Form 10-Q
period 2012-06-30
SPEEDWAY MOTORSPORTS INC
filed 2012-08-03
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of August 1, 2012, there were 41,427,412 shares of the registrant’s common stock outstanding.

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

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the SEC. The Company’s SEC filings are publicly available at the SEC’s website at www.sec.gov. You may also read and copy any document the Company files with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. The Company posts on its website the charters of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (NYSE) regulations. Please note that the Company’s website is provided as an inactive textual reference only. Information provided on the Company’s website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting stockholder by contacting the Company’s corporate secretary at its company offices.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$111,142	$87,368
Accounts and notes receivable, net	61,580	39,415
Prepaid income taxes	5,660	12,975
Inventories, net	9,739	8,630
Prepaid expenses	3,710	3,583
Deferred income taxes	5,924	5,924
Total Current Assets	197,755	157,895
Notes and Other Receivables:
Affiliates	3,869	4,055
Other	1,894	2,057
Other Assets	28,616	29,805
Property and Equipment, Net	1,171,307	1,177,154
Other Intangible Assets, Net	394,984	394,960
Goodwill	138,717	138,717
Total	$1,937,142	$1,904,643

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,623	$17,540
Accounts payable	27,833	13,705
Deferred race event and other income, net	76,363	62,658
Accrued interest	6,243	6,260
Accrued expenses and other current liabilities	20,717	21,480
Total Current Liabilities	148,779	121,643
Long-term Debt	536,806	555,017
Payable to Affiliate	2,594	2,594
Deferred Income, Net	11,752	12,713
Deferred Income Taxes	377,482	366,898
Other Liabilities	4,629	4,598
Total Liabilities	1,082,042	1,063,463
Commitments and Contingencies (Notes 2, 5, 6, and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,438,000 in 2012 and 41,452,000 in 2011	452	451
Additional Paid-in Capital	245,914	244,946
Retained Earnings	693,834	679,491
Treasury stock at cost, shares – 3,759,000 in 2012 and 3,673,000 in 2011	(85,100)	(83,708)
Total Stockholders’ Equity	855,100	841,180
Total	$1,937,142	$1,904,643

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2012	2011
Revenues:
Admissions	$39,018	$31,282
Event related revenue	55,667	51,904
NASCAR broadcasting revenue	78,040	62,401
Other operating revenue	8,298	7,492

Total Revenues	181,023	153,079

Expenses and Other:
Direct expense of events	34,532	28,948
NASCAR purse and sanction fees	47,191	37,684
Other direct operating expense	5,083	5,669
General and administrative	24,453	23,036
Depreciation and amortization	14,093	13,323
Interest expense, net	10,240	10,114
Impairment of goodwill (Note 4)	–	48,609
Loss on early debt redemption and refinancing (Note 5)	–	23
Other income, net	(49)	(12)

Total Expenses and Other	135,543	167,394

Income (Loss) from Continuing Operations Before Income Taxes	45,480	(14,315)
Provision for Income Taxes	(18,519)	(13,779)

Income (Loss) from Continuing Operations	26,961	(28,094)
Loss from Discontinued Operation, Net of Taxes	(11)	(179)

Net Income (Loss) and Comprehensive Income (Loss) (Note 1)	$26,950	$(28,273)

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.65	$(0.68)
Discontinued Operation	–	–

Net Income (Loss)	$0.65	$(0.68)

Weighted Average Shares Outstanding	41,451	41,553

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.65	$(0.68)
Discontinued Operation	–	–

Net Income (Loss)	$0.65	$(0.68)

Weighted Average Shares Outstanding	41,459	41,553

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2012	2011
Revenues:
Admissions	$61,487	$55,858
Event related revenue	80,369	78,529
NASCAR broadcasting revenue	107,473	90,827
Other operating revenue	16,496	14,540

Total Revenues	265,825	239,754

Expenses and Other:
Direct expense of events	49,521	44,500
NASCAR purse and sanction fees	65,946	55,977
Other direct operating expense	10,137	11,043
General and administrative	46,332	44,539
Depreciation and amortization	28,009	26,573
Interest expense, net	20,676	21,361
Impairment of goodwill (Note 4)	–	48,609
Loss on early debt redemption and refinancing (Note 5)	–	7,456
Other income, net	(95)	(32)

Total Expenses and Other	220,526	260,026

Income (Loss) from Continuing Operations Before Income Taxes	45,299	(20,272)
Provision for Income Taxes	(18,456)	(9,066)

Income (Loss) from Continuing Operations	26,843	(29,338)
Loss from Discontinued Operation, Net of Taxes	(39)	(453)

Net Income (Loss) and Comprehensive Income (Loss) (Note 1)	$26,804	$(29,791)

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.65	$(0.71)
Discontinued Operation	–	(0.01)

Net Income (Loss)	$0.65	$(0.72)

Weighted Average Shares Outstanding	41,447	41,574

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.65	$(0.71)
Discontinued Operation	–	(0.01)

Net Income (Loss)	$0.65	$(0.72)

Weighted Average Shares Outstanding	41,455	41,574

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012	41,452	$451	$244,946	$679,491	$(83,708)	$841,180
Net income and comprehensive income (Note 1)	—	—	—	26,804	—	26,804
Share-based compensation	71	1	968	—	—	969
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(12,461)	—	(12,461)
Repurchases of common stock	(85)	—	—	—	(1,392)	(1,392)

Balance, June 30, 2012	41,438	$452	$245,914	$693,834	$(85,100)	$855,100

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$26,804	$(29,791)
Loss from discontinued operation, net of tax	39	453
Cash (used) provided by operating activities of discontinued operation	(39)	1,697
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Impairment of goodwill	—	48,609
Loss on early debt redemption and refinancing, non-cash	—	7,456
Deferred loan cost amortization	1,252	1,258
Interest expense accretion of debt discount	872	949
Depreciation and amortization	28,009	26,573
Amortization of deferred income	(3,087)	(1,380)
Deferred income tax provision	10,584	11,331
Share-based compensation	969	943
Changes in operating assets and liabilities:
Accounts and notes receivable	(22,130)	(12,130)
Prepaid and accrued income taxes	7,315	290
Inventories	(1,109)	(981)
Prepaid expenses	(127)	(183)
Accounts payable	10,820	7,099
Deferred race event and other income	13,398	20,632
Accrued interest	(17)	2,401
Accrued expenses and other liabilities	(763)	(88)
Deferred income	1,217	258
Other assets and liabilities	88	(4,105)

Net Cash Provided By Operating Activities	74,095	81,291

Cash Flows from Financing Activities:
Borrowings under long-term debt	—	330,000
Principal payments on long-term debt	(19,000)	(359,000)
Payment of debt issuance costs	—	(11,336)
Dividend payments on common stock	(12,461)	(8,330)
Repurchases of common stock	(1,392)	(1,983)

Net Cash Used By Financing Activities	(32,853)	(50,649)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2012	2011
Cash Flows from Investing Activities:
Payments for capital expenditures	$(17,566)	$(32,850)
Proceeds from sales of property and equipment	—	229
Increase in other non-current assets	(30)	—
Repayment of notes and other receivables	128	155

Net Cash Used By Investing Activities	(17,468)	(32,466)

Net Increase (Decrease) In Cash and Cash Equivalents	23,774	(1,824)
Cash and Cash Equivalents at Beginning of Period	87,368	92,200

Cash and Cash Equivalents at End of Period	$111,142	$90,376

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$20,825	$19,127
Cash paid for income taxes	600	1,000
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	3,308	10,169
Increase in deferred income for exchange of property and equipment	1,247	5,350

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation—The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC (Sonoma) (formerly known as Infineon Raceway), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (US Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. All note disclosures pertain to continuing operations unless otherwise indicated. See Note 1 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K (2011 Annual Report) for further description of its business operations, properties and scheduled events.

Comprehensive Income or Loss Presentation—The Company has no accumulated other comprehensive income or loss at June 30, 2012 or December 31, 2011, and no components of other comprehensive income or loss separate from net income or loss for the three or six months ended June 30, 2012 and 2011 that require presentation either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For the three and six months ended June 30, 2011, the Company’s Consolidated Statement of Stockholder’s Equity and Comprehensive Loss reflected a decrease in net unrealized loss on marketable equity securities of $22,000 and $19,000, respectively, which management believes is insignificant for separate presentation in the current period. As of December 31, 2011, management assessed the declines in fair value of these securities as other than temporary and associated insignificant losses were recognized, and there were no remaining unrealized gains or losses or accumulated other comprehensive loss.

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

The significant racing schedule changes for the six months ended June 30, 2012 as compared to 2011 include:

•	KyS held one NASCAR Sprint Cup, one NASCAR Nationwide and one NASCAR Camping World Truck Series racing event in the second quarter 2012 that were held in the third quarter 2011

Marketing Agreements—The Company had one facility naming rights agreement that renamed Sears Point Raceway as Infineon Raceway, which expired in the second quarter 2012. This naming rights agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue received by the Company under this agreement individually was not material. The facility has been renamed Speedway Sonoma, and associated costs were not significant.

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

As further described in Note 2 to the Consolidated Financial Statements in our 2011 Annual Report “Joint Venture Equity Investment Impairment”, the carrying value of the Company’s equity investment in MA was reduced to $0 as of December 31, 2009. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s second quarter and year-to-date 2012 and 2011 results were not impacted by MA’s operations under the equity method. The following summarized financial information on MA’s operating results is presented for informational purposes (in thousands):

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$10,997	$10,858	$17,127	$16,698
Gross profit	4,958	4,489	7,199	6,512
Income (loss) from continuing operations	1,632	493	1,232	(1,256)
Net income (loss)	1,632	493	1,232	(1,256)

SMI and ISC have contingently guaranteed an MA obligation associated with one NASCAR team licensor of MA, which is scheduled for periodic reduction and elimination by MA payments through January 2013. As of both June 30, 2012 and December 31, 2011, the Company’s contingent guarantee approximated $1.2 million. Should MA not have sufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some future obligation could arise, the amount, if any, is not reasonably estimable at this time. Management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Although not expected at this time, the Company could be required to record a charge related to the Company’s contingent guarantee obligation, if funding was required.

Effective Income Tax Rates—The Company’s effective income tax rate for the three and six months ended June 30, 2012 was 40.7%. The Company’s effective income tax rate for the three and six months ended June 30, 2011 was 40.0%, excluding the negative impact of recording no tax benefit related to the goodwill impairment charge further described in Note 4, and positive impact of net decreases in income tax position liabilities of prior years.

The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. See Notes 2 and 8 to the Consolidated Financial Statements in our 2011 Annual Report for additional information on accounting for income taxes. Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of both June 30, 2012 and December 31, 2011, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $19,000 and $20,000 for the three months ended June 30, 2012 and 2011, and $37,000 and $237,000 for the six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, the Company had $734,000 and $697,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities.

As of June 30, 2012, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2011 by the Georgia Department of Revenue and the California Franchise Tax Board, and 2008 through 2011 by all other taxing jurisdictions to which the Company is subject. The Internal Revenue Service is currently conducting an examination of the Company’s 2010 federal income tax return, the outcome of which will not be known until finalized. A reconciliation of the change in the total unrecognized tax benefits and other information for the six months ended June 30, 2012 and 2011 is as follows (in thousands):

	2012	2011
Beginning of period	$1,004	$2,879
Increases (decreases) for tax positions of current year	–	–
Increases for tax positions of prior years	–	358
Decreases for tax positions of prior years	–	(2,196)
Increases (decreases) for settlements with taxing authorities	–	(489)
Reductions for lapse of applicable statute of limitations	–	–

End of period	$1,004	$552

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended June 30, 2012 and 2011 amounted to $1,602,000 and $1,754,000, and for the six months ended June 30, 2012 and 2011 amounted to $2,545,000 and $3,000,000.

Advertising Expenses—Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $6,848,000 and $5,581,000 in the three months ended June 30, 2012 and 2011, and $9,356,000 and $8,148,000 in the six months ended June 30, 2012 and 2011. There were no deferred direct-response advertising costs at June 30, 2012 or December 31, 2011.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 (in thousands):

			June 30, 2012		December 31, 2011
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$ 111,142	$ 111,142	$ 87,368	$ 87,368
Floating rate notes receivable	2	NR	2,575	2,575	2,765	2,765
Cash surrender values	2	NR	4,460	4,460	4,319	4,319

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	127,500	127,500	145,000	145,000
6 3/4% Senior Notes Payable due 2019	1	NR	150,000	156,325	150,000	150,750
8 3/4% Senior Notes payable due 2016	1	NR	270,137	298,375	269,517	298,375
Other long-term debt	2	NR	6,791	6,791	8,040	8,040

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

KyS held an inaugural NASCAR Sprint Cup race in the third quarter 2011. Because of various traffic congestion issues, the Company offered to exchange race tickets meeting certain criteria for tickets to specified KyS or other speedway 2011 race events or KyS’s second quarter 2012 Sprint Cup race. The exchange offer expired November 30, 2011 and cash refunds were not offered. Tickets exchanged for race events held in 2011 were not significant. At December 31, 2011, the Company had deferred race event income of $589,000 associated with tickets exchanged for KyS’s 2012 Sprint Cup event, all of which was recognized in the second quarter 2012.

TMS, in conjunction with the Fort Worth Sports Authority, has a two-year oil and gas mineral rights lease agreement expiring December 2013 which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS should extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessor on roadway and pipeline logistics to prevent interference of TMS or lessor activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 is being accreted into other operating revenue over the two-year agreement term on a straight-line basis, with $801,000 and $1,607,000 recognized in the three and six months ended June 30, 2012. Deferred revenue recognizable in the upcoming fiscal year is reflected as current liabilities in deferred race event and other income.

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

The FASB issued Accounting Standards Update No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30 “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill”. Under this Update, entities have an option not to calculate annually the fair value of an indefinite-lived intangible asset if it determines that it is not more likely than not the asset is impaired. This Update results in permitting entities to assess qualitative factors when testing indefinite-lived intangible assets for impairment results that is similar to the goodwill impairment testing guidance in Update 2011-08 as further described in the preceding paragraph. If, after assessing the totality of events and circumstances, an entity concludes it is not more likely than not that the indefinite-lived intangible asset is impaired, no further action is required. However, if an entity concludes otherwise, it is required to determine fair value of the intangible asset and perform quantitative impairment testing by comparing fair value with the carrying amount in accordance with Subtopic 350-30. Entities also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Entities should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the intangible asset is impaired, and should refer to examples in paragraph 350-30-35-18B(a) through (f) for guidance about the types of events and circumstances to consider in evaluating possible impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company is currently assessing the impact, if any, adoption may have on its future impairment assessments.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	June 30,	December 31,
	2012	2011
Souvenirs and apparel	$3,342	$2,867
Finished vehicles, parts and accessories	5,834	5,149
Micro-lubricant® and other	563	614

Total	$9,739	$8,630

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At June 30, 2012 and December 31, 2011, inventories reflect provisions of $5,156,000 and $5,765,000.

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

2012 Annual Impairment Assessment—The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2012 indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value, and there have since been no events or circumstances which indicate possible unrecognized impairment as of June 30, 2012. The impairment evaluation was based predominately on management’s best estimate of future discounted operating cash flows and profitability for all reporting units. Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is not an indicator of impairment. See Notes 2 and 5 to the Consolidated Financial Statements in our 2011 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

2011 Impairment of Goodwill—Management’s annual assessment of goodwill and other intangible assets in the second quarter 2011 indicated the carrying values for NHMS exceeded estimated fair value. As such, a non-cash impairment charge of $48,609,000 (with no income tax benefit) was reflected in the second quarter 2011 to reduce goodwill related to NHMS to estimated fair value. The evaluation reflected lowered estimated future cash flows principally because of the severity and length of the recession extending beyond the Company’s previous forecast, reducing visibility on profitability recovery. The goodwill originated upon recording deferred tax liabilities associated with race date intangibles of $127.4 million established under purchase method accounting rules over and above NHMS’s net cash purchase price of $330.1 million paid in 2008. Those accounting rules required establishing such deferred tax liabilities assuming the Company would ultimately sell NHMS assets, and not stock, for tax reporting purposes. Those accounting rules prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely and that no sale is being contemplated. The impairment does not pertain to or affect the underlying value of the Company’s race date intangibles. The 2011 charge and associated operations are included in the Company’s “motorsports event related” reporting segment (see Note 10).

As of June 30, 2012 and December 31, 2011, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	100	$(29)	71	70	$(23)	47	5-6

Total	$395,013	$(29)	$394,984	$394,983	$(23)	$394,960

In the six months ended June 30, 2012, amortizable other intangible assets increased $30,000 for event sanctioning and renewal agreements for certain annual minor racing events to be held for five years commencing in the second quarter 2012. There were no other changes in the gross carrying value of goodwill or other intangible assets during the six months ended June 30, 2012.

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

During the six months ended June 30, 2012, the Company repaid $17,500,000 of Credit Facility borrowings, including Term Loan borrowings of $7,500,000. At June 30, 2012 and December 31, 2011, outstanding borrowings under the revolving Credit Facility were $0 and $10,000,000, and under the Term Loan were $127,500,000 and $135,000,000, respectively. At June 30, 2012, outstanding letters of credit amounted to $892,000.

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

2009 Senior Notes—In 2009, the Company completed a private placement, and subsequent exchange offer for substantially identical notes registered under the Securities Act, of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value and net proceeds were used to reduce outstanding borrowings under the Credit Facility. As of June 30, 2012 and December 31, 2011, the 2009 Senior Notes carrying value of $270,137,000 and $269,517,000 is reported net of unamortized issuance discount of $4,863,000 and $5,483,000, respectively.

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

Other General Terms and Conditions—The 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The 2011 Credit Facility agreement, 2009 Senior Notes Indenture and 2011 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of June 30, 2012. See Note 5 to the Consolidated Financial Statements included in the Company’s 2011 Annual Report for additional information on these debt agreements.

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

Other Notes Payable—Long-term debt includes two non-interest bearing debt obligations associated with the Company’s acquisition of KyS. Each obligation is payable in 60 monthly installments of $125,000. As of June 30, 2012 and December 31, 2011, their combined carrying values of $6,791,000 and $8,040,000 reflect discounts of $709,000 and $960,000, respectively, based on effective interest rates of 6% and 7%.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2012	2011	2012	2011
Gross interest costs	$10,597	$11,036	$21,249	$23,153
Less: capitalized interest costs	(286)	(840)	(441)	(1,625)

Interest expense	10,311	10,196	20,808	21,528
Interest income	(71)	(82)	(132)	(167)

Interest expense, net	$10,240	$10,114	$20,676	$21,361

Weighted-average interest rate on borrowings under bank Credit Facility	2.7%	2.7%	2.8%	3.0%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2012	2011	2012	2011
Income (loss) from continuing operations applicable to common stockholders and assumed conversions	$26,961	$(28,094)	$26,843	$(29,338)

Weighted average common shares outstanding	41,451	41,553	41,447	41,574
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	8	—	8	—

Weighted average common shares outstanding and assumed conversions	41,459	41,553	41,455	41,574

Basic earnings (loss) per share	$0.65	$(0.68)	$0.65	$(0.71)

Diluted earnings (loss) per share	$0.65	$(0.68)	$0.65	$(0.71)

Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	1,033	1,397	1,037	1,397

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and six months ended June 30, 2012, the Company repurchased 30,000 and 63,000 shares of common stock for $516,000 and $1,033,000. As of June 30, 2012, the Company could repurchase up to an additional 305,000 shares under the current authorization.

Declaration of Cash Dividends—To date in 2012, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 22, 2012	April 17, 2012	July 19, 2012
Record date	March 5, 2012	May 18, 2012	August 17, 2012
Paid or payable to shareholders	March 15, 2012	June 8, 2012	September 7, 2012
Aggregate quarterly cash dividend	$6,241	$6,220	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at June 30, 2012 and December 31, 2011 include $3,869,000 and $4,055,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before June 30, 2013, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2011 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $93,000 and $89,000 in the three months ended June 30, 2012 and 2011, and $185,000 and $177,000 in the six months ended June 30, 2012 and 2011. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at June 30, 2012 and December 31, 2011 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before June 30, 2013.

Certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $173,000 and $138,000 in the three months ended June 30, 2012 and 2011, and $311,000 and $280,000 in the six months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011, amounts owed to these affiliated companies were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $43,000 and $139,000 in the three months ended June 30, 2012 and 2011, and $139,000 and $275,000 in the six months ended June 30, 2012 and 2011. There were no vehicles sold to SAI in the three and six months ended June 30, 2012 or 2011. Also, SMI Properties sold merchandise to SAI totaling $176,000 and $170,000 in the three months ended June 30, 2012 and 2011, and $319,000 and $312,000 in the six months ended June 30, 2012 and 2011. Amounts due from SAI at June 30, 2012 were $65,000, and at December 31, 2011 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $568,000 and $427,000 for the three months ended June 30, 2012 and 2011 and $1,151,000 and $816,000 for the six months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011, approximately $246,000 and $161,000 was due from SAI to Oil-Chem. These amounts are reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during Company events. In the three months ended June 30, 2012 and 2011, merchandise purchases approximated $56,000 and $94,000, and merchandise sales and event related commissions approximated $569,000 and $676,000, respectively. In the six months ended June 30, 2012 and 2011, merchandise purchases approximated $439,000 and $375,000, and merchandise sales and event related commissions approximated $1,167,000 and $1,485,000, respectively. At June 30, 2012 and December 31, 2011, net amounts due from MA approximated $150,000 and $138,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of June 30, 2012 and December 31, 2011, and transactions for the three and six months ended June 30, 2012 and 2011, are summarized below (in thousands):

			June 30, 2012	December 31, 2011
Notes and other receivables			$4,330	$4,386
Amounts payable to affiliates			2,594	2,594

	Three Months Ended June 30:		Six Months Ended June 30:
	2012	2011	2012	2011
Merchandise and vehicle purchases	$99	$233	$578	$650
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,408	1,368	2,827	2,803
Rent expense	173	138	311	280
Interest income	28	32	57	64
Interest expense	26	26	52	51

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against only the Swift Defendants on December 29, 2010. The settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. On February 15, 2011, the North Carolina Court of Appeals filed its opinion affirming the trial court’s ruling denying BNP France’s motion to dismiss. On March 22, 2011, BNP France filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals that affirmed the trial court’s ruling denying BNP France’s motion to dismiss. SMIL filed its response to the petition on April 4, 2011. The North Carolina Supreme Court denied BNP France’s Petition for Discretionary Review on January 26, 2012. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. On February 15, 2011, the North Carolina Court of Appeals filed its opinion which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. On March 22, 2011, SMIL filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. BNP Suisse filed its response to the petition on April 4, 2011. The North Carolina Supreme Court denied SMIL’s Petition for Discretionary Review on January 26, 2012. SMIL intends to continue pursuit of its claims against BNP France in the North Carolina Business Court. Discovery is ongoing in this matter.

On June 16, 2009, Melissa Jenks, as guardian for Roderick Jenks and individually, filed a lawsuit against NHMS and an employee in the United States District Court for the District of New Hampshire. The lawsuit alleges that Mr. Jenks suffered a traumatic head injury after falling from a golf cart being driven by an NHMS employee, and asserts claims of negligence, vicarious liability, and loss of consortium. The lawsuit claims past medical expenses for Mr. Jenks in excess of $662,000, and future economic losses of between $2,524,915 and $2,857,215 including future medical and life care expenses, and lost future income. The Plaintiff initially demanded $25 million, and at mediation in February 2012, the Plaintiff demanded $18 million to settle this matter. The Plaintiff later reduced the demand to $11.5 million. NHMS denied all claims in its answer as filed with the court. This matter was settled at a subsequent mediation in a manner that did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and restricted stock units to the Company’s President and Chief Operating Officer in each of the six months ended June 30, 2012 and 2011. All grants are under the 2004 Plan, are to be settled in shares of common stock, vest after three years or in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Amounts shown below as “Forfeited” are performance forfeitures in accordance with the terms of the Incentive Compensation Plan and result from differences between the Company’s actual results and the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan during the six months ended June 30, 2012 and 2011 (shares in thousands):

	Six Months Ended June 30:
	2012		2011
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	63	63	67	47
Granted	35	35	35	35
Vested	(30)	(30)	(27)	(7)
Forfeited	(8)	(8)	(12)	(12)
Outstanding, end of period	60	60	63	63

Additionally, 40,000 stock options granted in 2009 to a non-executive management employee at an exercise price per share of $14.58 vested during the six months ended June 30, 2012. In the six months ended June 30, 2012, the Company repurchased 22,000 shares of common stock for $359,000 from executive management employees to settle income taxes on 60,000 shares that vested during the period. In the six months ended June 30, 2011, the Company repurchased 2,300 shares of common stock from a former executive management employee for $36,000 to settle income taxes on 6,608 shares of that vested during the period. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

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

Under the 2008 Formula Plan prior to amendment, 100,000 shares of SMI’s common stock were reserved for issuance and awards were in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who was then a member of the Board received a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. The amendment approved by stockholders on April 17, 2012 increased the maximum number of shares that may be issued under the 2008 Formula Plan from 100,000 to 250,000 and increased the dollar value to be used in the formula for determining the number of shares covered by each grant of restricted stock from $60,000 to $75,000. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. In the six months ended June 30, 2012 and 2011, the Company awarded a total of 17,200 and 15,556 shares of restricted stock to non-employee directors, and a total of 15,556 and 15,120 shares previously granted to non-employee directors vested during these periods and are no longer subject to forfeiture or restrictions on transferability. All restricted stock awards were granted and vested in accordance with plan provisions.

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

Share-based compensation cost for the three months ended June 30, 2012 and 2011 totaled $472,000 and $486,000, before income taxes of $192,000 and $194,000, and for the six months ended June 30, 2012 and 2011 totaled $969,000 and $943,000, before income taxes of $395,000 and $377,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at June 30, 2012 or December 31, 2011. As of June 30, 2012, there was approximately $39,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.4 year, and none related to the 1994 Plan or the Formula Stock Option Plan. As of June 30, 2012, there was approximately $1,889,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.8 year.

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

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. Segment information on continuing operations for the three and six months ended June 30, 2012 and 2011, and as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

	Three Months Ended June 30:
	2012			2011
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$175,954	$5,069	$181,023	$148,142	$4,937	$153,079
Depreciation and amortization	14,032	61	14,093	13,258	65	13,323
Impairment of goodwill (Note 4)	–	–	–	48,609	–	48,609
Segment operating income (loss)	54,591	1,080	55,671	(4,681)	491	(4,190)
Capital expenditures	8,854	51	8,905	23,723	133	23,856

	Six Months Ended June 30:
	2012			2011
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$255,462	$10,363	$265,825	$230,093	$9,661	$239,754
Depreciation and amortization	27,882	127	28,009	26,440	133	26,573
Impairment of goodwill (Note 4)	–	–	–	48,609	–	48,609
Segment operating income	63,851	2,029	65,880	7,710	803	8,513
Capital expenditures	17,501	65	17,566	53,049	137	53,186

	June 30, 2012			December 31, 2011
Other intangibles	$394,984	–	$394,984	394,960	$–	$394,960
Goodwill intangibles	138,717	–	138,717	138,717	–	138,717
Total assets	1,910,660	$26,482	1,937,142	$1,879,606	25,037	1,904,643

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) for the periods indicated (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2012	2011	2012	2011
Total segment operating income (loss) from continuing operations	$55,671	$(4,190)	$65,880	$8,513
Adjusted for:
Interest expense, net	(10,240)	(10,114)	(20,676)	(21,361)
Loss on early debt redemption and refinancing (Note 5)	–	(23)	–	(7,456)
Other income, net	49	12	95	32

Consolidated income (loss) from continuing operations before income taxes	$45,480	$(14,315)	$45,299	$(20,272)

11. DISCONTINUED OIL AND GAS OPERATIONS

In 2008, the Company discontinued its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. These oil and gas activities are presented as discontinued operations for all periods using applicable authoritative guidance. SMIL presently owns an interest in one foreign entity owning certain oil and gas mineral rights in Russia, and significant uncertainties continue about its economic viability and ultimate recovery. This investment has been reflected as fully impaired since December 31, 2008. The Company is attempting to finalize sale, transfer or dissolution of the foreign interest in 2012. At June 30, 2012 and December 31, 2011, there were no current or non-current assets or liabilities or outstanding standby letters of credit associated with discontinued operations.

During the three and six months ended June 30, 2012 and 2011, the Company incurred legal fees and other costs associated with efforts to sell or dissolve its remaining foreign investment interest and recover previously reserved receivables (see Note 8 for information on legal proceedings associated with oil and gas activities). There were no revenues generated from oil and gas activities in the three and six months ended June 30, 2012 or 2011. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation, and no associated income tax benefits or gain or loss on disposal have been reflected in any period presented. Remaining estimated costs to sell or dispose, if any, have not yet been determined.

As of June 30, 2012 and December 31, 2011, all receivables associated with oil and gas activities are fully reserved. The Company recorded receivables of approximately $5,000 and $46,000 for the three months ended June 30, 2012 and 2011, and $19,000 and $145,000 for the six months ended June 30, 2012 and 2011, under its profit and loss sharing arrangement with Oasis Trading Group LLC (a US entity which provided oil and gas management and operational services to the Company), for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company these amounts (or any previously reserved or future amounts) is largely dependent on sufficient profitability and recovery from future oil and gas activities no longer Company owned or from legal proceedings. As such, uncertainty exists regarding recoverability, and these amounts have been fully reserved and reflected as a component of loss from discontinued operation.

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

The Company’s business has been, and is expected to remain, somewhat seasonal. The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, one annual NASCAR Sprint Cup race at NHMS was moved to the third quarter 2011 from the second quarter 2010, and for this year, KyS’s annual NASCAR Sprint Cup race date was moved to the second quarter 2012 from the third quarter 2011. These realignments significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three and six months ended June 30, 2012 and 2011 are not indicative of results that may be expected for the entire year because of such seasonality.

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

General Factors and Current Operating Trends — Our year-to-date results for the 2012 race season reflect decreases in admissions, ancillary broadcasting rights and other event related revenue categories. Management believes many of our revenue categories continue to be negatively impacted by declines in consumer and corporate spending from the recession, high fuel and food prices, high unemployment, difficult housing and credit markets, low levels of consumer confidence, sizable stock market volatility and other economic factors, adversely impacting recreational and entertainment spending. The strength and duration of recovery in the US economy currently remains uncertain. Higher fuel prices could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the credit and consumer markets and improve economic conditions. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these severe conditions might further improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in continued or further spending declines that could adversely impact our revenues and profitability. See Item 1A “Risk Factors” in our 2011 Annual Report for additional information on ongoing recessionary conditions, financial market disruptions and geopolitical risks.

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

In 2012, similar to past years, NASCAR continues to make refinements to racing rules, championship points formats, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. For 2012, NASCAR introduced electronic fuel injection for the Sprint Cup Series and implemented competition rules designed to restore “pack racing” at restrictor plate speedways. Also, female race driver Danica Patrick now competes in the Sprint Cup Series (part-time) and Nationwide Series (full-time), representing one of the many sizeable and largely untapped demographics in NASCAR racing. In 2013, car manufacturers Chevrolet, Toyota, Dodge and Ford will bring brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe these expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition, provide us and NASCAR with many long-term marketing and future growth opportunities.

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

Our Long-term, Multi-year Contracted Revenues Are Significant—–Much of our total revenues are generated under long-term contracts, and much of our future revenues are already contracted under television broadcasting rights and other long-term contracts. For example, the term of the eight-year NASCAR television broadcast agreement is through 2014. For 2012, all of our NASCAR Sprint Cup and most of our Nationwide Series event sponsorships are already sold, and many for years beyond 2012. Many of our other sponsorships and corporate marketing contracts are for multiple years. Also, we have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. Management believes the substantial amount of total revenue generated under such long-term contracts helps stabilize our financial resilience and profitability, particularly during difficult economic conditions. Management believes the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. Our naming rights agreement that renamed Sears Point Raceway as Infineon Raceway expired in the second quarter 2012. The expired agreement provided significant contracted revenues over its ten-year term. However, the annual contracted revenue we received under this agreement was not material. There can be no assurance we will execute any replacement agreements on acceptable terms. Also, we expect lower revenue from our ancillary rights agreements in 2012 as further discussed below in “Future Liquidity - Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements”.

Reaffirmed 2012 Earnings Guidance—In connection with our second quarter 2012 earnings release, management reaffirmed its previous full year 2012 guidance of $0.90-$1.20 per diluted share from continuing operations. The wide range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, as well as the timing and pace of economic recovery. The guidance also reflects expiration of Infineon Raceway’s naming rights agreement and reduced NASCAR ancillary rights revenues. High or increasing unemployment or fuel prices, among other items, could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative information and non-GAAP financial information set forth below, among other things, helps in understanding and comparing our results of operations. Also, due to the economic and other factors described above in “Near-term Operating Factors”, management believes admissions, many event related revenue categories, and other operating revenues reflected below continue to be negatively impacted by low consumer and corporate spending due to the weak economic conditions, high fuel and food prices, high unemployment, and difficult housing and consumer credit markets. In 2012, similar to 2011, management maintained reduced ticket prices to help foster fan support and mitigate any near-term demand weakness. While lower ticket prices can affect operating margins as compared to historical levels, management believes these are prudent measures in the current operating environment.

The significant racing schedule changes for the six months ended June 30, 2012 as compared to 2011 include:

•

KyS held one NASCAR Sprint Cup, one NASCAR Nationwide and one NASCAR Camping World Truck Series racing event in the second quarter 2012 that were held in the third quarter 2011 (2012 Race Date Realignments)

Non-GAAP Financial Information and Reconciliation—Income from continuing operations, and diluted earnings per share from continuing operations, as adjusted, set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income (loss), diluted earnings (loss) per share, income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations. Non-GAAP income and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts as described below in the indicated footnotes. The following schedule separately presents individual corresponding GAAP amounts and adjustments net of taxes, and reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. See Notes 4, 5 and 11 to the Consolidated Financial Statements for additional information on the 2011 impairment of goodwill, 2011 loss on early debt redemption and refinancing and on discontinued operations, respectively.

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

	Three Months Ended June 30:		Six Months Ended June 30:
	2012	2011	2012	2011

	(in thousands, except per share amounts)
Consolidated net income (loss) using GAAP	$26,950	$(28,273)	$26,804	$(29,791)
Loss from discontinued operation	11	179	39	453

Consolidated income (loss) income from continuing operations	26,961	(28,094)	26,843	(29,338)
Impairment of goodwill	--	48,609	--	48,609
Loss on early debt redemption and refinancing	--	14	--	4,471

Non-GAAP consolidated income from continuing operations	$26,961	$20,529	$26,843	$23,742

Consolidated diluted earnings (loss) per share using GAAP	$0.65	$(0.68)	$0.65	$(0.72)
Loss from discontinued operation	--	--	--	0.01

Consolidated diluted earnings (loss) per share from continuing operations	0.65	(0.68)	0.65	(0.71)
Impairment of goodwill	--	1.17	--	1.17
Loss on early debt redemption and refinancing	--	--	--	0.11

Non-GAAP diluted earnings per share from continuing operations	$0.65	$0.49	$0.65	$0.57

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

Total Revenues for the three months ended June 30, 2012 increased by $27.9 million, or 18.3%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2012 increased by $7.7 million, or 24.7%, over such revenue for the same period last year. This increase is due primarily to the KyS 2012 Race Date Realignments. The overall increase was partially offset by lower admissions revenue for certain NASCAR-sanctioned racing events held in the current period, reflecting lower attendance, as compared to the same period last year.

Event Related Revenue for the three months ended June 30, 2012 increased by $3.8 million, or 7.2%, over such revenue for the same period last year. This increase is due primarily to KyS’s 2012 Race Date Realignments and, to a lesser extent, higher event related revenues associated with certain NASCAR-sanctioned racing events and track rentals in the current period as compared to the same period last year. The overall increase was partially offset by expiration of Sonoma’s facility naming rights agreement and lower ancillary broadcasting rights revenues in the current period.

NASCAR Broadcasting Revenue for the three months ended June 30, 2012 increased by $15.6 million, or 25.1%, over such revenue for the same period last year. This increase is due primarily to KyS’s 2012 Race Date Realignments and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

Other Operating Revenue for the three months ended June 30, 2012 increased by $806,000, or 10.8%, over such revenue for the same period last year. This increase reflects TMS oil and gas mineral rights revenue (none was recognized in 2011) and higher Oil-Chem revenues in the current period as compared to the same period last year.

Direct Expense of Events for the three months ended June 30, 2012 increased by $5.6 million, or 19.3%, over such expense for the same period last year. This increase is due primarily to KyS’s 2012 Race Date Realignments and, to a much lesser degree, operating costs associated with certain higher event related revenues in the current period as compared to the same period last year. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs. The overall increase was partially offset by lower purse and sanction fees for certain non-NASCAR events held in the current period as compared to the same period last year.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2012 increased by $9.5 million, or 25.2%, over such expense for the same period last year. This increase is due primarily to KyS’s 2012 Race Date Realignments and, to a lesser degree, higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

Other Direct Operating Expense for the three months ended June 30, 2012 decreased by $586,000, or 10.3%, from such expense for the same period last year. This decrease is due to lower operating costs associated with non-event souvenir merchandising revenues and a combination of individually insignificant items in the current period.

General and Administrative Expense for the three months ended June 30, 2012 increased by $1.4 million, or 6.2%, over such expense for the same period last year. This increase reflects higher compensation, property taxes and utility costs in the current period. The increase also reflects a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the three months ended June 30, 2012 increased by $770,000, or 5.8%, over such expense for the same period last year. This increase is due primarily to additions to property and equipment, particularly at KyS.

Interest Expense, Net for the three months ended June 30, 2012 was $10.2 million compared to $10.1 million for the same period last year. This change reflects lower capitalized interest, which was partially offset by lower total outstanding debt and lower interest on Credit Facility borrowings, including the Term Loan, in the current period as compared to the same period last year.

Impairment of Goodwill for the three months ended June 30, 2011 represents a non-cash impairment charge (with no income tax benefit) to reduce the carrying value of goodwill related to NHMS to estimated fair value, resulting from our 2011 annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements. The goodwill originated upon recording deferred tax liabilities associated with race date intangibles established under purchase method accounting rules. Those rules required deferred tax liabilities be established assuming we would ultimately sell NHMS assets, and not stock, for tax reporting purposes, and prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely.

Loss on Early Debt Redemption and Refinancing for the three months ended June 30, 2011 represents nominal remaining costs associated with the first quarter 2011 debt redemption and refinancing transactions as further described in Note 5 to the Consolidated Financial Statements.

Other Income, Net for the three months ended June 30, 2012 was $49,000 compared to $12,000 for the same period last year. This change is due to a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the three months ended June 30, 2012 was 40.7%. Our effective income tax rate for the three months ended June 30, 2011 was 40.0%, excluding the negative impact of recording no tax benefit related to the goodwill impairment charge and positive impact of net decreases in income tax position liabilities of prior years.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. In the three months ended June 30, 2012 and 2011, we incurred legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables.

Net Income for the three months ended June 30, 2012 was $27.0 million compared to a net loss of $28.3 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Total Revenues for the six months ended June 30, 2012 increased by $26.1 million, or 10.9%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2012 increased by $5.6 million, or 10.1%, over such revenue for the same period last year. This increase is due primarily to KyS’s 2012 Race Date Alignments. The overall increase was offset by lower admissions revenue at certain NASCAR-sanctioned racing events held in the current period, reflecting lower attendance, as compared to the same period last year.

Event Related Revenue for the six months ended June 30, 2012 increased by $1.8 million, or 2.3%, over such revenue for the same period last year. This increase is due primarily to KyS’s 2012 Race Date Realignments and, to a lesser extent, higher event related revenues associated with certain NASCAR-sanctioned racing events, track rentals and driving schools in the current period as compared to the same period last year. The overall increase was partially offset by expiration of Sonoma’s facility naming rights agreement, and lower ancillary broadcasting rights and event related revenues associated with certain NASCAR-sanctioned racing events in the current period.

NASCAR Broadcasting Revenue for the six months ended June 30, 2012 increased by $16.6 million, or 18.3%, over such revenue for the same period last year. This increase is due primarily to KyS’s 2012 Race Date Realignments and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

Other Operating Revenue for the six months ended June 30, 2012 increased by $2.0 million, or 13.5%, over such revenue for the same period last year. This increase reflects TMS oil and gas mineral rights revenue (none was recognized in 2011) and, to a lesser extent, higher Oil-Chem revenues in the current period as compared to the same period last year. The overall increase was partially offset by lower non-event souvenir merchandising revenues in the current period.

Direct Expense of Events for the six months ended June 30, 2012 increased by $5.0 million, or 11.3%, over such expense for the same period last year. This increase is due primarily to KyS’s 2012 Race Date Realignments and, to a much lesser degree, operating costs associated with certain higher event related revenues in the current period as compared to the same period last year. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs. The overall increase was partially offset by lower purse and sanction fees for certain non-NASCAR events, and lower operating costs from cost reduction efforts for certain NASCAR events, held in the current period as compared to the same period last year.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2012 increased by $10.0 million, or 17.8%, over such expense for the same period last year. This increase is due primarily to KyS’s 2012 Race Date Realignments and, to a lesser degree, higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

Other Direct Operating Expense for the six months ended June 30, 2012 decreased by $906,000, or 8.2%, from such expense for the same period last year. This decrease is due to lower operating costs associated with non-event souvenir merchandising revenues and a combination of individually insignificant items in the current period.

General and Administrative Expense for the six months ended June 30, 2012 increased by $1.8 million, or 4.0%, over such expense for the same period last year. This increase reflects higher compensation, property and other taxes and utility costs in the current period. The increase also reflects a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the six months ended June 30, 2012 increased by $1.4 million, or 5.4%, over such expense for the same period last year. This increase is due primarily to additions to property and equipment, particularly at KyS.

Interest Expense, Net for the six months ended June 30, 2012 was $20.7 million compared to $21.4 million for the same period last year. This change reflects lower total outstanding debt and lower interest on Credit Facility borrowings, including the Term Loan, as compared to the Company’s former debt arrangements as further described in Note 5 to the Consolidated Financial Statements. The change also reflects lower capitalized interest in the current period as compared to the same period last year.

Impairment of Goodwill for the six months ended June 30, 2011 represents a non-cash impairment charge (with no income tax benefit) to reduce the carrying value of goodwill related to NHMS to estimated fair value, resulting from our 2011 annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements.

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

Other Income, Net for the six months ended June 30, 2012 was $95,000 compared to $32,000 for the same period last year. This change is due to a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the six months ended June 30, 2012 was 40.7%. Our effective income tax rate for the six months ended June 30, 2011 was 40.0%, excluding the negative impact of recording no tax benefit related to the goodwill impairment charge and positive impact of net decreases in income tax position liabilities of prior years.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. In the six months ended June 30, 2012 and 2011, we incurred legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables.

Net Income for the six months ended June 30, 2012 was $26.8 million compared to a net loss of $29.8 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the six months ended June 30, 2012 resulted primarily from:

(1)	net cash provided by operations amounting to $74.1 million
(2)	repayments of long-term debt amounting to $19.0 million
(3)	payment of quarterly cash dividends amounting to $12.5 million
(4)	repurchases of common stock amounting to $1.4 million
(5)	cash outlays for capital expenditures amounting to $17.6 million

The Company had the following contractual obligations as of June 30, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations(1)
Current liabilities, excluding deferred race event income	$54,793	$54,793	–	–	–
Long-term debt, bank credit facility and senior notes(2)	554,429	17,623	$115,934	$270,872	$150,000
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	2,891	–	–	2,891	–
Interest on fixed rate debt obligations(3)	161,610	34,565	68,692	42,322	16,031
Deferred income taxes	377,482	–	–	–	377,482
Interest on floating rate credit facility debt(3)	7,689	3,303	4,386	–	–
NASCAR purse and sanction fees(4)	57,289	57,289	–	–	–
Contracted capital expenditures(1)	1,029	1,029	–	–	–
Operating leases	4,811	1,138	1,955	752	966
Total Contractual Cash Obligations	$1,224,617	$169,740	$190,967	$316,837	$547,073

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments
Letters of credit	$892	$892	–	–	–
Contingent guarantee obligation	1,226	1,226	–	–	–
Total Other Commercial Commitments	$2,118	$2,118	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued and deferred income taxes (cash paid for income taxes was $600,000 in the six months ended June 30, 2012); (b) income tax liabilities of approximately $1.7 million as of June 30, 2012 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $17.6 million in the six months ended June 30, 2012).

(2)

Long-term debt payments include our Credit Facility, including minimum required quarterly principal payments of $3.8 million under the Term Loan, and the 2011 Senior Notes and 2009 Senior Notes. As of June 30, 2012, the Company had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2011 6 3/4% Senior Notes due 2019 and the 2009 8 3/4% Senior Notes due 2016. Interest payments for the floating rate Credit Facility, including the Term Loan, are estimated based on outstanding borrowings aggregating $127.5 million and average interest rates of 2.8% in the six months ended June 30, 2012. The Credit Facility is scheduled to expire in January 2015, and no estimated interest payments beyond that date are reflected.

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

FUTURE LIQUIDITY

As of June 30, 2012, our cash and cash equivalents totaled $111.1 million, outstanding borrowings under the Credit Facility amounted to $127.5 million (all Term Loan borrowings), and outstanding letters of credit amounted to $892,000. At June 30, 2012, we had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit, under the Credit Facility. At June 30, 2012, net deferred tax liabilities totaled $371.6 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

2011 Senior Notes—Our 6 3/4% Senior Notes aggregating $150.0 million in outstanding principal at June 30, 2012 were issued in May 2011, mature in February 2019 and interest payments are due semi-annually on February 1 and August 1. We may redeem some or all of the 2011 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2011 Senior Notes before February 1, 2014 with proceeds from certain equity offerings at a redemption premium of 106.75% of par. We may also redeem some or all of the 2011 Senior Notes before February 1, 2015 at par plus a “make-whole” premium. In the event of a change of control, we must offer to repurchase the 2011 Senior Notes at 101% of par value.

2009 Senior Notes—Our 8 3/4% Senior Notes aggregating $275.0 million in outstanding principal at June 30, 2012 were issued in 2009, mature in 2016 and interest payments are due semi-annually on June 1 and December 1. We may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in fiscal years beginning June 1, 2013 to par after June 1, 2015, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, we must offer to repurchase the 2009 Senior Notes at 101% of par value.

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

We were in compliance with all debt covenants as of June 30, 2012. Management believes the most restrictive financial covenant in our debt agreements is the Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.25 to 1.0 on June 30, 2012, increasing to 2.5 to 1.0 on December 31, 2012. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in Item 1A “Risk Factors” in our 2011 Annual Report, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

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

Stock Repurchase Program—Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2012, we repurchased 63,000 shares of common stock for approximately $1.0 million. As of June 30, 2012, we could repurchase up to an additional 305,000 shares under the current authorization.

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

2012 Projects—At June 30, 2012, we had various construction projects underway. Similar to prior years, we continue modernizing and expanding concessions, luxury suites, camping and hospitality areas, restrooms and other fan amenities at our speedway facilities. We are investing in social media and web application technology to attract and enhance the entertainment experience of race fans. We also are grinding a portion of BMS’s racing surface, and continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at our speedways.

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

On February 22, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, which was paid on March 15, 2012 to shareholders of record as of March 5, 2012. On April 17, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, which was paid on June 8, 2012 to shareholders of record as of May 18, 2012. On July 19, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on September 7, 2012 to shareholders of record as of August 17, 2012. These quarterly dividends represent a 50% increase over prior year quarterly dividends, and are being funded in part with cash that would otherwise be available for repurchases of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of June 30, 2012, we had aggregate outstanding letters of credit of $892,000. Also, as of June 30, 2012, we had a contingent guarantee obligation associated with an equity investee limited to approximately $1.2 million, which expires in 2013. Should the equity investee have insufficient future financial resources and such obligation remains due, we could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on our financial instruments and fair value information. A change in interest rates of one percent on our floating rate notes receivable and debt balances outstanding at June 30, 2012 would cause an approximate change in annual interest income of $26,000 and annual interest expense of $1.3 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and Note 5 to the Consolidated Financial Statements, our Credit Facility provides a four-year $100.0 million senior secured revolving credit facility and a $150.0 million secured term loan, expiring in January 2015. As of June 30, 2012, the Company had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at June 30, 2012 or December 31, 2011.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of June 30, 2012 and December 31, 2011 (in thousands):

	Carrying Value			Fair Value	Maturity Dates
	2012	2011	2012	2011
Floating rate notes receivable(1)	$2,575	$2,765	$2,575	$2,765	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	127,500	145,000	127,500	145,000	January 2015
6 3/4% Senior Notes	150,000	150,000	156,325	150,750	February 2019
8 3/4% Senior Notes(3)	270,137	269,517	298,375	298,375	June 2016

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the six months ended June 30, 2012 and 2011 was 2.8% and 3.0%, respectively.
(3)	Carrying values at June 30, 2012 and December 31, 2011 are reflected net of debt issuance discount of $4.9 million and $5.5 million, respectively.

Other Market Risk—As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $892,000 and a contingent guarantee obligation of approximately $1.2 million as of June 30, 2012. As of June 30, 2012 and December 31, 2011, we had no equity price risk.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting in the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the six months ended June 30, 2012.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. We could repurchase up to an additional 305,000 shares under the current authorization as of June 30, 2012. As set forth in the table below, we repurchased 63,000 shares of common stock on the open market for approximately $1.0 million during the six months ended June 30, 2012.

During the six months ended June 30, 2012, approximately 22,000 shares of our common stock were delivered to us at an average price per share of $15.95 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. These shares are reflected in the table below.

	Issuer Purchases of Equity Securities under Authorized Program as of June 30, 2012
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	12,000	$ 15.45	12,000	356,000
February 2012	10,000	16.41	10,000	346,000
March 2012	28,000	15.77	11,000	335,000
First Quarter 2012	50,000	15.83	33,000	335,000
April 2012	14,000	17.28	9,000	326,000
May 2012	11,000	16.43	11,000	315,000
June 2012	10,000	16.89	10,000	305,000
Second Quarter 2012	35,000	16.91	30,000	305,000
Total 2012	85,000	$ 16.28	63,000	305,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

10.1

Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of April 17, 2012 (incorporated by reference to Exhibit 99.1 to SMI’s Registration Statement on Form S-8 filed on May 3, 2012 (file No. 333-181127)).

10.2

Form of Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of April 17, 2012 (incorporated by reference to Exhibit 99.2 to SMI’s Registration Statement on Form S-8 filed on May 3, 2012 (file No. 333-181127)).

10.3

Speedway Motorsports, Inc. Incentive Compensation Plan, Amended and Restated as of February 21, 2012 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed on March 21, 2012).

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: August 1, 2012	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2012	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)