Form 10-Q
period 2012-09-30
SPEEDWAY MOTORSPORTS INC
filed 2012-11-01
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 41,396,412 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$96,096	$87,368
Accounts and notes receivable, net	47,841	39,415
Prepaid income taxes	5,446	12,975
Inventories, net	9,502	8,630
Prepaid expenses	2,424	3,583
Deferred income taxes	5,924	5,924
Total Current Assets	167,233	157,895
Notes and Other Receivables:
Affiliates	3,776	4,055
Other	1,811	2,057
Other Assets	27,940	29,805
Property and Equipment, Net	1,160,347	1,177,154
Other Intangible Assets, Net	394,972	394,960
Goodwill	138,717	138,717
Total	$1,894,796	$1,904,643

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,665	$17,540
Accounts payable	21,343	13,705
Deferred race event and other income, net	52,706	62,658
Accrued interest	9,731	6,260
Accrued expenses and other current liabilities	25,447	21,480
Total Current Liabilities	126,892	121,643
Long-term Debt	508,933	555,017
Payable to Affiliate	2,594	2,594
Deferred Income, Net	10,592	12,713
Deferred Income Taxes	381,292	366,898
Other Liabilities	4,666	4,598
Total Liabilities	1,034,969	1,063,463
Commitments and Contingencies (Notes 2, 5, 6, and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,407,000 in 2012 and 41,452,000 in 2011	452	451
Additional Paid-in Capital	246,391	244,946
Retained Earnings	698,588	679,491
Treasury stock at cost, shares – 3,790,000 in 2012 and 3,673,000 in 2011	(85,604)	(83,708)
Total Stockholders’ Equity	859,827	841,180
Total	$1,894,796	$1,904,643

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts. Certain per share amounts are not additive due to rounding)

(Unaudited)

	Three Months Ended September 30:
	2012	2011
Revenues:
Admissions	$36,178	$51,667
Event related revenue	40,325	50,285
NASCAR broadcasting revenue	58,675	68,733
Other operating revenue	7,078	6,269

Total Revenues	142,256	176,954

Expenses and Other:
Direct expense of events	35,087	40,018
NASCAR purse and sanction fees	38,118	44,448
Other direct operating expense	4,653	5,029
General and administrative	23,840	23,328
Depreciation and amortization	14,239	13,922
Interest expense, net	10,331	10,172
Other (income) expense, net	(59)	131

Total Expenses and Other	126,209	137,048

Income from Continuing Operations Before Income Taxes	16,047	39,906
Provision for Income Taxes	(5,002)	(16,003)

Income from Continuing Operations	11,045	23,903
Loss from Discontinued Operation, Net of Taxes	(78)	(158)

Net Income and Comprehensive Income (Note 1)	$10,967	$23,745

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.27	$0.58
Discontinued Operation	(0.00)	(0.01)

Net Income	$0.26	$0.57

Weighted Average Shares Outstanding	41,420	41,497

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.27	$0.58
Discontinued Operation	(0.00)	(0.01)

Net Income	$0.26	$0.57

Weighted Average Shares Outstanding	41,421	41,497

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30:
	2012	2011
Revenues:
Admissions	$97,665	$107,525
Event related revenue	120,694	128,814
NASCAR broadcasting revenue	166,148	159,560
Other operating revenue	23,574	20,809

Total Revenues	408,081	416,708

Expenses and Other:
Direct expense of events	84,608	84,518
NASCAR purse and sanction fees	104,064	100,425
Other direct operating expense	14,790	16,072
General and administrative	70,172	67,867
Depreciation and amortization	42,248	40,495
Interest expense, net	31,007	31,533
Impairment of goodwill (Note 4)	—	48,609
Loss on early debt redemption and refinancing (Note 5)	—	7,456
Other (income) expense, net	(154)	99

Total Expenses and Other	346,735	397,074

Income from Continuing Operations Before Income Taxes	61,346	19,634
Provision for Income Taxes	(23,458)	(25,069)

Income (Loss) from Continuing Operations	37,888	(5,435)
Loss from Discontinued Operation, Net of Taxes	(117)	(611)

Net Income (Loss) and Comprehensive Income (Loss) (Note 1)	$37,771	$(6,046)

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.91	$(0.13)
Discontinued Operation	(0.00)	(0.02)

Net Income (Loss)	$0.91	$(0.15)

Weighted Average Shares Outstanding	41,438	41,548

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.91	$(0.13)
Discontinued Operation	(0.00)	(0.02)

Net Income (Loss)	$0.91	$(0.15)

Weighted Average Shares Outstanding	41,444	41,548

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012	41,452	$451	$244,946	$679,491	$(83,708)	$841,180
Net income and comprehensive income (Note 1)	—	—	—	37,771	—	37,771
Share-based compensation	71	1	1,445	—	—	1,446
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(18,674)	—	(18,674)
Repurchases of common stock	(116)	—	—	—	(1,896)	(1,896)

Balance, September 30, 2012	41,407	$452	$246,391	$698,588	$(85,604)	$859,827

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$37,771	$(6,046)
Loss from discontinued operation, net of tax	117	611
Cash (used) provided by operating activities of discontinued operation	(117)	1,539
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Impairment of goodwill	—	48,609
Loss on early debt redemption and refinancing, non-cash	—	2,981
(Gain) loss on disposals of property and equipment and other assets	(92)	232
Deferred loan cost amortization	1,876	1,898
Interest expense accretion of debt discount	1,291	1,409
Depreciation and amortization	42,248	40,495
Amortization of deferred income	(4,288)	(1,936)
Deferred income tax provision	14,394	27,232
Share-based compensation	1,446	1,436
Changes in operating assets and liabilities:
Accounts and notes receivable	(8,334)	628
Prepaid and accrued income taxes	7,529	155
Inventories	(872)	(252)
Prepaid expenses	1,159	1,438
Accounts payable	7,857	4,748
Deferred race event and other income	(10,259)	(16,585)
Accrued interest	3,471	5,877
Accrued expenses and other liabilities	3,967	3,924
Deferred income	1,274	1,037
Other assets and liabilities	236	(4,138)

Net Cash Provided By Operating Activities	100,674	115,292

Cash Flows from Financing Activities:
Borrowings under long-term debt	—	330,000
Principal payments on long-term debt	(47,250)	(373,500)
Payment of debt issuance costs	—	(6,861)
Dividend payments on common stock	(18,674)	(12,480)
Repurchases of common stock	(1,896)	(2,837)

Net Cash Used By Financing Activities	(67,820)	(65,678)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2012	2011
Cash Flows from Investing Activities:
Payments for capital expenditures	$(24,357)	$(54,298)
Proceeds from sales of short-term investments	—	975
Proceeds from sales of property and equipment	107	830
Increase in other non-current assets	(30)	—
Repayment of notes and other receivables	154	1,500

Net Cash Used By Investing Activities	(24,126)	(50,993)

Net Increase (Decrease) In Cash and Cash Equivalents	8,728	(1,379)
Cash and Cash Equivalents at Beginning of Period	87,368	92,200

Cash and Cash Equivalents at End of Period	$96,096	$90,821

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$27,734	$25,893
Cash paid for income taxes	1,601	1,250
Supplemental Non-Cash Investing and Financing Activities Information:
Decrease in accounts payable for capital expenditures	219	1,965
Increase in deferred income for exchange of property and equipment	1,247	5,960

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

Comprehensive Income or Loss Presentation—The Company has no accumulated other comprehensive income or loss at September 30, 2012 or December 31, 2011, and no components of other comprehensive income or loss separate from net income or loss for the three or nine months ended September 30, 2012 and 2011 that require presentation either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For the three and nine months ended September 30, 2011, the Company’s Consolidated Statement of Stockholder’s Equity and Comprehensive Loss reflected an increase in net unrealized loss on marketable equity securities of $19,000 and $0, respectively, which management believes is insignificant for separate presentation in the current period. As of December 31, 2011, management assessed the declines in fair value of these securities as other than temporary and associated insignificant losses were recognized, and there were no remaining unrealized gains or losses or accumulated other comprehensive loss.

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

The more significant racing schedule changes for the nine months ended September 30, 2012 as compared to 2011 include:

•	KyS held one NASCAR Sprint Cup, one NASCAR Nationwide and one NASCAR Camping World Truck Series racing event in the second quarter 2012 that were held in the third quarter 2011

•

KyS held one NASCAR Nationwide Series racing event in the third quarter 2012 that was not held in 2011, and one NASCAR Camping World Truck Series racing event in the third quarter 2012 that was held in the fourth quarter 2011

•	LVMS held one NASCAR Camping World Truck Series racing event in the third quarter 2012 that was held in the fourth quarter 2011

•	NHMS held one NASCAR Camping World Truck Series and one IndyCar Series racing event in the third quarter 2011 that were not held in 2012

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

As further described in Note 2 to the Consolidated Financial Statements in our 2011 Annual Report “Joint Venture Equity Investment Impairment”, the carrying value of the Company’s equity investment in MA was reduced to $0 as of December 31, 2009. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s third quarter and year-to-date 2012 and 2011 results were not impacted by MA’s operations under the equity method. The following summarized financial information on MA’s operating results is presented for informational purposes (in thousands):

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$8,585	$9,407	$25,712	$26,105
Gross profit	3,520	3,813	10,719	10,325
Income (loss) from continuing operations	427	27	1,659	(1,229)
Net income (loss)	427	27	1,659	(1,229)

SMI and ISC have contingently guaranteed an MA obligation associated with one NASCAR team licensor of MA, which is scheduled for periodic reduction and elimination by MA payments through January 2013. As of both September 30, 2012 and December 31, 2011, the Company’s contingent guarantee approximated $1.2 million. Should MA not have sufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some future obligation could arise, the amount, if any, is not reasonably estimable at this time. Management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Although not expected at this time, the Company could be required to record a charge related to the Company’s contingent guarantee obligation, if funding was required.

Effective Income Tax Rates—The Company’s effective income tax rate for the three and nine months ended September 30, 2012 was 31.2% and 38.2%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2011 was 40.1%, excluding the negative impact of recording no tax benefit related to the second quarter 2011 goodwill impairment charge further described in Note 4, and positive impact of net decreases in income tax position liabilities of prior years. The lower 2012 tax rates are due primarily to lower effective state income tax rates.

The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. Cash paid for income taxes as reflected on the consolidated statements of cash flows excludes any previous overpayments the Company may have elected to apply to income tax liabilities. See Notes 2 and 8 to the Consolidated Financial Statements in our 2011 Annual Report for additional information on accounting for income taxes. Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of both September 30, 2012 and December 31, 2011, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $18,000 and $16,000 for the three months ended September 30, 2012 and 2011, and $55,000 and $253,000 for the nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, the Company had $752,000 and $697,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities.

As of September 30, 2012, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2011 by the Georgia Department of Revenue and the California Franchise Tax Board, and 2008 through 2011 by all other taxing jurisdictions to which the Company is subject. The Internal Revenue Service’s examination of the Company’s 2010 federal income tax return is final with no material adjustments. A reconciliation of the change in the total unrecognized tax benefits and other information for the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	2012	2011
Beginning of period	$1,004	$2,879
Increases (decreases) for tax positions of current year	—	—
Increases for tax positions of prior years	—	358
Decreases for tax positions of prior years	—	(2,196)
Increases (decreases) for settlements with taxing authorities	—	(489)
Reductions for lapse of applicable statute of limitations	—	—

End of period	$1,004	$552

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended September 30, 2012 and 2011 amounted to $2,066,000 and $2,222,000, and for the nine months ended September 30, 2012 and 2011 amounted to $4,611,000 and $5,222,000.

Advertising Expenses—Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $6,078,000 and $7,001,000 in the three months ended September 30, 2012 and 2011, and $15,434,000 and $15,149,000 in the nine months ended September 30, 2012 and 2011. There were no deferred direct-response advertising costs at September 30, 2012 or December 31, 2011.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 (in thousands):

			September 30, 2012		December 31, 2011
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$ 96,096	$ 96,096	$ 87,368	$ 87,368
Floating rate notes receivable	2	NR	2,480	2,480	2,765	2,765
Cash surrender values	2	NR	4,546	4,546	4,319	4,319

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	100,000	100,000	145,000	145,000
6 3/4% Senior Notes Payable due 2019	1	NR	150,000	160,500	150,000	150,750
8 3/4% Senior Notes payable due 2016	1	NR	270,448	297,000	269,517	298,375
Other long-term debt	2	NR	6,150	6,150	8,040	8,040

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

TMS, in conjunction with the Fort Worth Sports Authority, has a two-year oil and gas mineral rights lease agreement expiring December 2013 which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS should extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessor on roadway and pipeline logistics to prevent interference of TMS or lessor activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 is being accreted into other operating revenue over the two-year agreement term on a straight-line basis, with $802,000 and $2,409,000 recognized in the three and nine months ended September 30, 2012. Deferred revenue recognizable in the upcoming fiscal year is reflected as current liabilities in deferred race event and other income.

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

The FASB issued Accounting Standards Update No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30 “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill”. Under this Update, entities have an option not to calculate annually the fair value of an indefinite-lived intangible asset if it determines that it is not more likely than not the asset is impaired. This Update permits entities to assess qualitative factors when testing indefinite-lived intangible assets for impairment results similar to the goodwill impairment testing guidance in Update 2011-08 as further described in the preceding paragraph. If, after assessing the totality of events and circumstances, an entity concludes it is not more likely than not that the indefinite-lived intangible asset is impaired, no further action is required. However, if an entity concludes otherwise, it is required to determine fair value of the intangible asset and perform quantitative impairment testing by comparing fair value with the carrying amount in accordance with Subtopic 350-30. Entities also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Entities should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the intangible asset is impaired, and should refer to examples in paragraph 350-30-35-18B(a) through (f) for guidance about the types of events and circumstances to consider in evaluating possible impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company is currently assessing the impact, if any, adoption may have on its future impairment assessments.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	September 30, 2012	December 31, 2011
Souvenirs and apparel	$2,846	$2,867
Finished vehicles, parts and accessories	5,853	5,149
Micro-lubricant® and other	803	614

Total	$9,502	$8,630

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At September 30, 2012 and December 31, 2011, inventories reflect provisions of $4,876,000 and $5,765,000.

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

2012 Annual Impairment Assessment—The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2012 indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value, and there have since been no events or circumstances which indicate possible unrecognized impairment as of September 30, 2012. The impairment evaluation was based predominately on management’s best estimate of future discounted operating cash flows and profitability for all reporting units. Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is not an indicator of impairment. See Notes 2 and 5 to the Consolidated Financial Statements in our 2011 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

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

As of September 30, 2012 and December 31, 2011, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	100	$(41)	59	70	$(23)	47	5-6

Total	$395,013	$(41)	$394,972	$394,983	$(23)	$394,960

In the nine months ended September 30, 2012, amortizable other intangible assets increased $30,000 for event sanctioning and renewal agreements for certain annual minor racing events to be held for five years commencing in the second quarter 2012. There were no other changes in the gross carrying value of goodwill or other intangible assets during the nine months ended September 30, 2012.

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

During the nine months ended September 30, 2012, the Company repaid $45,000,000 of Credit Facility borrowings, including Term Loan borrowings of $35,000,000. At September 30, 2012 and December 31, 2011, outstanding borrowings under the revolving Credit Facility were $0 and $10,000,000, and under the Term Loan were $100,000,000 and $135,000,000, respectively. At September 30, 2012, outstanding letters of credit amounted to $892,000.

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

2009 Senior Notes—In 2009, the Company completed a private placement, and subsequent exchange offer for substantially identical notes registered under the Securities Act, of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value and net proceeds were used to reduce outstanding borrowings under the Credit Facility. As of September 30, 2012 and December 31, 2011, the 2009 Senior Notes carrying value of $270,448,000 and $269,517,000 is reported net of unamortized issuance discount of $4,552,000 and $5,483,000, respectively.

The 2009 Senior Notes mature in 2016 and interest payments are due semi-annually on June 1 and December 1. The 2009 Senior Notes rank equally in right of payment with all existing and future senior debt; rank senior in right of payment to all existing and future subordinated debt; are effectively subordinated to all existing and future debt to the extent of assets securing such debt, including the Credit Facility; and are structurally subordinated to existing and future debt or other liabilities of subsidiaries that do not guarantee the 2009 Senior Notes. The 2009 Senior Notes Indenture permits annual dividend payments of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants. The Company may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in the twelve month periods beginning June 1, 2013 to par after June 1, 2015. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest.

Other General Terms and Conditions—The 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The 2011 Credit Facility agreement, 2009 Senior Notes Indenture and

2011 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of September 30, 2012. See Note 5 to the Consolidated Financial Statements included in the Company’s 2011 Annual Report for additional information on these debt agreements.

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

Other Notes Payable—Long-term debt includes two non-interest bearing debt obligations associated with the Company’s acquisition of KyS. Each obligation is payable in 60 monthly installments of $125,000. As of September 30, 2012 and December 31, 2011, their combined carrying values of $6,150,000 and $8,040,000 reflect discounts of $599,000 and $960,000, respectively, based on effective interest rates of 6% and 7%.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2012	2011	2012	2011
Gross interest costs	$10,502	$10,793	$31,751	$33,946
Less: capitalized interest costs	(105)	(551)	(546)	(2,176)

Interest expense	10,397	10,242	31,205	31,770
Interest income	(66)	(70)	(198)	(237)

Interest expense, net	$10,331	$10,172	$31,007	$31,533

Weighted-average interest rate on borrowings under bank Credit Facility	2.7%	2.7%	2.8%	2.9%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2012	2011	2012	2011
Income (loss) from continuing operations applicable to common stockholders and assumed conversions	$11,045	$23,903	$37,888	$(5,435)

Weighted average common shares outstanding	41,420	41,497	41,438	41,548
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	1	—	6	—

Weighted average common shares outstanding and assumed conversions	41,421	41,497	41,444	41,548

Basic earnings (loss) per share	$0.27	$0.58	$0.91	$(0.13)

Diluted earnings (loss) per share	$0.27	$0.58	$0.91	$(0.13)

Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	1,205	1,397	1,093	1,397

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2012, the Company repurchased 31,000 and 94,000 shares of common stock for $503,000 and $1,536,000. As of September 30, 2012, the Company could repurchase up to an additional 274,000 shares under the current authorization.

Declaration of Cash Dividends—To date in 2012, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 22, 2012	April 17, 2012	July 19, 2012	October 18, 2012
Record date	March 5, 2012	May 18, 2012	August 17, 2012	November 16, 2012
Paid or payable to shareholders	March 15, 2012	June 8, 2012	September 7, 2012	December 10, 2012
Aggregate quarterly cash dividend	$6,241	$6,220	$6,213	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at September 30, 2012 and December 31, 2011 include $3,776,000 and $4,055,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before September 30, 2012, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2011 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $93,000 and $90,000 in the three months ended September 30, 2012 and 2011, and $278,000 and $267,000 in the nine months ended September 30, 2012 and 2011. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at September 30, 2012 and December 31, 2011 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before September 30, 2013.

Certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $165,000 and $137,000 in the three months ended September 30, 2012 and 2011, and $476,000 and $417,000 in the nine months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011, amounts owed to these affiliated companies were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $22,000 and $21,000 in the three months ended September 30, 2012 and 2011, and $161,000 and $296,000 in the nine months ended September 30, 2012 and 2011. There were no vehicles sold to SAI in the three and nine months ended September 30, 2012 or 2011. Also, SMI Properties sold merchandise to SAI totaling $108,000 and $167,000 in the three months ended September 30, 2012 and 2011, and $427,000 and $479,000 in the nine months ended September 30, 2012 and 2011. Amounts due from SAI at September 30, 2012 were $41,000, and at December 31, 2011 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships amounted to $467,000 and $295,000 for the three months ended September 30, 2012 and 2011, and $1,618,000 and $1,111,000 for the nine months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011, $160,000 and $161,000 was due from SAI to Oil-Chem. These amounts are reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during Company events. In the three months ended September 30, 2012 and 2011, merchandise purchases amounted to $151,000 and $197,000, and merchandise sales and event related commissions amounted to $542,000 and $946,000, respectively. In the nine months ended September 30, 2012 and 2011, merchandise purchases amounted to $590,000 and $572,000, and merchandise sales and event related commissions amounted to $1,709,000 and $2,431,000, respectively. At September 30, 2012 and December 31, 2011, net amounts due from MA approximated $119,000 and $138,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of September 30, 2012 and December 31, 2011, and transactions for the three and nine months ended September 30, 2012 and 2011, are summarized below (in thousands):

			September 30, 2012	December 31, 2011
Notes and other receivables			$4,096	$4,386
Amounts payable to affiliates			2,594	2,594

	Three Months Ended September 30:		Nine Months Ended September 30:
	2012	2011	2012	2011
Merchandise and vehicle purchases	$173	$218	$751	$868
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,212	1,503	4,039	4,306
Rent expense	165	137	476	417
Interest income	27	31	84	95
Interest expense	25	26	77	77

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against only the Swift Defendants on December 29, 2010. The settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. On February 15, 2011, the North Carolina Court of Appeals filed its opinion affirming the trial court’s ruling denying BNP France’s motion to dismiss. On March 22, 2011, BNP France filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals that affirmed the trial court’s ruling denying BNP France’s motion to dismiss. SMIL filed its response to the petition on April 4, 2011. The North Carolina Supreme Court denied BNP France’s Petition for Discretionary Review on January 26, 2012. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. On February 15, 2011, the North Carolina Court of Appeals filed its opinion which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. On March 22, 2011, SMIL filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. BNP Suisse filed its response to the petition on April 4, 2011. The North Carolina Supreme Court denied SMIL’s Petition for Discretionary Review on January 26, 2012. SMIL intends to continue pursuit of its claims against BNP France in the North Carolina Business Court. On July 27, 2012, BNP France filed a motion for judgment on the pleadings. The Court conducted oral argument on October 17, 2012, and the decision is pending. Discovery is ongoing in this matter.

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

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and restricted stock units to the Company’s President and Chief Operating Officer in each of the nine months ended September 30, 2012 and 2011. All grants are under the 2004 Plan, are to be settled in shares of common stock, vest after three years or in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Amounts shown below as “Forfeited” are performance forfeitures in accordance with the terms of the Incentive Compensation Plan and result from differences between the Company’s actual results and the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan during the nine months ended September 30, 2012 and 2011 (shares in thousands):

	Nine Months Ended September 30:
	2012		2011
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	63	63	67	47
Granted	35	35	35	35
Vested	(30)	(30)	(27)	(7)
Forfeited	(8)	(8)	(12)	(12)
Outstanding, end of period	60	60	63	63

Additionally, 40,000 stock options granted in 2009 to a non-executive management employee at an exercise price per share of $14.58 vested during the nine months ended September 30, 2012. In the nine months ended September 30, 2012, the Company repurchased 22,000 shares of common stock for $359,000 from executive management employees to settle income taxes on 60,000 shares that vested during the period. In the nine months ended September 30, 2011, the Company repurchased 2,300 shares of common stock from a former executive management employee for $36,000 to settle income taxes on 6,608 shares that vested during the period. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

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

Under the 2008 Formula Plan prior to amendment, 100,000 shares of SMI’s common stock were reserved for issuance and awards were in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who was then a member of the Board received a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. The amendment approved by stockholders on April 17, 2012 increased the maximum number of shares that may be issued under the 2008 Formula Plan from 100,000 to 250,000 and increased the dollar value to be used in the formula for determining the number of shares covered by each grant of restricted stock from $60,000 to $75,000. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. In the nine months ended September 30, 2012 and 2011, the Company awarded a total of 17,200 and 15,556 shares of restricted stock to non-employee directors, and a total of 15,556 and 15,120 shares previously granted to non-employee directors vested during these periods and are no longer subject to forfeiture or restrictions on transferability. All restricted stock awards were granted and vested in accordance with plan provisions.

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

Share-based compensation cost for the three months ended September 30, 2012 and 2011 totaled $477,000 and $493,000, before income taxes of $149,000 and $198,000, and for the nine months ended September 30, 2012 and 2011 totaled $1,446,000 and $1,436,000, before income taxes of $552,000 and $576,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at September 30, 2012 or December 31, 2011. As of September 30, 2012, there was approximately $17,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.3 year, and none related to the 1994 Plan or the Formula Stock Option Plan. As of September 30, 2012, there was approximately $1,435,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.8 year.

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

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. Segment information on continuing operations for the three and nine months ended September 30, 2012 and 2011, and as of September 30, 2012 and December 31, 2011 is as follows (in thousands):

	Three Months Ended September 30:
	2012			2011
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$137,854	$4,402	$142,256	$172,894	$4,060	$176,954
Depreciation and amortization	14,169	70	14,239	13,853	69	13,922
Segment operating income (loss)	25,871	448	26,319	50,278	(69)	50,209
Capital expenditures	6,742	49	6,791	21,429	19	21,448

	Nine Months Ended September 30:
	2012			2011
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$393,316	$14,765	$408,081	$402,987	$13,721	$416,708
Depreciation and amortization	42,051	197	42,248	40,293	202	40,495
Impairment of goodwill (Note 4)	—	—	—	48,609	—	48,609
Segment operating income	89,722	2,477	92,199	57,988	734	58,722
Capital expenditures	24,243	114	24,357	54,142	156	54,298

	September 30, 2012			December 31, 2011
Other intangibles	$394,972	—	$394,972	$394,960	—	$394,960
Goodwill	138,717	—	138,717	138,717	—	138,717
Total assets	1,868,528	$26,268	1,894,796	1,879,606	$25,037	1,904,643
The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) for the periods indicated (in thousands):
			Three Months Ended September 30:		Nine Months Ended September 30:
			2012	2011	2012	2011
Total segment operating income from continuing operations			$26,319	$50,209	$92,199	$58,722
Adjusted for:
Interest expense, net			(10,331)	(10,172)	(31,007)	(31,533)
Loss on early debt redemption and refinancing (Note 5)			—	—	—	(7,456)
Other (expense) income, net			59	(131)	154	(99)

Consolidated income from continuing operations before income taxes			$16,047	$39,906	$61,346	$19,634

11. DISCONTINUED OIL AND GAS OPERATIONS

In 2008, the Company discontinued its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. These oil and gas activities are presented as discontinued operations for all periods using applicable authoritative guidance. SMIL presently owns an interest in one foreign entity owning certain oil and gas mineral rights in Russia, and significant uncertainties continue about its economic viability and ultimate recovery. This investment has been reflected as fully impaired since December 31, 2008. The Company is attempting to finalize sale, transfer or dissolution of the foreign interest in 2012. At September 30, 2012 and December 31, 2011, there were no current or non-current assets or liabilities or outstanding standby letters of credit associated with discontinued operations.

During the three and nine months ended September 30, 2012 and 2011, the Company incurred legal fees and other costs associated with efforts to sell or dissolve its remaining foreign investment interest and recover previously reserved receivables (see Note 8 for information on legal proceedings associated with oil and gas activities). There were no revenues generated from oil and gas activities in the three and nine months ended September 30, 2012 or 2011. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation, and no associated income tax benefits or gain or loss on disposal have been reflected in any period presented. Remaining estimated costs to sell or dispose, if any, have not yet been determined.

As of September 30, 2012 and December 31, 2011, all receivables associated with oil and gas activities are fully reserved. The Company recorded receivables of approximately $40,000 and $35,000 for the three months ended September 30, 2012 and 2011, and $59,000 and $180,000 for the nine months ended September 30, 2012 and 2011, under its profit and loss sharing arrangement with Oasis Trading Group LLC (a US entity which provided oil and gas management and operational services to the Company), for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company these amounts (or any previously reserved or future amounts) is largely dependent on sufficient profitability and recovery from future oil and gas activities no longer Company owned or from legal proceedings. As such, uncertainty exists regarding recoverability, and these amounts have been fully reserved and reflected as a component of loss from discontinued operation.

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

The Company promotes outdoor motorsports events, and derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions can have a negative effect on the Company’s results of operations. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. The impact of recent Hurricane Sandy on upcoming travel surrounding our NASCAR Sprint Cup weekend at TMS on November 2-4, 2012 is uncertain at this time. The storm impacted a large portion of the Eastern United States and associated air and automobile travel could be difficult or not possible. Certain fans and customers could be unable or disinclined to attend these TMS events, which could have a significant negative impact of our ticket, concession, souvenir and other event related revenues not sold in advance.

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

The Company’s business has been, and is expected to remain, somewhat seasonal. The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, one annual NASCAR Sprint Cup race at NHMS was moved to the third quarter 2011 from the second quarter 2010, and for this year, KyS’s annual NASCAR Sprint Cup race date was moved to the second quarter 2012 from the third quarter 2011. These realignments significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not indicative of results that may be expected for the entire year because of such seasonality.

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

Items discussed in this section:

•

General factors and current operating trends, including ongoing uncertainty due to weak economic conditions, high fuel, food and health care costs, high unemployment and tight credit and financial markets

•	Industry overview, including ongoing improvements in our sport
•	Our long-term, multi-year contracted revenues are significant
•	Revised 2012 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	Reduced interest costs from 2011 debt restructuring (discussed below in “Future Liquidity” and Note 5 to the Consolidated Financial Statements)
•	NASCAR announces new expanded multi-year, multi-platform broadcasting rights agreement, and existing eight-year NASCAR broadcasting rights agreement (discussed below in “Future Liquidity”)
•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends—Our year-to-date results for the 2012 race season reflect decreases in admissions, ancillary broadcasting rights, naming rights and other event related revenue categories. Management believes many of our revenue categories continue to be negatively impacted by declines in consumer and corporate spending from the recession, high fuel, food and health-care costs, high unemployment, difficult housing and credit markets, low levels of consumer confidence, stock market volatility and other economic factors, adversely impacting recreational and entertainment spending. The strength and duration of recovery in the US economy currently remains uncertain. Higher fuel, food or health-care costs could significantly impact consumer spending and our future results. The after-election impact of possible changes in governmental taxing, regulatory, spending and other policy could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the credit and consumer markets and improve economic conditions. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these severe conditions might further improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in continued or further spending declines that could adversely impact our revenues and profitability. See Item 1A “Risk Factors” in our 2011 Annual Report for additional information on ongoing recessionary conditions, financial market disruptions and geopolitical risks.

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

Industry Overview, Including Ongoing Improvements In Our Sport—In 2012, similar to past years, NASCAR continues to make refinements to racing rules, championship points formats, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. For 2012, NASCAR introduced electronic fuel injection for the Sprint Cup Series and implemented competition rules designed to restore “pack racing” at restrictor plate speedways. Also, female race driver Danica Patrick now competes in the Sprint Cup Series (part-time) and Nationwide Series (full-time), representing one of the many sizeable and largely untapped demographics in NASCAR racing.

In 2013, car manufacturers Chevrolet, Toyota, and Ford will bring brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. NASCAR has recently announced several competition changes for the 2013 season, including a new qualifying format for the NASCAR Sprint Cup Series that places a greater emphasis on speed and increased competition. NASCAR is also changing the maximum starting field for the NASCAR Nationwide Series from 43 to 40 race cars, and track testing for the NASCAR Sprint, Nationwide and Camping World Truck Series, in ongoing efforts to enhance on-track racing competition.

We are exploring the installation of distributed antenna systems (DAS) at each of our speedways in the near future. This leading-edge technology would provide our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, would also provide infrastructure for expanding Wi-Fi coverage. We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We are increasingly investing in social media advertising and web-based applications to attract, and provide contemporary interactive digital and enhanced entertainment experiences for, our younger demographic markets. Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe these expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition, provide us and NASCAR with many long-term marketing and future growth opportunities.

A lack of competitiveness in Sprint Cup Series races, the closeness of the championship points race, racecar driver popularity, and the success of NASCAR racing in general, in any particular racing season, can also significantly impact our operating results. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results. All of the aforementioned factors, among others, can have a material adverse impact on our future operating results, cash flows and growth. However, management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the economy improves. See Item 1A “Risk Factors” of our 2011 Annual Report for additional information on the impact that competition, popularity and sanctioning body and other changes can have on our operating results.

Our Long-term, Multi-year Contracted Revenues Are Significant—Much of our total revenues are generated under long-term contracts, and much of our future revenues are already contracted under television broadcasting rights and other long-term contracts. For example, the term of the existing eight-year NASCAR television broadcast agreement is through 2014, and as discussed further below in “Future Liquidity”, NASCAR recently announced a new expanded multi-year, multi-platform broadcasting rights agreement for a portion of the yearly racing season beginning in 2015 through 2022. For 2013, most of our NASCAR Sprint Cup and Nationwide Series event sponsorships are already sold, and many for years beyond 2013. Many of our other sponsorships and corporate marketing contracts are for multiple years. Also, we have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. Management believes the substantial amount of total revenue generated under such long-term contracts helps stabilize our financial resilience and profitability, particularly during difficult economic conditions. Management believes the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. Our naming rights agreement that renamed Sears Point Raceway as Infineon Raceway expired in the second quarter 2012. The expired agreement provided significant contracted revenues over its ten-year term. However, the annual contracted revenue we received under this agreement was not material. There can be no assurance we will execute any replacement agreements on acceptable terms. Also, we expect lower revenue from our ancillary rights agreements in 2012 as further discussed below in “Future Liquidity - Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements”.

Revised 2012 Earnings Guidance—In connection with our third quarter 2012 earnings release, management revised its previous full year 2012 guidance to $0.75-$0.95 per diluted share from continuing operations. The wide range of earnings guidance reflects the continuing negative impact of difficult and uncertain economic conditions, including high unemployment and consumer costs. The guidance also reflects expiration of Infineon Raceway’s naming rights agreement and reduced NASCAR ancillary rights revenues.

RESULTS OF OPERATIONS

Management believes the comparative information and non-GAAP financial information set forth below, among other things, helps in understanding and comparing our results of operations. Also, due to the economic and other factors described above in “Near-term Operating Factors”, management believes admissions, many event related revenue categories, and other operating revenues reflected below continue to be negatively impacted by low consumer and corporate spending due to the weak economic conditions, high fuel, food and health-care costs, high unemployment, governmental election uncertainties, and difficult housing and consumer credit markets. In 2012, similar to 2011, management maintained reduced ticket prices to help foster fan support and mitigate any near-term demand weakness. While lower ticket prices can affect operating margins as compared to historical levels, management believes these are prudent measures in the current operating environment.

The more significant racing schedule changes for the nine months ended September 30, 2012 as compared to 2011 include (2012 Race Date Realignments):

•	KyS held one NASCAR Sprint Cup, one NASCAR Nationwide and one NASCAR Camping World Truck Series racing event in the second quarter 2012 that were held in the third quarter 2011

•

KyS held one NASCAR Nationwide Series racing event in the third quarter 2012 that was not held in 2011, and one NASCAR Camping World Truck Series racing event in the third quarter 2012 that was held in the fourth quarter 2011

•	LVMS held one NASCAR Camping World Truck Series racing event in the third quarter 2012 that was held in the fourth quarter 2011

•	NHMS held one NASCAR Camping World Truck Series and one IndyCar Series racing event in the third quarter 2011 that were not held in 2012

Non-GAAP Financial Information and Reconciliation—Income from continuing operations, and diluted earnings per share from continuing operations, as adjusted, set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income (loss), diluted earnings (loss) per share, income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations. Non-GAAP income and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts as described below. The following schedule separately presents individual corresponding GAAP amounts and adjustments net of taxes, and reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. See Notes 4, 5 and 11 to the Consolidated Financial Statements for additional information on the 2011 impairment of goodwill, 2011 loss on early debt redemption and refinancing and on discontinued operations, respectively.

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

	Three Months Ended September 30:		Nine Months Ended September 30:
	2012	2011	2012	2011

	(in thousands, except per share amounts)
Consolidated net income (loss) using GAAP	$10,967	$23,745	$37,771	$(6,046)
Loss from discontinued operation	78	158	117	611

Consolidated income (loss) income from continuing operations	11,045	23,903	37,888	(5,435)
Impairment of goodwill	—	—	—	48,609
Loss on early debt redemption and refinancing	—	—	—	4,471

Non-GAAP consolidated income from continuing operations	$11,045	$23,903	$37,888	$47,645

Consolidated diluted earnings (loss) per share using GAAP	$0.26	$0.57	$0.91	$(0.15)
Loss from discontinued operation	0.00	0.01	0.00	0.02

Consolidated diluted earnings (loss) per share from continuing operations	0.27	0.58	0.91	(0.13)
Impairment of goodwill	—	—	—	1.17
Loss on early debt redemption and refinancing	—	—	—	0.11

Non-GAAP diluted earnings per share from continuing operations	$0.27	$0.58	$0.91	$1.15

Note: Certain individual quarterly per share amounts are not additive due to rounding.

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

Total Revenues for the three months ended September 30, 2012 decreased by $34.7 million, or 19.6%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended September 30, 2012 decreased by $15.5 million, or 30.0%, from such revenue for the same period last year. This decrease reflects the 2012 Race Date Realignments described above (on a combined basis), particularly KyS’s NASCAR events. The decrease is also due, to a lesser degree, lower admissions revenue for certain NASCAR-sanctioned racing events, reflecting lower attendance, on a comparable year-over-year event basis.

Event Related Revenue for the three months ended September 30, 2012 decreased by $10.0 million, or 19.8%, from such revenue for the same period last year. This decrease reflects the 2012 Race Date Realignments (on a combined basis), particularly KyS’s NASCAR events and, to a lesser degree, expiration of Sonoma’s facility naming rights agreement and lower ancillary broadcasting rights revenues in the current period. The decrease also reflects lower event related revenues associated with certain NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by higher track rentals and driving school revenues in the current period.

NASCAR Broadcasting Revenue for the three months ended September 30, 2012 decreased by $10.1 million, or 14.6%, from such revenue for the same period last year. This decrease reflects the 2012 NASCAR Race Date Realignments (on a combined basis), which were partially offset by higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

Other Operating Revenue for the three months ended September 30, 2012 increased by $809,000, or 12.9%, over such revenue for the same period last year. This increase reflects TMS oil and gas mineral rights revenue (none was recognized in the same period last year) and higher Oil-Chem revenues in the current period as compared to the same period last year. The overall increase was partially offset by lower non-event souvenir and other merchandising revenues in the current period.

Direct Expense of Events for the three months ended September 30, 2012 decreased by $4.9 million, or 12.3%, from such expense for the same period last year. This decrease is due primarily to the 2012 Race Date Realignments (on a combined basis), particularly KyS’s NASCAR events and, to a much lesser extent, lower operating costs associated with certain NASCAR-sanctioned racing events on a comparable year-over-year event basis. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs. The overall decrease was partially offset by higher operating costs associated with certain non-NASCAR events held in the current period.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2012 decreased by $6.3 million, or 14.2%, from such expense for the same period last year. This decrease reflects the 2012 Race Date Realignments (on a combined basis), which was partially offset by higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

Other Direct Operating Expense for the three months ended September 30, 2012 decreased by $376,000, or 7.5%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with non-event souvenir and other merchandising revenues. The overall decrease was partially offset by higher operating costs associated with higher Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended September 30, 2012 increased by $512,000, or 2.2%, over such expense for the same period last year. This increase is due primarily to higher compensation and property taxes costs in the current period. The increase also reflects a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the three months ended September 30, 2012 increased by $317,000, or 2.3%, over such expense for the same period last year. This increase is due primarily to additions to property and equipment.

Interest Expense, Net for the three months ended September 30, 2012 was $10.3 million compared to $10.2 million for the same period last year. This change reflects lower capitalized interest, which was partially offset by interest on lower total outstanding debt in the current period as compared to the same period last year.

Other Income, Net for the three months ended September 30, 2012 was $59,000 compared to other expense, net of $131,000 for the same period last year. This change reflects a small net gain in the current period, as compared to higher net losses in the same period last year, recognized on disposal of certain property. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the three months ended September 30, 2012 was 31.2%. Our effective income tax rate for the three months ended September 30, 2011 was 40.1%, excluding the negative impact of recording no tax benefit related to the goodwill impairment charge and positive impact of net decreases in income tax position liabilities of prior years. The lower current period tax rate is due primarily to lower effective state income tax rates.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. In the three months ended September 30, 2012 and 2011, we incurred legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables.

Net Income for the three months ended September 30, 2012 was $11.0 million compared to $23.7 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

Total Revenues for the nine months ended September 30, 2012 decreased by $8.6 million, or 2.1%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the nine months ended September 30, 2012 decreased by $9.9 million, or 9.2%, from such revenue for the same period last year. This decrease is due to lower admissions revenue at certain NASCAR-sanctioned racing events held in the current period, reflecting lower attendance, as compared to the same period last year. The decrease is also due to NHMS’s 2012 Race Date Alignments, which were partially offset by KyS’s and LVMS’s 2012 Race Date Realignments described above.

Event Related Revenue for the nine months ended September 30, 2012 decreased by $8.1 million, or 6.3%, from such revenue for the same period last year. This decrease reflects expiration of Sonoma’s facility naming rights agreement, lower ancillary broadcasting rights revenues, the NHMS 2012 Race Date Alignments, and lower event related revenues associated with certain NASCAR-sanctioned racing events on a comparable year-over-year event basis. Among other revenue categories, the current period reflects lower souvenir merchandising and food and beverage concessions revenues as compared to KyS’s inaugural NASCAR Sprint Cup race weekend held in the same period last year. The overall decrease was partially offset by the KyS and LVMS 2012 Race Date Realignments and higher track rental and driving school revenues in the current period.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2012 increased by $6.6 million, or 4.1%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year, and to the 2012 NASCAR Race Date Realignments (on a combined basis).

Other Operating Revenue for the nine months ended September 30, 2012 increased by $2.8 million, or 13.3%, over such revenue for the same period last year. This increase reflects TMS oil and gas mineral rights revenue (none was recognized in the same period last year) and, to a lesser extent, higher Oil-Chem revenues in the current period as compared to the same period last year. The overall increase was partially offset by lower non-event merchandising revenues in the current period.

Direct Expense of Events for the nine months ended September 30, 2012 increased by $90,000, or 0.1%, over such expense for the same period last year. This increase is due to the 2012 Race Date Realignments and to higher operating costs associated with certain non-NASCAR events held in the current period. The increase also reflects higher advertising and fan experience enhancing costs in the current period as compared to the same period last year.

The overall increase was partially offset by NHMS’s 2012 Race Date Realignments and lower operating costs associated with certain lower event related revenues on a comparable year-over-year event basis (particularly souvenir merchandising relative to KyS’s inaugural NASCAR Sprint Cup race weekend held last year). Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2012 increased by $3.6 million, or 3.6%, over such expense for the same period last year. This increase is due to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year, and to the 2012 NASCAR Race Date Realignments (on a combined basis).

Other Direct Operating Expense for the nine months ended September 30, 2012 decreased by $1.3 million, or 8.0%, from such expense for the same period last year. This decrease is due to lower operating costs associated with non-event souvenir merchandising revenues and a combination of individually insignificant items in the current period. The overall decrease was partially offset by higher operating costs associated with higher Oil-Chem revenues in the current period.

General and Administrative Expense for the nine months ended September 30, 2012 increased by $2.3 million, or 3.4%, over such expense for the same period last year. This increase is due primarily to higher property taxes and operating costs associated indirectly with the 2012 Race Date Realignments, including higher compensation, which were partially offset by lower legal costs, in the current period. The increase also reflects a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the nine months ended September 30, 2012 increased by $1.8 million, or 4.3%, over such expense for the same period last year. This increase is due primarily to additions to property and equipment, particularly at KyS.

Interest Expense, Net for the nine months ended September 30, 2012 was $31.0 million compared to $31.5 million for the same period last year. This change reflects lower total outstanding debt and lower interest on Credit Facility borrowings, including the Term Loan, as compared to the Company’s former debt arrangements as further described in Note 5 to the Consolidated Financial Statements. The change also reflects lower capitalized interest in the current period as compared to the same period last year.

Impairment of Goodwill for the nine months ended September 30, 2011 represents a non-cash impairment charge (with no income tax benefit) to reduce the carrying value of goodwill related to NHMS to estimated fair value, resulting from our 2011 annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements.

Loss on Early Debt Redemption and Refinancing for the nine months ended September 30, 2011 represents a charge to earnings before income taxes of $2.9 million, for the tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements as further described in Note 5 to the Consolidated Financial Statements.

Other Income, Net for the nine months ended September 30, 2012 was $154,000 compared to other expense, net of $99,000 for the same period last year. This change reflects a small net gain in the current period, as compared to higher net losses in the same period last year, recognized on disposal of certain property. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the nine months ended September 30, 2012 was 38.2%. Our effective income tax rate for the nine months ended September 30, 2011 was 40.1%, excluding the negative impact of recording no tax benefit related to the goodwill impairment charge and positive impact of net decreases in income tax position liabilities of prior years. The lower current period tax rate is due primarily to lower effective state income tax rates.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. In the nine months ended September 30, 2012 and 2011, we incurred legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables.

Net Income for the nine months ended September 30, 2012 was $37.8 million compared to a net loss of $6.0 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the nine months ended September 30, 2012 resulted primarily from:

(1)	net cash provided by operations amounting to $100.7 million
(2)	repayments of long-term debt amounting to $47.3 million
(3)	payment of quarterly cash dividends amounting to $18.7 million
(4)	repurchases of common stock amounting to $1.9 million
(5)	cash outlays for capital expenditures amounting to $24.4 million

The Company had the following contractual obligations as of September 30, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations(1)
Current liabilities, excluding deferred race event income	$56,521	$56,521	—	—	—
Long-term debt, bank credit facility and senior notes(2)	526,598	17,665	$88,115	$270,818	$150,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	2,910	—	—	2,910	—
Interest on fixed rate debt obligations(3)	152,953	34,522	68,635	36,296	13,500
Deferred income taxes	381,292	—	—	—	381,292
Interest on floating rate credit facility debt(3)	5,320	2,557	2,763	—	—
NASCAR purse and sanction fees(4)	18,917	18,917	—	—	—
Contracted capital expenditures(1)	287	287	—	—	—
Operating leases	4,791	1,159	2,294	745	593
Total Contractual Cash Obligations	$1,152,183	$131,628	$161,807	$310,769	$547,979

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments
Letters of credit	$892	$892	—	—	—
Contingent guarantee obligation	1,226	1,226	—	—	—
Total Other Commercial Commitments	$2,118	$2,118	—	—	—

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued and deferred income taxes (cash paid for income taxes was $1.6 million in the nine months ended September 30, 2012); (b) income tax liabilities of approximately $1.7 million as of September 30, 2012 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $24.4 million in the nine months ended September 30, 2012).

(2)

Long-term debt payments include our Credit Facility, including minimum required quarterly principal payments of $3.8 million under the Term Loan, and the 2011 Senior Notes and 2009 Senior Notes. As of September 30, 2012, the Company had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2011 6 3/4% Senior Notes due 2019 and the 2009 8 3/4% Senior Notes due 2016. Interest payments for the floating rate Credit Facility, including the Term Loan, are estimated based on outstanding borrowings aggregating $100.0 million and average interest rates of 2.8% in the nine months ended September 30, 2012. The Credit Facility is scheduled to expire in January 2015, and no estimated interest payments beyond that date are reflected.

(4)

NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2012. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2012 are being finalized, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

As of September 30, 2012, our cash and cash equivalents totaled $96.1 million, outstanding borrowings under the Credit Facility amounted to $100.0 million (all Term Loan borrowings), and outstanding letters of credit amounted to $892,000. At September 30, 2012, we had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit, under the Credit Facility. At September 30, 2012, net deferred tax liabilities totaled $375.4 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

2011 Senior Notes—Our 6 3/4% Senior Notes aggregating $150.0 million in outstanding principal at September 30, 2012 were issued in May 2011, mature in February 2019 and interest payments are due semi-annually on February 1 and August 1. We may redeem some or all of the 2011 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2011 Senior Notes before February 1, 2014 with proceeds from certain equity offerings at a redemption premium of 106.75% of par. We may also redeem some or all of the 2011 Senior Notes before February 1, 2015 at par plus a “make-whole” premium. In the event of a change of control, we must offer to repurchase the 2011 Senior Notes at 101% of par value.

2009 Senior Notes—Our 8 3/4% Senior Notes aggregating $275.0 million in outstanding principal at September 30, 2012 were issued in 2009, mature in 2016 and interest payments are due semi-annually on June 1 and December 1. We may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in fiscal years beginning June 1, 2013 to par after June 1, 2015. In the event of a change of control, we must offer to repurchase the 2009 Senior Notes at 101% of par value.

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

We were in compliance with all debt covenants as of September 30, 2012. Management believes the most restrictive financial covenant in our debt agreements is the Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.25 to 1.0 on September 30, 2012, increasing to 2.5 to 1.0 on December 31, 2012 and to 2.75 on December 31, 2013. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in Item 1A “Risk Factors” in our 2011 Annual Report, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

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

New Expanded Multi-year, Multi-platform Broadcasting Rights Agreement, and Existing NASCAR Broadcasting and Multi-year Ancillary Rights Agreements—Broadcasting revenues continue to be a significant long-term revenue source for our core business. Management believes this long-term contracted revenue helps stabilize our financial strength, earnings and cash flows. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR contracts with various television networks, which is expected to continue for the foreseeable future. The current eight-year television broadcasting agreement with various television networks was negotiated and contracted by NASCAR (as will new contracts). Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each NASCAR-sanctioned racing event scheduled to be held by us in the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

The 2012 to-date television ratings for the NASCAR Sprint Cup Series, as well as the NASCAR Nationwide and Camping World Truck Series, have been mixed as compared to the same period last year. In 2012, the Sprint Cup Series continues as the second highest rated regular season televised sport behind only the National Football League, and was the first or second highest televised sport 20 out of 32 event weekends. Also, the NASCAR Nationwide Series continues as television’s second, and the NASCAR Camping World Truck Series continues as cable television’s third, highest rated motorsports series in 2012. In 2011, over 70 million unique viewers watched a NASCAR Sprint Cup Series event, with the highest percentage of female viewers of any major sport.

NASCAR and FOX Deportes’, the No. 1 U.S. Latino Sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Sprint Cup Series races starting in 2013. We believe this new and expanded market exposure to the younger and widening demographics provide tremendous long-term marketing opportunities for our advertisers and other customers.

Existing NASCAR Broadcasting and Multi-year Ancillary Rights Agreements. We participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. This eight-year NASCAR broadcasting rights arrangement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our total contracted NASCAR broadcasting revenues are expected to approximate $193 million for 2012.

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

New Expanded Multi-year, Multi-platform Broadcasting Rights Agreement. NASCAR recently announced it has reached an eight-year, multi-platform agreement with FOX Sports Media Group (FSMG) for the broadcasting and digital rights to 13 NASCAR Sprint Cup Series races and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2022. For the first time ever beginning in 2013, the new agreement includes “TV Everywhere” rights that allow live-streaming of all FSMG races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website. The new agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours, and other ancillary programming including a nightly NASCAR news and information show, and weekend at-track shows. We believe this stronger contract bodes well for NASCAR’s remaining negotiations for the second-half of our sport’s season, and reflects the increasing value of our premium media content.

Future changes in race schedules would impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. While these long-term rights agreements (existing and upcoming) will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue.

Stock Repurchase Program—Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2012, we repurchased 94,000 shares of common stock for approximately $1.5 million. As of September 30, 2012, we could repurchase up to an additional 274,000 shares under the current authorization.

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

2012 Projects—At September 30, 2012, we had various construction projects underway. We completed construction of new luxury suites and premium pavilion, hospitality and fan-zone entertainment areas along and close to CMS’s pit-road and grandstands. We ground a portion of BMS’s racing surface, and purchased land, constructed a pedestrian tunnel, expanded on-site roads and available parking, and reconfigured traffic patterns and entrances to ease congestion and improve traffic flow at KyS. Similar to prior years, we continue to modernize and expand concessions, luxury suites, camping and hospitality areas, restrooms and other fan amenities at our speedway facilities. We also continue to invest in social media and web application technology to attract and enhance the entertainment experience of race fans.

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

On February 22, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, which was paid on March 15, 2012 to shareholders of record as of March 5, 2012. On April 17, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, which was paid on June 8, 2012 to shareholders of record as of May 18, 2012. On July 19, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, which was paid on September 7, 2012 to shareholders of record as of August 17, 2012. On October 18, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on December 10, 2012 to shareholders of record as of November 16, 2012. These quarterly dividends represent a 50% increase over prior year quarterly dividends, and are being funded in part with cash that would otherwise be available for repurchases of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of September 30, 2012, we had aggregate outstanding letters of credit of $892,000. Also, as of September 30, 2012, we had a contingent guarantee obligation associated with an equity investee limited to approximately $1.2 million, which expires in 2013. Should the equity investee have insufficient future financial resources and such obligation remains due, we could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on our financial instruments and fair value information. A change in interest rates of one percent on our floating rate notes receivable and debt balances outstanding at September 30, 2012 would cause an approximate change in annual interest income of $25,000 and annual interest expense of $1.0 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and Note 5 to the Consolidated Financial Statements, our Credit Facility provides a four-year $100.0 million senior secured revolving credit facility and a $150.0 million secured term loan, expiring in January 2015. As of September 30, 2012, the Company had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at September 30, 2012 or December 31, 2011.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of September 30, 2012 and December 31, 2011 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2012	2011	2012	2011
Floating rate notes receivable(1)	$2,480	$2,765	$2,480	$2,765	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	100,000	145,000	100,000	145,000	January 2015
6 3/4% Senior Notes	150,000	150,000	160,500	150,750	February 2019
8 3/4% Senior Notes(3)	270,448	269,517	297,000	298,375	June 2016

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the nine months ended September 30, 2012 and 2011 was 2.8% and 2.9%, respectively.
(3)	Carrying values at September 30, 2012 and December 31, 2011 are reflected net of debt issuance discount of $4.6 million and $5.5 million, respectively.

Other Market Risk—As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $892,000 and a contingent guarantee obligation of approximately $1.2 million as of September 30, 2012. As of September 30, 2012 and December 31, 2011, we had no equity price risk.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(e) of the Exchange Act) in the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the nine months ended September 30, 2012.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. We could repurchase up to an additional 274,000 shares under the current authorization as of September 30, 2012. As set forth in the table below, we repurchased 94,000 shares of common stock on the open market for approximately $1.5 million during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, approximately 22,000 shares of our common stock were delivered to us at an average price per share of $15.95 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. These shares are reflected in the table below.

	Issuer Purchases of Equity Securities under Authorized Program as of September 30, 2012
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	12,000	$ 15.45	12,000	356,000
February 2012	10,000	16.41	10,000	346,000
March 2012	28,000	15.77	11,000	335,000
First Quarter 2012	50,000	15.83	33,000	335,000
April 2012	14,000	17.28	9,000	326,000
May 2012	11,000	16.43	11,000	315,000
June 2012	10,000	16.89	10,000	305,000
Second Quarter 2012	35,000	16.91	30,000	305,000
July 2012	11,000	17.29	11,000	294,000
August 2012	11,000	15.60	11,000	283,000
September 2012	9,000	15.84	9,000	274,000
Third Quarter 2012	31,000	16.24	31,000	274,000
Total 2012	116,000	$ 16.34	94,000	274,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: November 1, 2012	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2012	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)