Form 10-K
period 2012-12-31
SPEEDWAY MOTORSPORTS INC
filed 2013-03-08
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $207,540,894 based upon the closing sales price of the registrant’s common stock on June 30, 2012 of $16.91 per share. At March 1, 2013, 41,412,049 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013 are incorporated by reference into Part III of this report.

Speedway Motorsports, Inc. Annual Report on Form 10-K
1

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2013 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in this Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.speedwaymotorsports.com. We make available free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the SEC. Our SEC filings are publicly available at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. We post on our website the charters of our Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (NYSE) regulations. Please note that our website is provided as an inactive textual reference only. Information provided on our website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting stockholder by contacting our corporate secretary at our company offices.

Speedway Motorsports, Inc. Annual Report on Form 10-K
2

PART I

ITEM 1. BUSINESS

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate eight first-class racing facilities in four of the top-ten media markets in the United States through our subsidiaries: Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Charlotte Motor Speedway (“CMS”), Kentucky Speedway (“KyS”), Las Vegas Motor Speedway (“LVMS”), New Hampshire Motor Speedway (“NHMS”), Sonoma Raceway (“Sonoma Raceway” or “SR”) (formerly known as Infineon Raceway), and Texas Motor Speedway (“TMS”). SMI was incorporated in the State of Delaware in 1994. We also:

•	provide souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries

•	provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary

•	distribute wholesale and retail motorsports and other sports-related souvenir merchandise and apparel through our SMI Properties and SMI Trackside subsidiaries

•	manufacture and distribute smaller-scale, modified racing cars and parts through our US Legend Cars International subsidiary (“Legend Cars”) (formerly known as 600 Racing)

•

equally-own a joint venture with International Speedway Corporation (“ISC”), operating as Motorsports Authentics (“MA”), which produces and markets licensed motorsports products for principally trackside event souvenir merchandising

In 2013, we currently plan to promote the following racing events:

•	thirteen National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned Sprint Cup Series (“Sprint Cup”) stock car racing events

•	eleven NASCAR-sanctioned Nationwide Series (“Nationwide”) racing events

•	six NASCAR-sanctioned Camping World Truck Series racing events

•	three NASCAR-sanctioned K&N Pro Series racing events

•	four NASCAR-sanctioned Whelen Modified Tour racing events

•	two IndyCar Series (“IndyCar”) racing events

•	six major National Hot Rod Association (“NHRA”) racing events

•	three World of Outlaws (“WOO”) racing events

•	one Automobile Racing Club of America (ARCA) racing event

•	several other races and events

RECENT DEVELOPMENTS

Listed below are certain recent developments that may affect our business. These developments are further discussed in the indicated sections within this report:

•

New expanded eight-year, multi-platform NASCAR Broadcasting Rights Agreement beginning in 2015, which bodes well for ongoing negotiations for remaining portion of our racing season (discussed below in “NASCAR Broadcasting Rights Agreements”)

•

Reduced interest costs anticipated from first quarter 2013 issuance of “additional” 6 3/4% Senior Notes due 2019 and Credit Facility amendment, and planned second quarter 2013 early redemption of 8 3/4% Senior Notes due 2016 (the “2016 Senior Notes”) and possible earnings charge (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”)

•

Estimated 2013 and actual 2012 capital expenditures represent sizable reductions compared to many previous years (discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”)

•	Remaining interest in Discontinued Operation dissolved in first quarter 2013 (discussed in Note 14 to the Consolidated Financial Statements)

Speedway Motorsports, Inc. Annual Report on Form 10-K
3

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top-ten media markets. We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. At December 31, 2012, our total permanent seating capacity of approximately 900,000, with 832 luxury suites, was located at the following facilities:

Speedway(1)	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites(2)	Permanent Seating(3)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	820	1.5	123	98,000		Atlanta – 9
Bristol Motor Speedway	Bristol, TN	670	0.5	196	158,000		Tri-Cities – 96
Charlotte Motor Speedway	Concord, NC	1,310	1.5	113	134,000		Charlotte – 25
Kentucky Speedway	Sparta, KY	990	1.5	39	107,000		Cincinnati – 35
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	123,000		Las Vegas – 40
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	38	96,000		Boston – 7
Sonoma Raceway	Sonoma, CA	1,600	2.5	27	47,000	(4)	San Francisco – 6
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	137,000		Dallas-Fort Worth – 5
				832	900,000

(1)	References to “our” or “eight” speedways exclude North Wilkesboro Speedway, Inc., which we also own and presently has no significant operations.

(2)	Excluding dragway and dirt track suites.

(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.

(4)	SR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.

We derive revenues principally from the following activities:

•	licensing of network television, cable television and radio rights to broadcast racing events

•	sales of tickets to motorsports races and other events held at our speedways

•	sales of sponsorships and promotions to companies desiring to advertise or sell their products or services surrounding our events

•	commissions earned on sales of food, beverages and hospitality catering (through a third-party concessionaire)

•	event sales and commissions from motorsports souvenir merchandise

•	rental of luxury suites during events and other track facilities

•	sales of smaller-scale, modified racing cars and parts

•	radio motorsports programming, production and distribution

•	non-event sales of wholesale and retail racing and other sports-related souvenir merchandise and apparel

We have a diversified revenue stream with respect to both our revenue sources and geography. In 2012, admissions, NASCAR broadcasting and other event related revenues accounted for 24%, 39% and 31% of our total revenues, respectively. Many of our event related revenue streams such as sponsorship and other promotional revenues, radio broadcasting, driving schools and track rentals have grown over time through corporate partners involved in many different industries.

In 2012, we derived approximately 83% of our total revenue from NASCAR-sanctioned racing events. We also derived revenue from IndyCar, NHRA, WOO, and other racing series events and various non-event merchandising operations. Our eight speedway facilities are strategically positioned in the West, Northeast, and South United States. We believe this diversification better insulates our revenues and profitability from negative economic and geopolitical conditions, as well as unfavorable weather conditions in any one particular market or region of the country.

Speedway Motorsports, Inc. Annual Report on Form 10-K
4

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our revenues are generated under long-term multi-year contracts, and much of our future revenues are already contracted under existing and new eight-year NASCAR television broadcast agreements and other long-term contracts. Most of our NASCAR Sprint Cup, Nationwide and Camping World Truck Series event sponsorships for the 2013 racing season, and many for years beyond 2013, are already sold. Many of our other sponsorships and corporate marketing contracts are for multiple years. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe that substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. See Notes 1, 2 and 13 to the Consolidated Financial Statements for additional information on our businesses and activities.

NASCAR BROADCASTING RIGHTS AND ANCILLARY RIGHTS AGREEMENTS

Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received from NASCAR broadcasting rights contracts with various television networks, which is expected to continue for the foreseeable future. The existing and new eight-year television broadcasting agreements were negotiated and contracted by NASCAR, as will other new contracts. Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each of our NASCAR-sanctioned racing events scheduled to be held in the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

In 2012, the NASCAR Sprint Cup Series continued as the second highest rated regular-season televised sport behind only the National Football League, and was the first or second-highest televised sport 20 out of 36 point event weekends. Also, the NASCAR Nationwide Series continued as television’s second, and the NASCAR Camping World Truck Series continued as cable television’s third, highest rated motorsports series in 2012. The NASCAR Sprint Cup Series has the dominant television ratings among regular season sports from February to July.

Existing Multi-year NASCAR Broadcasting Rights Agreements – We participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. NASCAR announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. This eight-year NASCAR broadcasting rights arrangement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our 2012 NASCAR broadcasting revenues totaled approximately $193 million and, based on the current race schedule, contracted revenues for 2013 are expected to approximate $199 million.

New Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreement – NASCAR recently announced it has reached an eight-year, multi-platform agreement with FOX Sports Media Group (FSMG) for the broadcasting and digital rights to 13 NASCAR Sprint Cup Series races and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2022. For the first time, the new agreement includes “TV Everywhere” rights that allow live-streaming of all FSMG races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website beginning in 2013. The new agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. Recent announcements have valued the new industry contract at more than $2.4 billion over eight years, representing an increase of approximately 36% over the current contract value. We believe this new stronger contract bodes well for NASCAR’s ongoing contract negotiations for the remaining portion of our sport’s season, and reflects the increasing value of our premium media content.

NASCAR and FOX Deportes’, the No. 1 US Latino Sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Sprint Cup Series races starting in 2013. We believe this new and expanded market exposure to younger and widening demographics provides tremendous long-term marketing opportunities for our advertisers and other customers.

Speedway Motorsports, Inc. Annual Report on Form 10-K
5

Existing NASCAR Ancillary Rights Agreement – In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached among us, NASCAR and others in the motorsports industry. NASCAR announced this industry-wide ancillary rights package was for twelve years. The following is based largely on information provided to us by NASCAR. Since inception of this rights package, we have received annual shared net revenues of various NASCAR partners such as Turner Sports (NASCAR.COM), SiriusXM Radio and other media content distributors under NASCAR negotiated contracts. SiriusXM Radio has been the largest contributor to the industry’s ancillary rights revenue. NASCAR had a five-year agreement with Sirius Satellite Radio, the predecessor to SiriusXM Radio, through 2011 as NASCAR’s exclusive satellite radio partner. Sirius Satellite Radio’s merger with XM Satellite Radio to form SiriusXM Radio resulted in one fewer satellite media content distributor actively competing for associated distribution rights, and NASCAR indicated that recently renegotiated distribution rights agreements with SiriusXM Radio are lower than under previous contracts. As a result, along with other NASCAR efforts to better maximize the industry’s ancillary rights, NASCAR has informed us that sharable net revenues for at least 2012 would be insignificant. We believe these rights continue to have significant and increasing long-term value, which is not adequately reflected by these 2012 shared revenues. However, we do not control the annual profitability shared with industry-wide participants, and there can be no assurance that such annual revenue amounts will or will not continue in any one year. Prior to 2012, we received significant revenues over the term of this ancillary rights agreement but annual amounts were not material.

INDUSTRY OVERVIEW

NASCAR’s Sprint Cup Series racing is currently the most popular form of motorsports in the United States, and is broadcast weekly in more than 20 languages and 150 countries around the world. The NASCAR racing season runs for 10 months and visits 22 states across the country, and Sprint Cup Series racing events often attract more than 100,000 fans. Races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2012, NASCAR sanctioned 94 Sprint Cup, Nationwide and Camping World Truck Series races, including the “Chase for the NASCAR Sprint Cup”, a ten race “playoff” to determine the NASCAR Sprint Cup Champion.

We believe corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. Brand loyalty, as measured by fan usage of sponsors’ products, is the highest among major US sports. Many Fortune 500 companies choose NASCAR-sanctioned events as part of their marketing strategy, and are involved in all aspects of the industry through event entitlement rights, official status designations and direct sponsorship of racing teams. We believe the increasing value of our premium media content is reflected in the new, stronger NASCAR broadcasting rights agreement described above. According to industry research, NASCAR Sprint Cup Series racing is the number two sport among most key viewer demographic groups. In 2012, nearly 70 million unique viewers watched a NASCAR Sprint Cup Series event, with an average of 4.1 million households and 5.8 million viewers for each event. Also, NASCAR has the second largest average number of individual and multiple viewers per event.

Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe these expanding marketing demographics, intensified media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition as discussed below, provide us and NASCAR with many long-term marketing and future growth opportunities.

Ongoing Improvements In Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. For 2012, NASCAR introduced electronic fuel injection for the Sprint Cup Series and implemented competition rules designed to restore “pack racing” at restrictor plate speedways. Also, female race driver Danica Patrick now competes in the Sprint Cup Series and Nationwide Series, representing one of the many sizeable and largely untapped demographics in NASCAR racing.

In 2013, car manufacturers Chevrolet, Toyota, and Ford are bringing brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. This new major car change is referred to as the next generation Sprint Cup car or “Gen-6” program, and is expected to restore manufacturer brand identity and improve on-track racing competition. NASCAR has recently announced several competition changes for the 2013 season, including a new qualifying format for the Sprint Cup Series that places a greater emphasis on speed and increased competition. NASCAR is also changing the maximum starting field for the

Speedway Motorsports, Inc. Annual Report on Form 10-K
6

Nationwide Series from 43 to 40 race cars, and track testing for the Sprint Cup, Nationwide and Camping World Truck Series, in ongoing efforts to enhance on-track racing competition. NASCAR recently announced new technology that significantly reduces track drying times following rain, which should significantly improve the race viewing experience and entertainment value for fans attending our tracks and watching on television and other media.

In recent years, other refinements have included, among others, “double-file restarts”, more consistent race start times, new qualifying procedures, multiple attempts at finishing races under the “green flag” and relaxing on-track rules and regulations. In 2011, NASCAR simplified the Sprint Cup series points system and introduced “wild card” eligibility to the Chase for the Sprint Cup to place greater emphasis on winning races. NASCAR also changed the rules of participation so that race drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Nationwide or Camping World Truck Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season.

We are exploring the installation of distributed antenna systems (DAS) at each of our speedways in the near future. This leading-edge technology would provide our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, would also provide infrastructure for expanding Wi-Fi coverage and applications. We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We are increasingly investing in social media advertising and web-based applications to attract, and provide contemporary interactive digital and enhanced entertainment experiences for, our younger demographic markets.

OPERATING STRATEGY

A key component of our operating strategy is to own and operate first-class, leading edge facilities in premier geographic markets, and provide our individual and corporate fans and customers with the best entertainment experience and marketing value in our motorsports industry.

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at our strategically positioned modern facilities, including four of the top ten media markets. We believe this strategy serves to enhance customer loyalty, and helps market and distribute racing and other sports-related souvenir, apparel and other merchandise. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. In particular, we concentrate on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. We believe our objectives can be achieved by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. Those factors, along with high media intensity and enhanced on-track competition, are expected to drive increases in fan appeal and the long-term value of our sponsorship and other marketing rights. The key components of this strategy are described below.

Successful speedway operations require significant capital investments, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Industry competitors are actively pursuing internal growth and industry consolidation due to the following factors:

•	high operating margins

•	strong fan brand loyalty

•	a widening demographic reach

•	high appeal to corporate sponsors

•	rising broadcast revenues

Commitment to Quality and Customer Satisfaction, and Expansion and Improvement of Existing Facilities – Since the 1970’s, we have embarked upon a series of significant capital improvements to continually improve the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in racing and other motorsports activities that we conduct.

Over many years, we have built and modernized our permanent grandstand seating and luxury suites, offering outstanding views, new stadium-style terrace sections, wider and more comfortable seating, convenient elevator access, popular food courts and

Speedway Motorsports, Inc. Annual Report on Form 10-K
7

unique mezzanine level souvenir, concessions and restroom facilities. We believe our facilities are some of the finest in the industry, and offer superior spectator enjoyment, convenience and accessibility. Lighting is installed at all SMI speedways, except SR and NHMS, so that we can offer nighttime racing. We installed “SAFER” crash walls at all SMI speedways, except SR, to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans increased excitement inherent in high-bank racing. SMI has built trackside condominiums at AMS, CMS and TMS, most of which have been sold, with many used by team owners and drivers. We have built or reconstructed dragstrips at BMS, CMS, LVMS and SR, featuring modern, innovative facilities with permanent grandstand seating, luxury suites and extensive fan amenities. Our zMAX Dragway at CMS features revolutionary, unique “four lane” racing, which we believe is currently the finest facility in drag racing. Our other facilities include The Speedway Club at CMS and The Speedway Club at TMS, both containing exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs are open year-round and offer exclusive race day privileges, first-class restaurant, catering and corporate meeting accommodations, and at TMS, health-club, salon and spa facilities.

We have modernized our ticket offices and gift shops to increase fan appeal, and expanded our camping, RV and hospitality facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events. We have built extensive infield media centers, garage and entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. Our leading-edge facilities also feature modern scoreboards, underground pedestrian tunnels, widened concourses and other expanded pedestrian infrastructure, hillside terrace seats, among many other modernizing improvements. Over the years, we have reconfigured and expanded parking areas and on-site roadways, and revamped traffic patterns for better traffic flow at all of our speedways. Our many customer service enhancements include new and expanded entertainment, administrative and other marketing facilities as part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators. From time to time, we plan to continue modernizing and making other significant improvements at our speedways, all consistent with our commitment to quality and customer satisfaction. See “Properties” for additional information on each of our speedways.

We have an exclusive long-term food and beverage management agreement with Levy Premium Foodservice Limited Partnership (“Levy”) through 2021 to provide on-site food, beverage, and hospitality catering services for essentially all events and operations at our speedways and certain outside venues. We believe a consolidated food and beverage services agreement enables us to provide better products and expanded services to our customers. We offer high-end venues to corporate and other clientele desiring premium-quality menu choices and service, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies.

Innovative Marketing and Promotional Efforts – We believe it is important to market our scheduled events throughout the year locally, regionally and nationally. Along with innovative television, radio, newspaper and other traditional media promotions, we market our events and services using a wide variety of other programs and activities. Our marketing and promotional efforts include:

•	organized fan advisory boards to continually improve entertainment experience and value

•	ongoing efforts to shorten travel times

•	working with local and regional lodging proprietors to lower prices and reduce or eliminate minimum stay requirements

•	developing contemporary interactive digital entertainment

•	programs to honor and reward long-time fans and continued patronage

•	new, lower children ticket pricing and rainout policies for various ticket holders

•	code of conduct text response systems, similar to other major sports

•	marketing on popular social media websites

•	offering tours of our facilities

•	internet sites offering “view-from-your-seat” and other ticket buying conveniences

•	marketing on emerging internet sites with motorsports news and entertainment

•	conducting direct mail campaigns and e-mail “blasts”

•	pre-race promotional activities such as live music, military aircraft flyovers and displays, skydivers and daredevil stunts

Speedway Motorsports, Inc. Annual Report on Form 10-K
8

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event can include corporate promotional displays, luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We are offering and expanding our family-friendly and first-time fan programs to help educate and engage patrons who are new to the sport. We are attempting to capture the interest of the next generation of race fans through kid-friendly entertainment options, family camping, kids’ zone play areas and kids’ clubs. We are also offering kid-sized headsets for scanners so the entire family can enjoy the race experience. We recently launched “The Chairman’s Club”, which offers ultra-exclusive membership with VIP access to races at all our of eight speedways, invitations to the drivers’ meetings and introductions, garage tours, pit passes, premiere camping and parking, and choice of luxury seating options including suite access. Members will also have a personal concierge to plan their “high-roller” race experiences. We are increasingly investing in social media and web application technology to offer contemporary interactive digital entertainment to attract and enhance the entertainment experience of our race fans, particularly younger fans.

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

We have built or expanded premium pavilion, hospitality and fan-zone entertainment areas along and close to pit road and grandstands at several of our speedways, most recently at CMS. TMS promotes a popular “No Limits” marketing campaign, including entertainment parties for season ticket holders and other guests in their infield garage area. Many of our speedways, particularly CMS and TMS, have high-end RV park and campground areas, featuring upscale amenities and outstanding views of their entire superspeedways. CMS has 40 open-air boxes, each containing 32 seats, featuring convenient access to high-end food and beverages and waiter services, which are rented to corporate customers or others. These and other customer service enhancements are part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort, enjoyment and entertainment value.

Maximization of Media Exposure and Enhancement of Sponsorship and Other Promotional Revenues – We are strategically positioned with eight first-class speedway facilities in the Northeast, South, and West United States, including four of the nation’s top-10 metropolitan markets, with combined seating of approximately 900,000 as of December 31, 2012. We have speedway facilities strategically positioned in Dallas-Fort Worth, Las Vegas and San Francisco markets, providing us with critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. Our Atlanta, Bristol and Charlotte Motor Speedways are located in the South, which is considered the “heart” of racing. Our NHMS, about one hour north of Boston, is located in one of the largest media markets in North America, with more than 18 million people within 200 miles of the speedway, and is the largest sports facility in New England. KyS is located approximately one-half hour south of the Midwestern city of Cincinnati, Ohio, and strategically positioned between the desirable markets of Lexington and Louisville, Kentucky as well.

We believe the high media attention focused on motorsports in our premium markets provides our sponsors and other corporate marketing partners with outstanding long-term promotional opportunities. We seek to increase the visibility of our racing events and facilities through local, regional and national media interaction. We have built modern media centers with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. For example, each January we sponsor a four-day media tour at CMS, and a similar one-day tour at TMS, to promote the upcoming Sprint Cup season. This event features Sprint Cup drivers and attracts media personnel representing television networks and stations from throughout the United States and around the world. Also, from time to time, SMI and top NASCAR drivers have teamed up to conduct “Fan Forums” that are produced by our Performance Racing Network. This fan appeal program includes question-and-answer sessions with NASCAR’s top drivers during Sprint Cup race weekends. We believe this program appeals to our fans and creates additional interest and excitement between fans, drivers and team owners.

Speedway Motorsports, Inc. Annual Report on Form 10-K
9

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

Further Development of SMI Properties, Performance Racing Network and US Legend Cars Businesses – Our SMI Properties subsidiaries, including SMI Trackside, provide event and non-event souvenir merchandising services at our speedways. Notwithstanding recent operating challenges of MA, we believe opportunities continue to exist for merchandising of motorsports and non-motorsports products. SMI Properties and SMI Trackside are attempting to enhance souvenir and other merchandise sales through expanded product offerings and new marketing arrangements, including sales at non-SMI facilities and other outside venues.

We broadcast most of our NASCAR Sprint Cup and Nationwide Series racing events, as well as many other events, at each of our speedways over our proprietary Performance Racing Network. PRN is syndicated nationwide to more than 600 radio stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to approximately 285 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with SiriusXM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2013.

US Legend Cars International, formerly 600 Racing, continues to develop new domestic and overseas markets for distribution of their race cars and parts. Our subsidiary INEX is the official international sanctioning body of the Legends Circuit, and is the third largest oval short-track auto racing sanctioning body in terms of membership behind NASCAR and the International Motor Contest Association. US Legend Cars manufactures and sells the cars and parts used in Legends Circuit racing events. The “original” Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. As an extension of the original Legend Cars concept, US Legend Cars also manufactures the “Bandolero”, a smaller, lower-priced, entry level stock car which appeals to younger racing enthusiasts, and the faster “Thunder Roadster” race car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. In recent years, US Legend Cars, in collaboration with Ray Evernham Enterprises, a former NASCAR Sprint Cup Series crew chief and team owner, developed the Legend Dirt Modified race car as a purpose-built dirt race car with more performance, while maintaining affordability. These four race car models (collectively referred to as “US Legend Cars” or “Legend Cars”) are not designed for general road use. Revenues from this business totaled approximately $9.8 million in 2012.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $14,000, and is an affordable entry into racing for enthusiasts who otherwise could not race on an organized circuit. Cars and parts are currently marketed and sold through approximately 50 distributors conducting business throughout the United States, in Canada, the Middle East, Russia, South Korea, Australia, South America, Africa, Europe and other countries. The Legends Circuit, which includes all four race models, held approximately 2,200 sanctioned races at over 175 different tracks in 2012, making it one of the most active short-track racing divisions in motorsports. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks at which races are held.

Increased Daily Usage of Existing Facilities – We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Other uses include driving schools, track rentals, car and truck shows, auto fair shows, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. We host several NHRA and other bracket racing events throughout the year at our BMS, CMS, LVMS and SR dragways and at AMS and TMS, along with hosting frequent Legend Cars racing events at several of our speedways.

LVMS has more than thirteen different paved and dirt track configurations, including a new driving school and road course. LVMS hosts large track rentals used by car manufacturers for rallies and other corporate functions, and we plan to continue capitalizing on LVMS’s top market entertainment value and promote new expanded venues. Our larger road courses at AMS, CMS, LVMS, NHMS and TMS are rented for various activities such as driving schools, series racing and vehicle testing. Also, CMS and TMS own 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as AMA, events have been held.

Speedway Motorsports, Inc. Annual Report on Form 10-K
10

Other examples of increased usage include holiday season festivities at many of our speedways, including “Speedway Christmas,” a long drive-through Christmas light park and village at CMS, and BMS’s holiday season “Speedway In Lights”, which is prominent in that region. LVMS continues to annually host the widely-popular Electric Daisy Carnival concert, attracting a large number of young fans. CMS and TMS host auto fair shows and Goodguys Rod & Custom Association Nationals and other car shows, both also very popular. We frequently host concerts featuring popular bands at stand-alone events and as entertainment before and after our racing events. In past years, we have conducted and hosted a wide variety of events such as snowmobile racing events at NHMS and Cirque Du Soleil entertainment shows at CMS. In 2012, we held Global RallyCross (“GRC’) events at CMS, LVMS, NHMS and TMS, which featured exciting off-road circuit racing, particularly popular with younger fans, and may host GRC events in 2013. In 2013, KyS plans to hold a new ARCA series race event.

Acquisition and Development – We consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. Most recently we acquired New Hampshire Motor Speedway and Kentucky Speedway in 2008. We continually attempt to locate, acquire, develop and operate venues and facilities that we believe are underdeveloped or underutilized, and to capitalize on markets where sponsorship and other promotional pricing and television broadcasting rights are more lucrative. We also look for profitable opportunities to grow our existing ancillary businesses through acquisitions, joint ventures or similar arrangements.

OPERATIONS

Our operations consist principally of motorsports racing and related events, along with ancillary businesses as further described in “Business – General Overview”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to the Consolidated Financial Statements. The following table summarizes our NASCAR-sanctioned Sprint Cup and Nationwide Series racing events scheduled in 2013 at each of our speedways (in chronological order):

Date	Speedway	Series	Event
March 9	LVMS	Nationwide	Sam’s Town 300
March 10	LVMS	Sprint Cup	Kobalt Tools 400

March 16	BMS	Nationwide	Jeff Foxworthy’s Grit Chips 300
March 17	BMS	Sprint Cup	Food City 500

April 12	TMS	Nationwide	O’Reilly Auto Parts 300
April 13	TMS	Sprint Cup	NRA 500

May 18	CMS	Sprint Cup	NASCAR Sprint All-Star Race
May 25	CMS	Nationwide	History 300
May 26	CMS	Sprint Cup	Coca-Cola 600

June 23	SR	Sprint Cup	Toyota/SaveMart 350

June 28	KyS	Nationwide	Feed the Children 300
June 29	KyS	Sprint Cup	Quaker State 400

July 13	NHMS	Nationwide	New England 200
July 14	NHMS	Sprint Cup	New Hampshire 300

August 23	BMS	Nationwide	Food City 250
August 24	BMS	Sprint Cup	IRWIN Tools Night Race

August 31	AMS	Nationwide	Atlanta 300
September 1	AMS	Sprint Cup	AdvoCare 500

September 21	KyS	Nationwide	Kentucky 300

September 22	NHMS	Sprint Cup	SYLVANIA 300

October 11	CMS	Nationwide	Dollar General 300
October 12	CMS	Sprint Cup	Bank of America 500

November 2	TMS	Nationwide	O’Reilly Auto Parts Challenge
November 3	TMS	Sprint Cup	AAA Texas 500

Speedway Motorsports, Inc. Annual Report on Form 10-K
11

Along with the NASCAR Sprint Cup and Nationwide Series races listed above, our speedways are scheduled to hold the following racing events in 2013:

Event	AMS	BMS	CMS	KyS	LVMS	NHMS	SR	TMS
NASCAR Camping World Truck		1	1	1	1			2
NASCAR K&N Pro		1				1	1
NASCAR Whelen Modified		1	1			2
NHRA Nationals		1	2		2		1
IndyCar							1	1
WOO			2		1
ARCA				1

COMPETITION

We are the leading motorsports promoter in the local and regional markets served by our eight speedways, and compete regionally and nationally with other speedway owners, including ISC, to sponsor events, especially Sprint Cup and Nationwide Series events, and to a lesser extent, other NASCAR, IndyCar, NHRA and WOO sanctioned events. We compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available regional and national entertainment and recreational activities, conducted in and near Atlanta, Boston, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas, Lexington/Louisville/Cincinnati, and San Francisco. These competing events or activities may be held on the same days as our events. We also compete with improving and expanding media coverage and content by network and cable broadcasters, particularly for Sprint Cup and Nationwide Series racing events, along with the ongoing improvements in high-definition television technology. Furthermore, we believe that industry competitors are actively pursuing internal growth and industry consolidation.

SEASONALITY

Our business has been, and is expected to remain, somewhat seasonal. For further discussion on our seasonality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality, Weather and Comparison of Quarterly Results”.

EMPLOYEES

As of December 31, 2012, we had approximately 797 full-time and 277 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

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

PATENTS AND TRADEMARKS

We have federally registered trademark and/or service mark rights in “Speedway Motorsports,” “Atlanta Motor Speedway,” “AutoFair,” “AvBlend,” “Bluegrass Club,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Kentucky Club,” “Kentucky Speedway,” “Las Vegas Motor Speedway,” “Loudon Classic”, “Magic Mile”, “Miles of Courage,” “New Hampshire Motor Speedway,” “Sears Point Raceway,” “Thunder Valley Nationals,” “Texas Motor Speedway,” “TMS,” “Legends Cars,” “Bandolero,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMAX,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear And Accessory Conditioner,” “Fans First”, “The Great American Speedway!,” “Radio Without a Restrictor Plate,” “Seal of Champions, Speedway Motorsports, Inc.,” “Speedway World,” “The Official Seal of Racing,” “Lug Nut,” “Sparky,” “Live Free & Race!,” “zMAX Dragway,” “Think Outside The Oval,” “U.S. Legend Cars International” and our corporate logos.

Speedway Motorsports, Inc. Annual Report on Form 10-K
12

Federal trademark and/or service mark registrations are pending with respect to “Let the Troops Race,” “Fan Friendly,” “Raceday U,” “Raceday University,” “Victory Lane Club” and “Wild Asphalt Circus”. We own state trademark and/or service mark registrations for “Atlanta Motor Speedway” (Georgia), “AMS” (Georgia), “Texas Motor Speedway” (Texas) and “TMS” (Texas). We have registered trademark rights in the “zMAX” trademark in Australia, Canada, Israel, Mexico, New Zealand, Singapore and the European Union, registered trademark and service mark rights in the “Legends Cars” mark in the European Union and Canada, and registered service mark rights in the “Motorsports by Mail” mark in Japan. We also have six patents related to our Legends Car, Bandolero Car and Thunder Roadster design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, to protect their proprietary value in sale and market recognition.

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

Our business depends on discretionary consumer and corporate spending. High unemployment, high fuel prices, tight credit markets, difficult residential real estate and mortgage markets, and stock market volatility, among other factors, have led to lower levels of consumer confidence and recessionary conditions. Those economic factors have dampened, and may continue to dampen, consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending. Such reduced spending has resulted, and may continue to result, in negatively impacting our admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related

Speedway Motorsports, Inc. Annual Report on Form 10-K
13

revenue, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Higher unemployment or fuel or health-care costs could have a significant adverse impact our future results of operations.

While the direction and strength of the United States economy appear to be improving, significant uncertainty remains as to its recovery strength, timing and longevity. Government responses and actions may or may not successfully restore prolonged stability to the credit and consumer markets and improved economic conditions. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could also lead to higher inflation and higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these economic conditions might improve cannot be determined at this time. Other factors that can affect consumer and corporate spending include hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, air travel concerns, and geopolitical events, as well as various industry and other business conditions. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers. These factors can adversely impact local, regional and national consumer and corporate spending sentiment.

There can be no assurance that government response to the economic slowdown and disruptions in the financial and credit markets will stabilize the economy or financial and credit markets for long periods. These economic conditions might not continue to improve or could worsen. Each of these aforementioned negative factors, and particularly when combined, may further adversely impact corporate and individual customer spending and have a material adverse impact on our future operating results and growth.

Bad weather or postponement or cancellation of motorsports events could adversely affect us.

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, driving schools and track rentals, among other things. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations, particularly because we promote a limited number of premier events. Due to inclement weather conditions, we may be required to move a race event to the next raceable day, which would increase our costs for the event and could negatively impact our walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

If an event scheduled for one of our facilities is postponed because of weather, national security concerns, natural disasters or other reasons, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from admissions, food, beverage and souvenir sales generated at the rescheduled event. If such an event is cancelled, we would incur expenses associated with preparing to conduct the event, as well as losing associated event revenues, including live broadcast revenues, to the extent such losses were not covered by insurance. If a cancelled event is part of the NASCAR Sprint Cup or Nationwide Series, the amount of money we receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation could be reduced. This would occur if, as a result of the cancellation and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues in excess of amounts scheduled to be paid to the promoter of the cancelled event.

Lack of competitiveness in NASCAR Sprint Cup Series races or closeness of championship points races, the popularity of race car drivers or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact our operating results.

A lack of competitiveness in Sprint Cup Series races or the closeness of the championship points race, racecar driver popularity, and the success of NASCAR racing in general, in any particular racing season can significantly impact our operating results. Various performance factors of racing competitors, particularly popular drivers, can affect on-track competition and the appeal of racing. New or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. These and other factors can affect attendance, corporate marketing interest, media attention, and the promotional marketing appeal for NASCAR Sprint Cup and Nationwide Series racing events, as well as other events surrounding the weekends such races are promoted. There can be no assurance that these factors will not have an adverse impact on our operating results.

Speedway Motorsports, Inc. Annual Report on Form 10-K
14

NASCAR periodically implements new rules or technical and other required changes for race teams and drivers, as well as event promoters, in attempts to increase safety, racing competition and fan and media interest, among other things. For example, NASCAR implemented “double-file restarts”, and is planning for car manufacturers Chevrolet, Toyota, Dodge and Ford to bring brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars in 2013, in efforts to increase competition on the speedways and generate increased fan interest and new marketing opportunities. These and other periodically implemented changes may or may not become more successful or popular with fans. Such factors can affect attendance and other event related revenues for our Sprint Cup and Nationwide Series racing events, as well as other events surrounding the weekends such races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance that attendance or other event related revenues or operating costs will not be adversely impacted by sanctioning body changes in any particular season, thereby adversely impacting our operating results.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations.

From time to time, we pursue acquisitions or joint ventures as part of our long-term business strategy, which may involve significant challenges and risks. For example, transactions may not advance our business strategy or we may not realize a satisfactory return on our investments. We may experience difficulty integrating new employees, business systems and technology, or management’s attention may be diverted from our other businesses or operations. Furthermore, the use of cash or additional borrowings to fund such transactions could significantly impact our liquidity, impair our ability to borrow additional funds for other business purposes or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition or results of operations.

We may continue to significantly expand and improve our speedway facilities, involving material capital expenditures over several years in amounts or nature that have not yet been determined. Such expenditures may or may not increase our future success and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control.

Management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. For example, as further discussed in Note 14 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. We may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner or we may dispose of a business at a price or on terms that are less than optimal. In addition, there is a risk that we will sell a business whose subsequent performance exceeds expectations. These factors could adversely affect our future financial condition, operating results or cash flows.

Failure to be awarded a NASCAR event or deterioration in our relationship with NASCAR could adversely affect our profitability.

Our success has been and will remain, to a significant extent, dependent upon maintaining a good working relationship with organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for Sprint Cup, Nationwide and Camping World Truck Series races. Each NASCAR event is awarded on an annual basis. Although we believe our relationship with NASCAR is good, nonrenewal of a NASCAR event license could have a material adverse effect on our future financial condition and results of operations. We cannot provide assurance that we will continue to obtain NASCAR licenses to sponsor races at our facilities.

Relocation of, or failure to relocate, motorsports events could adversely affect us.

At any time, we may evaluate or attempt to realign one or more NASCAR Sprint Cup Series (or other motorsports series) race dates among our multiple track facilities. For example, we obtained approval to realign an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011. Many factors and alternatives must be considered, including the popularity and profitability of various races, the relative seating capacity at each track, alternative uses and revenues for such tracks in the event a race is moved, the costs of any capital expenditures to upgrade or expand facilities, the lead time required to complete any such upgrades or expansion, alternative uses of capital, any existing or potential governmental tax incentives, changing economic conditions at the individual tracks and in the economy as a whole, as well as various other strategic issues. Different economic or

Speedway Motorsports, Inc. Annual Report on Form 10-K
15

industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in any impairment evaluation, could have a material adverse effect on the outcome of our impairment evaluations and future financial condition or results of operations.

NASCAR has previously stated it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators, but is not obligated to do so. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably. While relocation of any Sprint Cup event among our speedways we now own or may own in the future could result in a net increase or decrease in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Our NASCAR broadcasting rights revenues are significant and changes could adversely affect our profitability and financial condition.

Our NASCAR broadcasting rights revenues are significant multi-year contracted revenue and cash flow sources for us. Any significant adverse changes to such rights revenues could adversely impact our results. The current eight-year NASCAR broadcasting rights agreement expires after 2014, and provides us with increases in annual contracted revenues averaging 3% per year. As further discussed in “Business – Industry Overview”, NASCAR recently announced a new expanded eight-year, multi-platform NASCAR Broadcasting Rights Agreement was reached with Fox Sports Media Group beginning in 2015 for a portion of our sport’s season. While this new long-term contract contains an overall revenue increase over present contract terms, annual revenue amounts for individual contract years have not yet been established, and may or may not initially be lower than the final year revenue of the current contract. While we believe this bodes well for NASCAR’s negotiations for the remaining portion of our sport’s season, and contract increases are anticipated, there can be no assurance that other new contract(s) will be reached or on terms more favorable than current contract terms.

Changes or trends in television broadcast ratings may impact future renewals. Material changes in the media or motorsports industries could result in broadcasting or ancillary media contract renewals different from historical practices. See “Business – Industry Overview” for related discussion on 2012 decreases in ancillary rights revenue. Future changes in race schedules could impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. NASCAR ratings can impact attendance at our events and sponsorship opportunities. While these long-term rights agreements (existing and upcoming) will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue.

Increased costs associated with, and inability to obtain, adequate insurance and the risks of partial self-insurance could adversely affect our profitability and financial condition.

We have a material investment in property and equipment at each of our eight speedway facilities, which are generally located near highly populated cities and which hold motorsports events typically attended by large numbers of fans. These operational, geographical and situational factors, among others, have resulted in, and may continue to result in, significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits. Future increases in such insurance costs and difficulties obtaining high policy limits could adversely impact our profitability, thereby possibly impacting our future operating results.

We use a combination of insurance and self-insurance to manage various risks associated with our speedways and other properties and motorsports events and other business risks. We may increase the marketing of certain products using self-insured promotional warranty programs that could subject us to increased risk of loss should the number and amount of claims significantly increase. We have increased and may further increase our self-insurance limits, which could subject us to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. Management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on our future financial position and results of operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
16

Our insurance coverage may not be adequate if a catastrophic event occurred or major motorsports events were cancelled, and liability for personal injuries and product liability claims could significantly affect our financial condition and results of operations.

Management attempts to obtain, and believes it presently has, reasonable policy limits of property, casualty, liability and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers. However, we cannot guarantee that our policy limits for property, casualty, liability and business interruption insurance currently in force, including coverage for acts of terrorism, would be adequate should one or multiple catastrophic events occur at or near any of our speedway facilities, or one or more of our major motorsports events were cancelled, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our speedway facilities could have a material adverse effect on our future financial position and results of operations if our asset damage or liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of regional or national incidents, in particular incidents at sporting events, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future.

Motorsports can be dangerous to participants and to spectators. We believe we maintain insurance policies that provide coverage within limits that are sufficient to protect us from material financial loss due to liability for personal injuries sustained by persons on our premises in the ordinary course of business. Nevertheless, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

The financial stability of certain insurance companies that provide our insurance coverage could be adversely affected by economic, geopolitical and other events or conditions as further discussed above. In that case, the ability of these insurance companies to pay our potential claims could be impaired, and we might not be able to obtain adequate replacement insurance coverage at a reasonable cost or at all. Any of these events could harm our business, and we cannot provide assurance that future increases in such insurance costs and difficulties in obtaining high policy limits will not adversely impact our future financial position or results of operation.

Strong competition in the motorsports industry and with other professional and amateur sports could hinder our ability to maintain or improve our position in the industry.

Motorsports promotion is a competitive industry. We compete in local, regional and national markets, and with ISC and other NASCAR related speedways, to promote events, especially NASCAR-sanctioned Sprint Cup and Nationwide Series events, and to a lesser extent, with other speedway owners to promote other NASCAR, IndyCar, NHRA and WOO sanctioned events. We believe our principal competitors are other motorsports promoters of Sprint Cup and Nationwide Series or equivalent events. Certain of our competitors have resources that exceed ours. NASCAR is owned by the France family, who also controls ISC. ISC presently hosts a significant number of Sprint Cup and Nationwide Series races. Our competitors may attempt to build speedways and conduct racing and other motorsports related activities in new markets that may compete with us and our local and regional fan base or marketing opportunities. Furthermore, we believe that industry competitors are actively pursuing internal growth and industry consolidation.

We compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, such as football, baseball, basketball, soccer and hockey, conducted in and near Atlanta, Boston, Bristol, Charlotte, Cincinnati, Dallas-Fort Worth, Las Vegas, Lexington, Louisville, and San Francisco, and locally, regionally and nationally, many of which have resources that exceed ours, and with a wide range of other available entertainment and recreational activities. These competing events and activities may be held on the same days or weekends as our events. We also compete with improving and expanding media coverage and content by network and cable broadcasters, particularly for Sprint Cup and Nationwide Series racing events, and with the ongoing improvements in high-definition television technology. We cannot assure you that we will maintain or improve our position in light of such competition.

Speedway Motorsports, Inc. Annual Report on Form 10-K
17

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

We may make significant expenditures for capital projects and investments, and costs and uncertainties associated with capital improvements could adversely affect our profitability.

Our Credit Facility allows for annual capital expenditures of up to $75.0 million, and provides for additional borrowings of up to $99.1 million as of December 31, 2012 subject to meeting specified conditions. We may make material capital improvements over several years in amounts that have not yet been determined. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 15 to the Consolidated Financial Statements for related information on our amended Credit Facility.

The cost, profitability, timing or success of future capital projects and investments is subject to numerous factors, conditions and assumptions, many of which are beyond our control, including:

•	delays in or denials of government approvals or permits

•	undetected soil or land, including environmental, conditions

•	additional land acquisition costs

•	increases in the cost of construction materials and labor

•	unforeseen changes in design

•	litigation, accidents or natural disasters affecting the construction site

•	national or regional economic, regulatory or geopolitical changes

Significant negative or unfavorable outcomes could reduce our available cash and cash investments or our ability to service current or future indebtedness, require additional borrowings resulting in higher debt service and interest costs, lower our ratings by credit agencies, increase our difficulties in borrowing additional amounts, cause higher than anticipated depreciation expense, among other negative consequences, and could have a material adverse effect on our future financial condition or results of operations.

Should projects be abandoned or substantially decreased in scope due to unforeseen negative factors, we could be required to expense some or all previously capitalized costs, which could have a material adverse effect on our future financial condition or results of operations. Also, should improvement projects not produce a sufficiently high economic yield, including those requiring demolition of a component of a speedway facility, or where capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project, capitalized expenditures could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Future impairment of our property and equipment, other intangible assets and goodwill could adversely affect our profitability.

As of December 31, 2012, we have net property and equipment of $1,148.4 million, net other intangible assets of $395.0 million and goodwill of $138.7 million. We periodically evaluate long-lived assets for possible impairment. Our evaluation methodology, assumptions and results are further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Accounting Estimates” and Note 2 to the Consolidated Financial Statements. Management’s latest annual assessment found the estimated fair value for two reporting units exceeded carrying values by a relatively nominal amount. Should these reporting units or their indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no unrecognized impairment exists at December 31, 2012, different conditions, trends or assumptions or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our future financial condition or results of operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
18

Our substantial indebtedness could adversely affect our financial position, our ability to meet our obligations under our debt instruments, and our ability to pay dividends.

We have substantial amounts of debt and debt service obligations. As of December 31, 2012, we had total outstanding long-term debt of approximately $521.3 million, or $526.0 million excluding issuance discount of $4.7 million, as further described in Note 6 to the Consolidated Financial Statements. Our substantial indebtedness and leverage could make it more difficult and costly to borrow money and may reduce funds available for financing our operations and other business activities and have other important consequences, including the following:

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

•	we may be at a disadvantage compared to our competitors that have less leverage and greater operating and financial flexibility than we do;

•	our debt levels may increase our interest costs or increase the risks that we may not be able to obtain additional financing or obtain financing at acceptable rates;

•	our debt levels may increase our difficulties in refinancing or replacing our present outstanding obligations; and

•	our debt levels may cause lowered ratings by credit agencies, resulting in higher borrowing costs or increased difficulties borrowing additional amounts.

Each or all of the factors could have a material adverse effect on our future financial condition and results of operations.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on a variety of factors, many of which are beyond our control.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available for use in our business. In 2012, we paid $41.6 million in interest on our indebtedness. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, legislative, regulatory, industry, competitive and other factors that are beyond our control. Our operations are substantially impacted by the success of NASCAR in the promotion and conduct of racing as a sanctioning body, our relationship with NASCAR, the popularity of NASCAR and other motorsports generally, and the impact of competition, including competition from other speedway owners like ISC. Although under our control, our cash outlays for dividends are funded in part with cash that would otherwise be available for our capital spending, repurchases of common stock or other liquidity needs, and dividend increases further limit cash otherwise available for such uses or needs. Our business may not be able to generate sufficient cash flow from operations and future borrowings to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. As further described in Note 6 to the Consolidated Financial Statements, we may redeem some or all of our 2016 Senior Notes and our 6 3/4% Senior Notes due 2019 (the “2019 Senior Notes”) at any time at annually declining redemption premiums beginning June 1, 2013 and February 1, 2015, respectively. As further described in Note 15 to the Consolidated Financial Statements, we plan to fully redeem the 2016 Senior Notes (with aggregate principal of $275.0 million) in the second quarter 2013 using borrowings under the 2013 Credit Facility, including Term Loan borrowings. Such redemptions could limit funds otherwise available for future working capital, capital expenditures, acquisitions or other general corporate purposes. However, we may not be able to complete such refinancing or redemption on commercially reasonable terms or at all.

Our future borrowing costs on current outstanding or future indebtedness could substantially increase, which may have a material adverse effect on our business and results of operations.

As of December 31, 2012, we had total outstanding long-term debt of approximately $521.3 million and our Credit Facility permits additional borrowings of up to $99.1 million. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility and future increases, if significant, could have a significant adverse impact on our future results. Our future capital spending or investments could significantly increase our future outstanding debt. Also, our future interest and bor-

Speedway Motorsports, Inc. Annual Report on Form 10-K
19

rowing costs under our Credit Facility, any refinanced or replaced current outstanding indebtedness, or new additional financing could substantially increase and adversely affect our financial health and profitability. We are currently unable to predict if or when the interest rates could change. Our significant indebtedness levels and leverage could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility or other borrowing arrangements.

As further discussed in Note 6 to the Consolidated Financial Statements, interest rates under our Credit Facility are based on specified tier levels that are adjustable periodically based upon certain consolidated total leverage ratios. Our current planned or unplanned future capital spending and possible increases in our future outstanding indebtedness, along with our current leverage, could further reduce the amounts by which we exceed minimum required covenant compliance levels and result in changes to our interest cost tier levels under our Credit Facility. Future changes in such surplus in our compliance levels or interest cost tiers could result in increased interest costs on current or future indebtedness, restricted or reduced borrowings and availability under our Credit Facility, and increased costs of borrowing for any new financing. Each or all of these factors could have a material adverse effect on our future financial condition and results of operations.

Restrictions imposed by terms of our indebtedness could limit our ability to respond to changing business and economic conditions and to secure additional financing.

The indentures for our 2016 Senior Notes and 2019 Senior Notes and our Credit Facility agreement restrict, among other things, our and our subsidiaries’ ability to do any of the following:

•	incur additional debt or liens

•	pay dividends or make distributions

•	make specified types of investments

•	apply net proceeds from certain asset sales

•	engage in transactions with affiliates, merge or consolidate

•	sell equity interests of subsidiaries, or sell, assign, transfer, lease, convey or otherwise dispose of assets

•	incur indebtedness subordinate in right of payment to any senior indebtedness and senior in right of payment to the 2016 Senior Notes or 2019 Senior Notes

Because of our significant outstanding indebtedness, debt covenant compliance is important to our operations. Our Credit Facility is the primary source of committed funding for our planned capital expenditures, strategic initiatives, such as repurchases of our common stock and working capital needs. Our Credit Facility contains more extensive and restrictive covenants than our 2016 Senior Notes and 2019 Senior Notes indentures, and requires us to maintain specified financial ratios, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Future default on any of these covenants could result in default under the underlying debt agreements. Non-compliance with financial covenant ratios or other covenants could prevent us from being able to access further borrowings under, or require repayment of, our Credit Facility. Our ability to meet those covenants, financial ratios and tests can be affected by material impairment or other charges, declines in profitability or cash flows or other economic or market factors beyond our control, and there can be no assurance that we will continue to meet those tests.

Our Credit Facility, 2016 Senior Notes and 2019 Senior Notes contain cross-default provisions. A default under any of these debt agreements could likely trigger cross-default provisions allowing lenders, in each case, to exercise their rights and remedies as defined under their respective agreements, including declaring all amounts outstanding, accrued interest or other obligations to be immediately due and payable. If we were unable to repay these amounts, such lenders could proceed against collateral, if any, securing that indebtedness. If any indebtedness was accelerated, there can be no assurance that we could repay or refinance the accelerated amounts due.

Under these covenants, our ability to respond to changing business and economic conditions and secure additional financing, if needed, may be significantly restricted. We may be prevented from engaging in transactions that might otherwise be considered

Speedway Motorsports, Inc. Annual Report on Form 10-K
20

beneficial to us. Should we pursue further development or acquisition opportunities, the timing, size and success, as well as associated potential capital commitments of which are unknown at this time, we may need to raise additional capital through debt or equity financings. There can be no assurance that adequate debt and equity financing will be available if and when needed or on satisfactory terms, or permitted under our debt arrangements. Failure to obtain further financing could have a negative effect on our business and operations.

We may be able to incur additional indebtedness in the future.

Despite our level of indebtedness, we may be permitted to incur significant additional debt in the future. Also, we may be able to secure additional debt with Company, subsidiary or new business assets. Furthermore, any new financing arrangements may contain additional restrictive and financial covenants. These covenants may restrict or prohibit many actions including, but not limited to, our ability to incur debt, create liens, prepay debt, pay dividends, limit capital expenditures, investments or transactions with stockholders and affiliates, issue capital stock, sell certain assets, or engage in mergers, consolidations or other transactions. Failure to maintain compliance with any new covenants could constitute a default, which could accelerate payment due of any amounts outstanding under any new or existing debt agreements.

Government regulation of certain motorsports sponsors could negatively impact the availability of promotion, sponsorship and advertising revenue for us.

The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of the alcoholic beverage and tobacco industry is generally subject to greater governmental regulation than advertising by other sponsors of our events. Certain of our sponsorship and other marketing contracts are terminable upon the implementation of adverse regulations. The alcoholic beverage and tobacco industry has provided substantial financial support to the motorsports industry through, among other things, the purchase of advertising time, sponsorship of racing teams and past sponsorship of racing series such as the Winston Cup (now Sprint Cup) Series and the Busch (now Nationwide) Series. We cannot assure you that the alcoholic beverage or tobacco industry will continue to sponsor motorsports events or participate in other promotional activities, suitable alternative sponsors will be located, or NASCAR will continue to sanction individual racing events involving alcoholic beverage industry sponsors or promotional activities. Implementation of further restrictions on the advertising or promotion of alcoholic beverage products could adversely affect us.

Failure to maintain adequate security for certain customer-related information could damage our reputation with current or prospective customers, subject us to litigation or adverse regulatory actions or cause us to incur substantial additional costs.

In the ordinary course of business, we collect and store certain financial and other information from individuals, corporations and others, including customers, employees and outside contractors. We process customer payment card information, perform credit, employment and other business related inquiries, and collect customary information used for marketing purposes. We contract with third-parties for processing orders and payments of a large portion of our tickets and other access sold for our events, much of which is transacted indirectly through links with our internal websites. Our online operations depend upon secure transmission of confidential information over public networks, including information permitting and transacting cashless payments. We commit significant internal and external resources to network security, data encryption, and other security measures to protect our networks and data, but there can be no assurance these security measures provide complete security. Our or third-party networks could be breached and we could be unable to protect sensitive data. A breach of our security networks that results in personal, corporate or other sensitive information being obtained by unauthorized persons could adversely affect our reputation with current or prospective customers and others. Such security breach could result in litigation against us, adverse regulatory actions or imposing substantial penalties or fines. Also, a security breach could require or result in us spending significant additional resources on our information security systems and could disrupt our operations, particularly sales and marketing. Any significant breach could have a material adverse impact on our future financial condition or results of operations.

Our chairman owns a majority of our common stock and will control any matter submitted to a vote of our stockholders.

As of March 1, 2013, Mr. O. Bruton Smith, our Chairman and Chief Executive Officer, beneficially owned, directly and indirectly, 29,000,800 shares of our common stock. As a result, he will continue to control the outcome of substantially all issues submitted to our stockholders, including the election of all of our directors.

Speedway Motorsports, Inc. Annual Report on Form 10-K
21

As a “controlled company” within the meaning of the NYSE rules, we also qualify for exemptions from certain corporate governance requirements, including the requirement that we have nominating and corporate governance and compensation committees composed entirely of independent directors. Although we qualify, we do not currently use this “controlled company” exemption.

Our large net deferred tax liabilities, and changes in income tax laws, could adversely affect our financial condition and results of operations.

At December 31, 2012, net deferred tax liabilities totaled $385.0 million, after reduction for net deferred tax assets of $741,000. At December 31, 2012, valuation allowances of $65.9 million have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

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

The market price of our common stock could be adversely affected by future exercises or future grants of stock options, restricted stock, restricted stock unit awards or other stock-based compensation, sales of shares held by key personnel, or default of loans under which some of our common stock is pledged.

The market price of our common stock could be adversely affected by the sale of approximately 1,148,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans, by the issuance or sale of approximately 1,930,000 shares of our common stock available for grant under our equity compensation plans, or by the sale of approximately 29,000,800 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held by Mr. O. Bruton Smith, our Chairman and Chief Executive Officer. The market price for our common stock could also be adversely affected if there was a default of one of the non-Company loans under which 10,550,000 shares of our common stock, owned by Mr. Smith and Sonic Financial Corporation, an affiliate through common ownership by Mr. Smith, have been pledged.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Speedway Motorsports, Inc. Annual Report on Form 10-K
22

ITEM 2. PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway as of December 31, 2012 follows:

Atlanta Motor Speedway – AMS is located on approximately 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS is located in a top-ten media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. AMS is a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, with an on-site 2.5-mile road course and 46 condominiums overlooking the speedway. AMS has permanent seating capacity of approximately 98,000, including 123 luxury suites.

Bristol Motor Speedway – BMS is located on approximately 670 acres in Bristol, Tennessee and is a 0.533-mile, lighted, high-banked concrete oval speedway. BMS also owns and operates Thunder Valley, a 1/4-mile modern, lighted dragway, which features permanent grandstand seating, luxury suites and extensive fan amenities. We believe BMS is the most popular facility on the Sprint Cup circuit among race fans due to its steep banked turns, lighted nighttime races and outstanding stadium-like views. BMS has permanent seating capacity of approximately 158,000, including 196 luxury suites.

Charlotte Motor Speedway – CMS is located on approximately 1,310 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. CMS was one the first superspeedways built and was the first superspeedway in North America lighted for nighttime racing. CMS’s main track is a 1.5-mile banked, asphalt quad-oval facility, with significant club-style seating offering convenient access to premium restaurant-quality food and beverage service and 52 condominiums overlooking turn one. CMS has the world’s largest high-definition video board, and a modern media center with leading-edge technology infrastructure and access. CMS also has an executive office tower adjoining the main grandstand, featuring The Speedway Club at CMS which offers exclusive dining and entertainment and premium restaurant, catering and corporate meeting facilities.

CMS owns and operates the zMAX Dragway, a leading-edge facility featuring a unique, lighted “four lane” racing configuration, almost 30,000 premium permanent seats, 31 luxury suites and upscale food and beverage concession areas. CMS also has a 4/10-mile, modern, lighted, dirt track facility, several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), and a 2.25-mile asphalt road course. CMS has permanent seating capacity of approximately 134,000, including 113 luxury suites.

Kentucky Speedway – KyS is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio and strategically located between Lexington and Louisville, Kentucky, on approximately 990 acres, featuring a 1.5-mile, asphalt, tri-oval superspeedway. KyS has significant club-style seating with convenient access to food and beverage service, and modern and extensive infield media center, garage and fan-zone entertainment facilities. KyS has permanent seating capacity of approximately 107,000, including 39 luxury suites.

Las Vegas Motor Speedway – LVMS is located on approximately 1,030 acres in Las Vegas, Nevada, and consists of a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and several other on-site paved and dirt race tracks. These other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. LVMS also owns and operates a modern, state-of-the-art dragway, The Strip at Las Vegas Motor Speedway, which features permanent grandstand seating, luxury suites and extensive fan amenities.

LVMS has significant club-style seating at its superspeedway, with convenient access to premium restaurant-quality food and beverage service. LVMS also has one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports, The Neon Garage. LVMS has permanent seating capacity of approximately 123,000, including 102 luxury suites.

New Hampshire Motor Speedway – NHMS is a multi-use complex located in Loudon, New Hampshire on approximately 1,180 acres approximately 80 miles northwest of Boston, consisting of a 1.058-mile asphalt, oval superspeedway and a 1.6-mile road course. NHMS is located in a top-ten media market, and is the largest sports facility in New England. NHMS has permanent seating capacity of approximately 96,000, including 38 luxury suites.

Speedway Motorsports, Inc. Annual Report on Form 10-K
23

Sonoma Raceway – SR is located on approximately 1,600 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a 1/4-mile modern dragstrip, and a modern, expansive industrial park. SR is located in a top-ten media market, and is one of only two road courses on the NASCAR Sprint Cup Series race schedule. For NASCAR Sprint Cup and other racing, SR’s road course is reconfigured into a 10-turn, 1.99-mile course by creating “The Chute”, which connects Turns 4 and 7 and provides spectators with improved sightlines and expanded viewing areas. SR also has a world-class 16-turn, three-quarter mile karting center.

SR installed a large number of solar panels and a large, solar-powered LED display board as part of their “green initiatives”, which offset portions of their overall energy needs. SR has permanent seating capacity of approximately 47,000 (many are hillside terrace seats), including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course.

Texas Motor Speedway – TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an infield 2.5-mile road course, a 4/10-mile, modern, lighted, dirt track facility and 76 condominiums overlooking turn two of the speedway. TMS is one of the largest sports facilities in the United States in terms of permanent seating capacity, and is located in a top-ten media market. TMS has premium club-style seating areas in approximately 50 converted luxury suites, and some of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports, including an infield two-story, multi-purpose Victory Lane Broadcast Center facility for television and radio media broadcast coverage of our events.

TMS has an executive office tower adjoining the main grandstand overlooking the speedway, featuring The Speedway Club at TMS which offers exclusive dining and entertainment, premium restaurant, catering and corporate meeting facilities and a health-fitness membership club. We operate the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority as further described in Note 2 to the Consolidated Financial Statements. TMS has permanent seating capacity of approximately 137,000, including 194 luxury suites.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on our future financial position, results of operations or cash flows. New or material developments, if any, on the more significant of these lawsuits are described in Note 10 to the Consolidated Financial Statements. See our “Risk Factors” for additional information on our liability insurance program and self-insured retention.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Speedway Motorsports, Inc. Annual Report on Form 10-K
24

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 1, 2013, 41,412,049 shares of common stock were outstanding and held by approximately 2,337 record holders based on information from our stock transfer agent. The Company had no unregistered sales of equity securities during 2012.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as meet debt service and working capital requirements. Our Board of Directors approved aggregate dividends on common stock in 2010 through 2012 as follows (in thousands except per share amounts):

	2012	2011	2010
Cash dividends paid	$24,883	$16,623	$16,774
Dividends per common share	$0.60	$0.40	$0.40

Quarterly dividends were declared in each of the three year periods. All declaration, record and payment dates were in the same fiscal periods. On February 13, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 15, 2013 to shareholders of record as of March 1, 2013. All cash dividends were or will be paid using available cash and cash investments. Although we plan to continue paying quarterly cash dividends, we may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition, capital expenditure plans, applicable limitations under our debt agreements as further described in Note 6 to the Consolidated Financial Statements, and other factors as the Board of Directors or its designees, in their sole discretion, may consider relevant.

The following table sets forth the high and low closing sales prices for SMI’s common stock as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2012:
First Quarter	$18.68	$14.56
Second Quarter	19.08	15.69
Third Quarter	17.70	14.90
Fourth Quarter	18.03	15.24

2011:
First Quarter	$15.98	$14.01
Second Quarter	16.34	13.10
Third Quarter	14.52	11.64
Fourth Quarter	15.35	11.50

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and

Speedway Motorsports, Inc. Annual Report on Form 10-K
25

December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. We could repurchase up to an additional 244,000 shares under the current authorization as of December 31, 2012.

As set forth in the table below, we repurchased 124,000 shares of common stock under this program for approximately $2.0 million in 2012. In 2012 and 2011, approximately 33,000 and 20,000 shares of our common stock were delivered to us at an average price per share of $16.32 and $13.98, respectively, in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. Those shares are reflected in the table below.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2012
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2012	116,000	$16.34	94,000	274,000
October 2012	11,000	16.63	11,000	263,000
November 2012	10,000	15.81	10,000	253,000
December 2012	20,000	16.96	9,000	244,000
Fourth Quarter 2012	41,000	16.48	30,000	244,000
Total 2012	157,000	$16.38	124,000	244,000

Speedway Motorsports, Inc. Annual Report on Form 10-K
26

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2007 through December 31, 2012. The Russell 2000 Index is included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to ours than the Standard & Poor’s 500 Index. The Peer Group Index consists of International Speedway Corporation, Walt Disney Co., and Dover Motorsports, Inc., all of which are publicly traded companies involved in the amusement, sports and recreation industries. The graph assumes $100 was invested on December 31, 2007 in each of our common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and all dividends were reinvested.

Speedway Motorsports, Inc. Annual Report on Form 10-K
27

ITEM 6. SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report. The composition and categorization of our revenues and expenses, and further information on our operations and results, are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

OPERATING STATEMENT DATA(1)

Years Ended December 31:	2012	2011	2010	2009	2008
(in thousands, except per share data)
Revenues:
Admissions	$116,034	$130,239	$139,125	$163,087	$188,036
Event related revenue	151,562	163,621	156,691	178,805	211,630
NASCAR broadcasting revenue	192,662	185,394	178,722	173,803	168,159
Other operating revenue	29,902	26,591	27,705	34,827	43,168
Total revenues	490,160	505,845	502,243	550,522	610,993
Expenses and other:
Direct expense of events	101,402	106,204	100,843	100,922	113,477
NASCAR purse and sanction fees	122,950	120,146	120,273	123,078	118,766
Other direct operating expense	18,908	20,352	21,846	26,208	34,965
General and administrative	90,407	89,384	85,717	84,250	84,029
Depreciation and amortization	55,499	54,004	52,762	52,654	48,146
Interest expense, net	41,217	42,112	52,095	45,081	35,914
Impairment of goodwill and other intangible assets(2)	–	48,609	–	7,273	–
Loss on early debt redemption and refinancing(3)	–	7,456	–	–	–
Equity investee losses (earnings)(4)	–	–	–	76,657	(1,572)
Other (income) expense, net	(3,908)	(342)	(2,378)	337	(1,077)
Total expenses and other	426,475	487,925	431,158	516,460	432,648
Income from continuing operations before income taxes	63,685	17,920	71,085	34,062	178,345
Provision for income taxes	(21,892)	(23,481)	(25,822)	(40,220)	(72,442)
Income (loss) from continuing operations	41,793	(5,561)	45,263	(6,158)	105,903
Income (loss) from discontinued operation, net of taxes(5)	326	(883)	(782)	(4,145)	(25,863)
Net Income (Loss)	$42,119	$(6,444)	$44,481	$(10,303)	$80,040
Basic earnings (loss) per share:
Continuing operations	$1.01	$(0.14)	$1.08	$(0.14)	$2.44
Discontinued operation(5)	0.01	(0.02)	(0.02)	(0.10)	(0.60)
Net Income (Loss)	$1.02	$(0.16)	$1.06	$(0.24)	$1.84
Weighted average shares outstanding	41,431	41,524	41,927	42,657	43,410
Diluted earnings (loss) per share:
Continuing operations	$1.01	$(0.14)	$1.08	$(0.14)	$2.44
Discontinued operation(5)	0.01	(0.02)	(0.02)	(0.10)	(0.60)
Net Income (Loss)	$1.02	$(0.16)	$1.06	$(0.24)	$1.84
Weighted average shares outstanding	41,437	41,524	41,928	42,657	43,423

BALANCE SHEET DATA(1)
Cash, cash equivalents and short-term investments	$106,408	$87,368	$93,175	$98,626	$58,065
Equity investment in associated entity(4)	–	–	–	–	77,066
Goodwill and other intangible assets(2)(6)	533,689	533,677	582,298	575,996	583,328
Assets of discontinued operation(5)	–	–	2,150	101	2,101
Total assets	1,877,113	1,904,643	1,951,524	1,969,021	2,034,409
Long-term debt, including current maturities:
Revolving credit facility and term loan(3)	95,000	145,000	20,000	70,000	350,000
Senior notes(3)	420,758	419,517	268,275	267,034	–
Senior subordinated notes(3)	–	–	330,000	330,000	330,000
Other debt(1)	5,501	8,040	10,422	5,328	6,480
Liabilities of discontinued operation(5)	–	–	–	1,014	382
Stockholders’ equity	857,876	841,180	866,237	848,213	885,362
Cash dividends per share of common stock	$0.60	$0.40	$0.40	$0.36	$0.34

Speedway Motorsports, Inc. Annual Report on Form 10-K
28

Non-GAAP Financial Information and Reconciliation – Income from continuing operations, and diluted earnings per share from continuing operations as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income (loss), diluted earnings (loss) per share, income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations. Non-GAAP income and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts as described below in the indicated footnotes. The following schedule separately presents individual corresponding GAAP amounts and adjustments net of taxes, and reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. See Notes 2, 5, 6, and 14 to the Consolidated Financial Statements for additional information on the 2011 impairment of goodwill and other intangible assets, 2011 loss on early debt redemption and refinancing, and discontinued operations.

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

Years Ended December 31:	2012	2011	2010	2009	2008
(in thousands, except per share data)
Consolidated net (loss) income using GAAP	$42,119	$(6,444)	$44,481	$(10,303)	$80,040
Income (loss) from discontinued operation(5)	(326)	883	782	4,145	25,863
Consolidated income (loss) from continuing operations	41,793	(5,561)	45,263	(6,158)	105,903
Equity investee losses (earnings)(4)	–	–	–	76,657	(1,572)
Impairment of goodwill and other intangible assets(2)	–	48,609	–	4,407	–
Loss on early debt redemption and refinancing(3)	–	4,471	–	–	–
Non-GAAP income from continuing operations	$41,793	$47,519	$45,263	$74,906	$104,331
Consolidated diluted earnings (loss) per share using GAAP	$1.02	$(0.16)	1.06	$(0.24)	$1.84
Discontinued operation(5)	(0.01)	0.02	0.02	0.10	0.60
Consolidated diluted earnings (loss) per share from continuing operations	1.01	(0.14)	1.08	(0.14)	2.44
Equity investee losses (earnings)(4)	–	–	–	1.80	(0.04)
Impairment of goodwill and other intangible assets(2)	–	1.17	–	0.10	–
Loss on early debt redemption and refinancing(3)	–	0.11	–	–	–
Non-GAAP diluted earnings per share from continuing operations	$1.01	$1.14	$1.08	$1.76	$2.40

(1)

We purchased NHMS on January 11, 2008 for cash of approximately $340.0 million and KyS on December 31, 2008 through satisfaction of $63.3 million in debt, payment of $7.5 million over 5 years, and contingent additional consideration of $7.5 million over 5 years. These purchases were funded with available cash and borrowings under our Credit Facility. The purchase method was used to account for these acquisitions and the results of operations after acquisition are included in our consolidated statements of operations. As further described in Note 6 to the Consolidated Financial Statements, other debt pertains to two obligations associated with the purchase of KyS. The 2010 increase in other debt reflects an additional contingent obligation recorded upon satisfaction of certain triggering conditions.

(2)

As further discussed in Note 2 to the Consolidated Financial Statements, a non-cash impairment charge (with no income tax benefit) was reflected in 2011 to reduce goodwill related to NHMS to estimated fair value. In 2009, a non-cash charge (with income tax benefits of $2.9 million) was reflected related to other intangible assets and goodwill associated with potentially unfavorable developments for certain promotional contracts and operations of The Source International, a merchandising subsidiary of SMI Properties.

Speedway Motorsports, Inc. Annual Report on Form 10-K
29

(3)

As further described in Note 6 to the Consolidated Financial Statements, we amended our Credit Facility in 2011, including a four-year term loan (the Credit Facility), issued the 2019 Senior Notes at par, and redeemed our 6 3/4% Senior Subordinated Notes previously due 2013 with proceeds from the 2019 Senior Notes issuance, Term Loan borrowings of $150.0 million and cash on hand. Loss on early debt redemption and refinancing represents a charge to earnings (before income taxes of $2.9 million), for the tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements. In May 2009, we issued the 2016 Senior Notes in aggregate principal amount of $275.0 million at 96.8% of par value, and net issuance proceeds were used to reduce outstanding Credit Facility borrowings. As further described in Note 15 to the Consolidated Financial Statements, we issued additional 2019 Senior Notes and amended our Credit Facility in the first quarter 2013, and plan to redeem all outstanding 2016 Senior Notes in the second quarter 2013.

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

(5)

As further described in Note 14 to the Consolidated Financial Statements, we discontinued our oil and gas operations in the fourth quarter 2008. The net assets and operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations. The estimated fair values of our consolidated foreign investments in oil and gas operations were found substantially diminished and written off as of December 31, 2008 through an impairment charge included in our 2008 loss from discontinued operation. Loss from discontinued operation is reported net of income tax benefits of $1.7 million for 2008, and there were no income tax benefits for 2009, 2010, 2011 or 2012.

(6)

As further described in Note 5 to the Consolidated Financial Statements, goodwill increased in 2010 from reflecting an obligation for additional purchase consideration associated with our 2008 KyS purchase upon satisfaction of certain triggering conditions.

Speedway Motorsports, Inc. Annual Report on Form 10-K
30

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition as of December 31, 2012 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and “Risk Factors” appearing elsewhere in this report. Additional information on our revenues and operations can found above in “Business – General Overview and Operating Strategy”. See Note 13 to the Consolidated Financial Statements for additional information on our reporting segments and certain concentrated revenue streams.

RESULTS OF OPERATIONS

Our core business is promoting, marketing and sponsoring motorsports events and activities. We derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. Our revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations:

•	Admissions – includes ticket sales for all of our events

•

Event related revenue – includes amounts received from sponsorship and naming rights fees (SR naming rights agreement expired in 2012), luxury suite rentals, event souvenir merchandise sales, commissions from food and beverage sales, advertising and other promotional revenues, radio programming, hospitality revenues, track rentals, driving school and karting revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues

•	NASCAR broadcasting revenue – includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways

•

Other operating revenue – includes certain merchandising revenues of SMI Properties and subsidiaries; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; TMS oil and gas mineral rights lease revenues; and industrial park and office rentals

Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of US Legend Cars, Oil-Chem, SMI Properties and subsidiaries or other operating revenues.

We classify our expenses, among other categories, as follows:

•

Direct expense of events – principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of event related employees, advertising, sales and admission taxes, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services

•	NASCAR purse and sanction fees – includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at our speedways

•

Other direct operating expense – includes the cost of certain SMI Properties and subsidiaries merchandising, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office tower rental revenues

Along with our principal operations of motorsports racing and related events, our ancillary businesses are further described and categorized as “Non-Event Motorsports Related Merchandise Revenue”, “Non-Motorsports Merchandise Revenue”, and “Other Revenue” below. The following table shows the composition of selected revenues for the three years ended December 31, 2012 (in thousands):

	2012		2011		2010
Admissions	$116,034	24%	$130,239	26%	$139,125	28%
NASCAR broadcasting	192,662	39%	185,394	37%	178,722	36%
Sponsorships	57,633	12%	63,378	12%	63,062	12%
Other event related	81,019	17%	85,256	17%	80,882	16%
Souvenir and other merchandise	31,634	6%	33,677	7%	32,930	7%
Other	11,178	2%	7,901	1%	7,522	1%
Total revenue	$490,160	100%	$505,845	100%	$502,243	100%

Speedway Motorsports, Inc. Annual Report on Form 10-K
31

Admissions – Our admissions revenues include ticket sales for our events at a wide range of prices, generally established based on spectator demand, economic conditions and, at times, cost of living increases. Although we sell many tickets in advance, we promote outdoor motorsports events and weather conditions surrounding these events can significantly affect sales of tickets, particularly because we promote a limited number of premier events.

NASCAR Broadcasting – We negotiate annual contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways.

Sponsorships – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. Sponsorships generally consist of event, official and facility naming rights agreements (SR naming rights agreement expired in 2012). We have sponsorship contracts with many major manufacturing and consumer products companies and brands, and many include official sponsorship designations at our speedways and exclusive advertising and promotional rights in various sponsor product categories. None of our individual sponsorship or naming rights contracts exceeded 5% of total revenues in 2012.

Our marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or on-site advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Our marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years.

Other Event Related – We derive other event related revenue from various marketing agreements for on-site advertising, hospitality and other promotion related activities, and commissioned food and beverage sales during racing and non-racing events, speedway catered “hospitality” receptions and private parties. Food and beverages are also sold to individual, group, corporate and other customers primarily in concession areas located on or near speedway concourses, other areas surrounding our speedway facilities, and in luxury suites, club-style seating and food court areas located within the speedway facilities.

We also derive revenue from luxury suite rentals, parking and other event and speedway related activities. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, concerts, settings for commercials and motion pictures, and other outdoor events. We derive event related revenue from the sale of commercial time and other radio broadcast programming on PRN. We also receive revenue for ancillary broadcasts associated with NASCAR.com, NASCAR Radio, international and other media (amounts received in 2012 were not significant). None of our individual other event related contracts exceeded 5% of total revenues in 2012.

Souvenir and Other Merchandise – We derive event related revenue from sales of owned motorsports related souvenir merchandise and commissioned souvenir merchandise sales during racing and non-racing events and in our speedway gift shops throughout the year. Souvenir merchandise is sold in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities to individual, group, corporate and other customers. Fees and sales based commissions are paid to us by third-party vendors to allow on-site selling of merchandise and promotional items during our events and activities. Such revenues are generated primarily from SMI Properties and SMI Trackside event souvenir merchandising for our speedways and third-party speedways (“motorsports event merchandise”). We derive other operating revenue from certain SMI Properties and subsidiaries, and Legend Cars operations (“non-event, motorsports related merchandise”). We also derive other operating revenue from Oil-Chem (“non-motorsports merchandise”).

Other – We derive other operating revenue from The Speedway Club at CMS and The Speedway Club at TMS (together the “Speedway Clubs”) dining and entertainment facilities, which serve individual, group, corporate and other clientele. We also derive other operating revenue from leasing of SR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, from leasing of office towers located at several of our speedways to motorsports and non-motorsports associated corporate and other customers, TMS oil and gas mineral rights lease revenues, and from the sanctioning of US Legend Cars circuit races. As further discussed in Note 2 to the Consolidated Financial Statements, we recognized approximately $3.2 million of revenue in 2012 related to the two-year TMS oil and gas mineral rights lease. The lease is scheduled to expire December 2013 and, at this time, we are uncertain if or when it may be extended.

Speedway Motorsports, Inc. Annual Report on Form 10-K
32

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere as indicated.

Significant items discussed elsewhere in indicated sections of this report:

•

First quarter 2013 issuance of “additional” 6 3/4% Senior Notes and Credit Facility amendment, and planned second quarter 2013 redemption of 8 3/4% Senior Notes and possible earnings charge (discussed below in “Liquidity” and Note 15 to the Consolidated Financial Statements)

•	Reduced interest costs anticipated from 2013 financing transactions and sizable long-term debt repayments in 2012 and 2011 (discussed below in “Liquidity”)

•

Estimated 2013 capital expenditures of $20 to 30 million compared to $26.8 million in 2012, representing sizable reductions compared to $59.3 million in 2011 and many previous years (discussed below in “Capital Expenditures”)

•	Our long-term, multi-year contracted revenues are significant (discussed above in “Business – General Overview”)

•	New expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement, and existing NASCAR Broadcasting Rights Agreements (discussed above in “Business – Industry Overview”)

•	Ongoing improvements in our sport (discussed above in “Business – Industry Overview”)

•	Remaining interest in Discontinued Operation dissolved in first quarter 2013 (discussed in Note 14 to the Consolidated Financial Statements)

•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends – Our results for the 2012 race season reflect decreases in admissions, ancillary broadcasting rights, naming rights and other event related revenue categories. Management believes many of our revenue categories continue to be negatively impacted by declines in consumer and corporate spending from the recession, including high unemployment, high fuel, food and health-care costs, difficult housing markets and other economic factors. The strength and duration of recovery in the US economy currently remains uncertain. Possible changes in governmental taxing, regulatory, spending and other policy could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the consumer and credit markets and improve economic conditions. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these difficult conditions might further improve cannot be determined at this time. See our “Risk Factors” for additional information on ongoing recessionary conditions, financial market disruptions and geopolitical risks.

Most of our NASCAR Sprint Cup, Nationwide and Camping World Truck Series event sponsorships for the 2013 racing season, and many for years beyond 2013, are already sold. Many of our other sponsorships and corporate marketing contracts are for multiple years beyond 2013. For our 2013 events, similar to 2012 and 2011, management has maintained many reduced ticket prices, and continues to offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of these adverse economic and market conditions. Many of our fans are purchasing tickets closer to event dates. We have increased promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment.

Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increases. We believe that a portion of the decline in attendance over the past few years can be attributed to that changing demographic. We are, therefore, increasingly investing in new marketing approaches and leading-edge technology to foster attendance by families, particularly those with younger children and teenagers. We are investing in social media advertising, web-based applications and interactive

Speedway Motorsports, Inc. Annual Report on Form 10-K
33

digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. We are offering and expanding our family-friendly and first-time fan programs to help educate and engage patrons who are new to the sport. We believe our initiatives, along with other factors discussed elsewhere, will encourage increased attendance, but are unable to quantify the timing or amount, if any, of that future impact.

New and Existing NASCAR Broadcasting Rights Agreements – As further described above in “Business – General Overview and Industry Overview”, much of our future revenues are already contracted under television broadcasting rights and other long-term contracts. We participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. This eight-year NASCAR broadcasting rights arrangement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our total contracted NASCAR broadcasting revenues are expected to approximate $199 million for 2013. NASCAR recently announced it has reached an eight-year, multi-platform agreement with FOX Sports Media Group for the broadcasting and digital rights to 13 NASCAR Sprint Cup Series races and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2022. We believe this new stronger contract bodes well for NASCAR’s ongoing negotiations for the remaining portion of our sport’s season, and reflects the increasing value of our premium media content.

As further described in our “Risk Factors”, a lack of competitiveness in Sprint Cup Series races, the closeness of the championship points race, race car driver popularity, and the success of NASCAR racing in general, in any particular racing season, can also significantly impact our operating results. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results. All of the aforementioned factors, among others, can have a material adverse impact on our future operating results, cash flows and growth. However, management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the economy improves. See “Business, Industry Overview” for additional information on ongoing improvements in our sport. The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition, provide us and NASCAR with many long-term marketing and future growth opportunities.

2013 Earnings Guidance – In connection with our fourth quarter and full year 2012 earnings release, management provided full year 2013 guidance of $0.90-$1.10 per diluted share from continuing operations. The range of earnings guidance reflects the continuing negative impact of difficult and uncertain economic conditions, including high unemployment and consumer costs. Higher fuel, health-care and food costs and unemployment, among other items, could significantly impact our future results.

RACING EVENTS

As further described above in “Business – Operations”, we plan to hold 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events in 2013. We also plan to hold six NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2012, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also held eight NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association, and three WOO racing events. In 2011, we held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, nine NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, five NASCAR Whelen Modified Tour, five IndyCar Series, six major NHRA, and three WOO racing events. In 2010, we held 23 major racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series, eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, five NASCAR Whelen Modified Tour, three IndyCar Series, six major NHRA, and three WOO racing events.

Speedway Motorsports, Inc. Annual Report on Form 10-K
34

Set forth below is comparative summary information of our NASCAR Sprint Cup and Nationwide Series racing events scheduled for 2013 and held in 2012, 2011 and 2010:

	Number of major NASCAR-sanctioned events
	2013	2012	2011	2010
1st Quarter	4	4	4	5
2nd Quarter	8	8	6	9
3rd Quarter	8	8	9	5
4th Quarter	4	4	4	4
Total	24	24	23	23

YEAR OVER YEAR COMPARISONS OF OPERATING RESULTS

Management believes the comparative information below, along with the non-GAAP financial information in “Selected Financial Data” above, helps in understanding and comparing our results of operations. As further described above in “Near-term Operating Factors”, management believes admissions, many event related revenue categories and other operating revenues continue to be negatively impacted by ongoing weak economic conditions. We believe our financial performance has not been materially affected by inflation.

The more significant racing schedule changes during the last three years include (hereafter referred to as “2012 or 2011 Race Date Realignments” as applicable):

•	KyS held one realigned NASCAR Sprint Cup Series racing event in 2012 and 2011 that was held at AMS in 2010

•	In 2011, one NASCAR Sprint Cup Series racing event at AMS was postponed and rescheduled due to poor weather

•	LVMS held one IndyCar Series racing event in 2011 that was not held in 2012 or 2010

•	In 2010, one NASCAR Sprint Cup and one Nationwide Series racing event at TMS were postponed and rescheduled due to poor weather

•	KyS held one NASCAR Nationwide Series racing event in 2012 that was not held in 2011 or 2010, and one IndyCar Series racing event in 2011 and 2010 that was not held in 2012

•	NHMS held one NASCAR Camping World Truck Series event in 2011 and 2010 that was not held in 2012, and one IndyCar Series racing event in 2011 that was not held in 2012 or 2010

Year Ended December 31, 2012 Compared To Year Ended December 31, 2011

Total Revenues for 2012 decreased by $15.7 million, or 3.1%, from such revenues for 2011 due to the factors discussed below.

Admissions for 2012 decreased by $14.2 million, or 10.9%, from such revenue for 2011. This decrease is due to lower admissions revenue at certain NASCAR-sanctioned racing events held in 2012, reflecting lower attendance on a comparable year-over-year event basis. Lower attendance for NASCAR-sanctioned racing events in 2012 constituted approximately 71% of the total decline in NASCAR admissions revenue as compared to 2011. The decrease also reflects the 2012 Race Date Realignments described above on a combined basis.

Event Related Revenue for 2012 decreased by $12.1 million, or 7.4%, from such revenue for 2011. This decrease reflects lower ancillary broadcasting rights revenues, expiration of Sonoma’s facility naming rights agreement, and lower event related revenues associated with certain NASCAR-sanctioned racing events on a comparable year-over-year event basis. Those decreases constituted approximately 74% of the overall decline in event related revenues. The decrease also reflects the 2012 Race Date Realignments described above on a combined basis. Among other revenue categories, the current period reflects lower souvenir merchandising and food and beverage concessions revenues as compared to KyS’s inaugural NASCAR Sprint Cup race weekend held in 2011. The overall decrease was partially offset by higher track rental and driving school revenues in 2012.

Speedway Motorsports, Inc. Annual Report on Form 10-K
35

NASCAR Broadcasting Revenue for 2012 increased by $7.3 million, or 3.9%, over such revenue for 2011. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2012 as compared to 2011 and, to a lesser extent, the 2012 NASCAR Race Date Realignments.

Other Operating Revenue for 2012 increased by $3.3 million, or 12.5%, over such revenue for 2011. This increase reflects TMS oil and gas mineral rights revenue (amounts recognized in 2011 were not significant) and, to a lesser extent, higher Oil-Chem revenues in 2012 as compared to 2011. The overall increase was partially offset by lower non-event merchandising revenues in 2012.

Direct Expense of Events for 2012 decreased by $4.8 million, or 4.5%, from such expense for 2011. This decrease reflects the non-NASCAR 2012 Race Date Realignments, with approximately 53% of the decline from associated non-NASCAR sanctioning and purse fees, and lower operating costs associated with certain lower event related revenues on a comparable year-over-year event basis (particularly souvenir merchandising relative to KyS’s inaugural NASCAR Sprint Cup race weekend held in 2011). Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs. The overall decrease was partially offset by higher advertising costs in 2012 as compared to 2011.

NASCAR Purse and Sanction Fees for 2012 increased by $2.8 million, or 2.3%, over such expense for 2011. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2012 as compared to 2011, and to the 2012 NASCAR Race Date Realignments on a combined basis.

Other Direct Operating Expense for 2012 decreased by $1.4 million, or 7.1%, from such expense for 2011. This decrease is due to lower operating costs associated with non-event souvenir merchandising revenues, and a combination of individually insignificant items in 2012. The overall decrease was partially offset by higher operating costs associated with higher Oil-Chem revenues in 2012 as compared to 2011.

General and Administrative Expense for 2012 increased by $1.0 million, or 1.1%, over such expense for 2011. This increase reflects wage cost inflation, and a combination of individually insignificant items in 2012 as compared to 2011.

Depreciation and Amortization Expense for 2012 increased by $1.5 million, or 2.8%, over such expense for 2011. This increase is due primarily to additions to property and equipment, particularly at KyS.

Interest Expense, Net for 2012 was $41.2 million compared to $42.1 million for 2011. This change reflects lower total outstanding debt and lower interest on Credit Facility borrowings, including the Term Loan, which was partially offset by lower capitalized interest in 2012 as compared to 2011. See Note 6 to the Consolidated Financial Statements for additional information.

Impairment of Goodwill for 2011 represents a non-cash impairment charge (with no income tax benefit) to reduce the carrying value of goodwill related to NHMS to estimated fair value, resulting from our 2011 annual impairment assessment as further described in Note 2 to the Consolidated Financial Statements.

Loss on Early Debt Redemption and Refinancing for 2011 represents a charge to earnings before income taxes of $2.9 million, for the tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with former debt arrangements as further described in Note 6 to the Consolidated Financial Statements.

Other Income, Net for 2012 was $3.9 million compared to $342,000 for 2011. This change is due primarily to higher gains recognized on disposals of certain property in 2012 as compared to 2011. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. As further described in Note 8 to the Consolidated Financial Statements, our effective income tax rate for 2012 was 34.4%. The lower 2012 tax rate reflects favorable recoveries and settlements with certain taxing authorities, and lower effective state income tax rates. The substantially higher 2011 tax rate is due primarily to reflecting the 2011 goodwill impairment charge with no tax benefit, which was partially offset by the positive impact of net decreases in uncertain tax position liabilities of prior years. Excluding the non-deductible goodwill impairment charge, our 2011 effective income tax rate would have been 36.1%.

Speedway Motorsports, Inc. Annual Report on Form 10-K
36

Income (Loss) From Discontinued Operation, Net of Taxes. As further discussed in Note 14 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. In 2012 and 2011, we incurred legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables. The costs in 2012 were offset by a gain recognized upon favorable settlement of certain insurance claims.

Net Income for 2012 was $42.1 million compared to a net loss of $6.4 million for 2011. This change is due to the factors discussed above.

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

Along with weak economic conditions, management believes admissions were also negatively impacted by poor weather surrounding NASCAR racing events held at AMS in the third quarter 2011, including rescheduling of its NASCAR Sprint Cup race from Sunday to Tuesday.

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

Other Direct Operating Expense for 2011 decreased by $1.5 million, or 6.8%, from such expense for 2010. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, lower Oil-Chem sales in 2011. The overall decrease was partially offset by an increase in operating costs associated with higher US Legend Cars revenues in 2011.

Speedway Motorsports, Inc. Annual Report on Form 10-K
37

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

Interest Expense, Net for 2011 was $42.1 million compared to $52.1 million for 2010. As further described in Note 6 to the Consolidated Financial Statements, we amended our Credit Facility, issued the 2019 Senior Notes and redeemed all outstanding Senior Subordinated Notes in the first quarter 2011. This change reflects the lower interest rates on 2011 Credit Facility borrowings, including the Term Loan, as compared to our former debt arrangements. The change also reflects lower total outstanding debt and higher capitalized interest in 2011 as compared to 2010.

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

Income Tax Provision. As further discussed in Note 8 to the Consolidated Financial Statements, the Company’s effective income tax rate for 2011 was 131.0% and for 2010 was 36.3%. The higher 2011 effective income tax rate results primarily from reflecting the goodwill impairment charge with no tax benefit, which was partially offset by the positive impact of net decreases in uncertain tax position liabilities of prior years. Excluding the non-deductible goodwill impairment charge, the 2011 effective income tax rate would have been 36.1%. The 2010 effective income tax rate reflects the positive impact of decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
38

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2012:

	Percentage of Total Revenue
Years Ended December 31:	2012	2011	2010
Revenues:
Admissions	23.7%	25.7%	27.7%
Event related revenue	30.9	32.3	31.2
NASCAR broadcasting revenue	39.3	36.7	35.6
Other operating revenue	6.1	5.3	5.5
Total revenues	100.0	100.0	100.0
Expenses and other:
Direct expense of events	20.7	21.0	20.0
NASCAR purse and sanction fees	25.1	23.8	23.8
Other direct operating expense	3.9	4.0	4.3
General and administrative	18.4	17.7	17.0
Depreciation and amortization	11.3	10.7	10.5
Interest expense, net	8.4	8.3	10.3
Impairment of goodwill and other intangible assets	–	9.6	–
Loss on early debt redemption and refinancing	–	1.5	–
Other income, net	(0.8)	(0.1)	(0.1)
Total expenses and other	87.0	96.5	85.8
Income from continuing operations before income taxes	13.0	3.5	14.2
Income tax provision	(4.5)	(4.6)	(5.1)
Income (loss) from continuing operations	8.5	(1.1)	9.1
Income (loss) from discontinued operation, net of taxes	0.1	(0.2)	(0.2)
Net Income (loss)	8.6%	(1.3)%	8.9%

SEASONALITY, WEATHER AND COMPARISON OF QUARTERLY RESULTS

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, KyS’s annual NASCAR Sprint Cup race date was moved to the second quarter 2012 from the third quarter 2011, one annual NASCAR Sprint Cup race at NHMS was moved to the third quarter 2011 from the second quarter 2010, and one annual NASCAR Sprint Cup race was realigned from a first quarter event at AMS to a third quarter event at KyS in 2011. These realignments significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although we sell a substantial number of tickets in advance of our larger events, poor weather conditions can have a negative effect on our operating results. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. For example, management believes 2012 admissions were negatively impacted by poor weather surrounding NASCAR racing events held at AMS in 2011, which included rescheduling of its NASCAR Sprint Cup race from Sunday to Tuesday. For additional information, see “Risk Factor – Bad weather adversely affects the profitability of our motorsports events and postponement or cancellation of major motorsports events could adversely affect us”.

Speedway Motorsports, Inc. Annual Report on Form 10-K
39

The quarterly information below shows excerpted results from our Quarterly Reports on Form 10-Q filed in the years ended December 31, 2012 and 2011. See “Results of Operations – Racing Events” and “Year Over Year Comparisons of Operating Results” above for additional information on our major NASCAR-sanctioned racing events held in 2012 and 2011. As further described in the Consolidated Financial Statements, we recorded higher gains on disposals of certain property in the fourth quarter 2012 (Note 2), a loss on early debt redemption and refinancing in the first quarter 2011 (Note 6), and an impairment charge on goodwill in the second quarter 2011 (Note 2). As further described in Note 8 to the Consolidated Financial Statements, our lower fourth quarter and full year 2012 effective income tax rates reflect favorable recoveries and settlements with certain taxing authorities and lower effective state income tax rates. Our substantially higher 2011 effective income tax rate is due primarily to reflecting the goodwill impairment charge with no tax benefit, which was partially offset by the positive impact of net decreases in uncertain tax position liabilities of prior years.

Comparability of the fourth quarter information below was also impacted by the following race schedule changes:

•

KyS held one NASCAR Camping World Truck Series racing event in the fourth quarter 2011 that was held in the third quarter 2012, and one IndyCar Series racing event in the fourth quarter 2011 that was not held in 2012

•

LVMS held one NASCAR Camping World Truck Series racing event in the fourth quarter 2011 that was held in the third quarter 2012, and one IndyCar Series racing event in the fourth quarter 2011 that was not held in 2012

Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Also, individual quarterly amounts may not be additive due to rounding.

	2012 (unaudited)					2011 (unaudited)
	(dollars in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$84,802	$181,023	$142,256	$82,079	$490,160	$86,675	$153,079	$176,954	$89,137	$505,845
Total expenses and other	84,983	135,543	126,209	79,740	426,475	92,632	167,394	137,048	90,851	487,925
Impairment of goodwill	–	–	–	–	–	–	48,609	–	–	48,609
Loss on early debt redemption and refinancing	–	–	–	–	–	7,433	23	–	–	7,456
Income (loss) from continuing operations	(118)	26,961	11,045	3,905	41,793	(1,244)	(28,094)	23,903	(126)	(5,561)
Income (loss) from discontinued operation, net of taxes	(28)	(11)	(78)	443	326	(274)	(179)	(158)	(272)	(883)
Net income (loss)	$(146)	$26,950	$10,967	$4,348	$42,119	$(1,518)	$(28,273)	$23,745	$(398)	$(6,444)
Basic earnings (loss) per share:
Continuing operations	$(0.00)	$0.65	$0.27	$0.09	$1.01	$(0.03)	$(0.68)	$0.58	$(0.00)	$(0.14)
Discontinued operation	(0.00)	(0.00)	(0.00)	0.01	0.01	(0.01)	(0.00)	(0.01)	(0.01)	(0.02)
Net income (loss)	$(0.00)	$0.65	$0.26	$0.11	$1.02	$(0.04)	$(0.68)	$0.57	$(0.01)	$(0.16)
Diluted earnings (loss) per share:
Continuing operations	$(0.00)	$0.65	$0.27	$0.09	$1.01	$(0.03)	$(0.68)	$0.58	$(0.00)	$(0.14)
Discontinued operation	(0.00)	(0.00)	(0.00)	0.01	0.01	(0.01)	(0.00)	(0.01)	(0.01)	(0.02)
Net income (loss)	$(0.00)	$0.65	$0.26	$0.10	$1.02	$(0.04)	$(0.68)	$0.57	$(0.01)	$(0.16)
Major NASCAR-sanctioned events	4	8	8	4	24	4	6	9	4	23

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity in 2012 resulted primarily from:

(1)	net cash provided by operations amounting to $122.2 million

(2)	repayment of long-term debt amounting to $53.0 million

Speedway Motorsports, Inc. Annual Report on Form 10-K
40

(3)	payment of quarterly cash dividends amounting to $24.9 million

(4)	repurchases of common stock amounting to $2.6 million

(5)	cash outlays for capital expenditures amounting to $26.8 million

(6)	cash proceeds from sales of property amounting to $3.6 million

All amounts and descriptions of debt arrangements below are based on terms and conditions in effect as of December 31, 2012. The following table does not reflect the first quarter 2013 issuance of additional 2019 Senior Notes and Credit Facility amendment, or the planned second quarter 2013 redemption of our 2016 Senior Notes. As further discussed in Notes 2, 6, 8, and 9 to the Consolidated Financial Statements, we had the following contractual obligations as of December 31, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations(1)
Current liabilities, excluding deferred race event income	$37,469	$37,469	–	–	–
Long-term debt, bank credit facility and senior notes(2)	521,259	17,709	$82,792	$270,758	$150,000
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	2,898	–	–	2,898	–
Interest on fixed rate debt obligations(3)	144,307	34,479	68,583	30,276	10,969
Deferred income taxes	385,736	–	–	–	385,736
Interest on floating rate credit facility debt(3)	4,518	2,395	2,123	–	–
NASCAR purse and sanction fees(4)	125,115	125,115	–	–	–
Operating leases	5,363	1,460	2,014	840	1,049
Total Contractual Cash Obligations	$1,229,259	$218,627	$155,512	$304,772	$550,348

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of credit	$887	$887	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $2.9 million in 2012); (b) income tax liabilities of approximately $1.8 million as of December 31, 2012 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $26.8 million in 2012). As of December 31, 2012, contractual obligations for 2013 capital expenditures were not significant.

(2)

Long-term debt payments reflect our Credit Facility, including minimum required quarterly principal payments of $3.8 million under the Term Loan, and the 2019 Senior Notes and 2016 Senior Notes, as scheduled at December 31, 2012. As of December 31, 2012, the Company had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 6 3/4% Senior Notes due 2019 and the 8 3/4% Senior Notes due 2016 as scheduled at December 31, 2012. Interest payments for the floating rate Credit Facility, including the Term Loan, are estimated based on December 31, 2012 outstanding borrowings of $95.0 million and average interest rates of 2.7% in 2012. Our Credit Facility was previously scheduled to expire in January 2015 and no estimated interest payments beyond that date are reflected (interest payments under the February 2013 amended Credit Facility, which matures February 2018, are not reflected pending possible 2016 Senior Note redemption).

(4)

NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2013. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2013 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

Speedway Motorsports, Inc. Annual Report on Form 10-K
41

LIQUIDITY

As of December 31, 2012, our cash and cash equivalents totaled $106.4 million, outstanding borrowings under the Credit Facility amounted to $95.0 million (all Term Loan borrowings), and outstanding letters of credit amounted to $887,000. At December 31, 2012, we had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit, under the Credit Facility. At December 31, 2012, net deferred tax liabilities totaled $385.0 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any. We may, from time to time, engage in additional financing depending on future growth and financing needs, or redeem, retire or purchase our debt and equity securities depending on liquidity, prevailing market conditions, permissibility under our debt agreements, and other factors as the Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries.

As further described above in “Near-term Operating Factors” and “Business – Industry Overview”, much of our revenue is generated under long-term multi-year contracts, including the existing and new eight-year NASCAR television broadcast agreements and other long-term contracts. Most of our NASCAR Sprint Cup, Nationwide and Camping World Truck Series event sponsorships for the 2013 racing season, and many for years beyond 2013, are already sold. Many of our other sponsorships and corporate marketing contracts are for multiple years. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. While these long-term television broadcasting rights agreements (existing and upcoming) will likely result in annual revenue increases over the contract periods, associated annual increases in purse and sanction fees paid to NASCAR may continue.

We reduced total long-term debt by $53.0 million in 2012 and $58.0 million in 2011 through principal repayment, facilitated in part by various financing transactions. In the first quarter 2013, we issued $100.0 million of additional 6 3/4% Senior Notes and amended our Credit Facility as further described below, and plan to redeem all outstanding $275.0 million of 8 3/4% Senior Notes in the second quarter 2013. Proceeds from the additional offering were used to repay $95.0 million of Credit Facility borrowings, and we plan to use borrowings under the 2013 Credit Facility, including Term Loan borrowings, to fund the planned redemption. The terms and conditions of our debt agreements are further described below and in Notes 6 and 15 to the Consolidated Financial Statements.

Although our 2013 and 2011 financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower than under our Senior Notes, particularly the 8 3/4% Senior Notes. Also, our amended Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure.

Additional 2019 Senior Notes Issued in 2013 – At December 31, 2012, we had 6 3/4% Senior Notes aggregating $150.0 million in outstanding principal issued in May 2011, that mature in February 2019, and with interest payments due semi-annually on February 1 and August 1. In January 2013, we completed a $100.0 million aggregate principal private placement add-on offering to the existing 2019 Senior Notes. These additional notes were issued at 105% of par, and net proceeds after commissions and fees approximated $103.4 million. The proceeds were used to repay $95.0 million of Credit Facility borrowings, representing all facility borrowings then outstanding, and the remainder used for general corporate purposes. We plan to offer to exchange these notes for substantially identical notes registered under the Securities Act in the second quarter 2013. The add-on notes are identical to the existing 2019 Senior Notes with the same interest rate, maturity, covenants, limitations, dividend, stock repurchases and redemption provisions and other terms and conditions, and are governed by the same indenture (hereafter both issuances are referred to as the 2019 Senior Notes).

Speedway Motorsports, Inc. Annual Report on Form 10-K
42

We may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2019 Senior Notes before February 1, 2014 with proceeds from equity offerings at a redemption premium of 106.75% of par. We may also redeem some or all of the 2019 Senior Notes before February 1, 2015 at par plus a “make-whole” premium. In the event of a change of control, we must offer to repurchase the 2019 Senior Notes at 101% of par value.

Amendment of Bank Credit Facility in 2013 – In February 2013, we amended our Credit Facility (the 2013 Credit Facility) which, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility; (ii) provides for a five-year $250.0 million senior secured term loan (the 2013 Term Loan) with a six-month delayed draw period; (iii) matures in February 2018; and (iv) allows us to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100.0 million with certain lender commitment conditions. The 2013 Credit Facility also allows for motor speedway acquisitions and related businesses, allows for annual aggregate payments of dividends and common stock repurchases and other investments, limits annual capital expenditures, and includes negative covenant restrictions, indebtedness guarantees and security pledges generally the same as before amendment.

Revolving loans may be borrowed and repaid from time to time subject to meeting certain conditions on the date borrowed. Interest is based, at our option, upon LIBOR plus 1.25% to 2.00% or the Bank of America’s base rate plus 0.25% to 1.00%. The 2013 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing, with lenders receiving at least a 0.40% fee for six months on any delayed 2013 Term Loan borrowings until initially funded. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12.5 million in a twelve month period assuming an initial draw of $250.0 million).

Early Redemption of 2016 Senior Notes Planned in 2013 – We plan to redeem all outstanding 8 3/4% 2016 Senior Notes in aggregate principal of $275.0 million in the second quarter 2013. The 2016 Senior Notes are scheduled to mature in June 2016, and we can redeem the notes at a redemption premium of 104.375% of par beginning June 1, 2013 and annually declining to par after June 1, 2015. We plan to use borrowings under the 2013 Credit Facility, including Term Loan borrowings, to fund the planned redemption. Also, cash on hand could be used to fund part of the planned redemption, including redemption premium or other transaction costs. Assuming all 2016 Senior Notes are redeemed as of June 1, 2013, we anticipate reflecting a material charge to earnings in the second quarter 2013 for associated redemption premium of $12.0 million, unamortized net deferred loan costs of $2.7 million, unamortized issuance discount of $3.7 million, and settlement payment and transaction costs which presently are undeterminable. At this time, there can be no assurance we will redeem some or all of the 2016 Senior Notes as planned.

Long-term debt as previously scheduled at December 31, 2012 and pro forma reflecting the first quarter 2013 financing transactions (issuance premium for the additional 2019 Notes and planned second quarter 2013 note redemption are not reflected) consist of (in thousands):

	As Previously Scheduled December 31, 2012	Pro forma (Unaudited)
Revolving credit facility	–	–
Credit facility term loan	$95,000	–
2016 Senior Notes	270,758	$270,758
2019 Senior Notes	150,000	250,000
Other notes payable	5,501	5,501
Total	521,259	526,259
Less current maturities	(17,709)	(2,709)
Long-term debt, excluding current maturities	$503,550	$523,550

Speedway Motorsports, Inc. Annual Report on Form 10-K
43

Other General Debt Agreement Terms and Conditions – Our amended Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain ratios of funded debt to EBITDA and EBIT to interest expense. Our Credit Facility, and the Indentures governing the 2016 Senior Notes and the 2019 Senior Notes, among other things, contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, incurring other indebtedness, liens or pledging assets to third parties, mergers, transactions with affiliates, guarantees, investments, redemptions, disposition of property and entering into new lines of business. Our Credit Facility agreement, 2016 Senior Notes Indenture and 2019 Senior Notes Indenture contain cross-default provisions.

We were in compliance with all debt covenants as of December 31, 2012. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.25 to 1.0 for the four fiscal quarters ending September 30, 2013; 2.50 to 1.0 for the four fiscal quarters ending September 30, 2014; and 3.50 to 1.0 for each fiscal quarter thereafter. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors”, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – As previously described above, our stock repurchase program authorizes SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. As of December 31, 2012, we could repurchase up to an additional 244,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that we believe will increase stockholder value. At December 31, 2012, we had various construction projects underway. Similar to prior years, we plan to modernize and expand luxury suites and hospitality areas along certain speedway pit roads and grandstands, and install new billboards and other fan amenities at our speedway facilities. We also plan to continue investing in social media and web application technology to attract and enhance the entertainment experience of our race fans. As of December 31, 2012, contractual obligations for 2013 capital expenditures were not significant.

In 2012, we completed construction of new luxury suites and premium pavilion, hospitality and fan-zone entertainment areas along and close to CMS’s pit road and grandstands. We ground a portion of BMS’s racing surface, and purchased land, constructed a pedestrian tunnel, expanded on-site roads and available parking, and reconfigured traffic patterns and entrances to ease congestion and improve traffic flow at KyS. We continued modernizing and expanding various concessions, luxury suites, camping and hospitality areas, restrooms and other fan amenities at our speedway facilities. We also continued to invest in social media and web application technology to attract and enhance the entertainment experience of race fans.

In 2012, capital expenditures amounted to $26.8 million, representing a sizable reduction compared to $59.3 million in 2011 and $37.2 million in 2010. At this time, aggregate payments for capital expenditures in 2013 are estimated to approximate $20.0 to $30.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under our Credit Facility as needed.

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our various debt agreements, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above in “Liquidity”, our Credit Facility allows

Speedway Motorsports, Inc. Annual Report on Form 10-K
44

aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million each year, increasable up to $75.0 million, subject to maintaining certain financial covenants. The 2016 Senior Notes Indenture and the 2019 Senior Notes Indenture permit dividend payments each year of up to $0.48 per share of common stock, increasable subject to meeting certain financial covenants.

On February 13, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, payable on March 15, 2013 to shareholders of record as of March 1, 2013. This 2013 quarterly cash dividend is being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of December 31, 2012, we had aggregate outstanding letters of credit of $887,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

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

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing events (Note 2)

•	Accounting for NASCAR broadcasting revenue and purse and sanction fees (Note 2)

•	Revenue recognition for marketing agreements (Note 2)

•	Revenue recognition for non-racing event deferred income (Note 2)

•	Revenue recognition for non-event souvenir merchandise and other revenues (Note 2)

•	Interest expense, deferred loan cost amortization and original debt issuance discount (Note 2)

•	Joint venture equity investment, including recoverability and impairment (Note 2)

•	Loss contingencies and financial guarantees (Note 2)

•	Accounting for share-based compensation (Note 11)

•	Fair value of financial instruments (Note 2)

•	Accounting for uncertainties in income taxes (Notes 2 and 8)

•	Accounting for discontinued oil and gas operations (Note 14)

Recoverability of Property and Equipment and Goodwill and Other Intangible Assets – As of December 31, 2012, we had net property and equipment of $1,148.4 million, net other intangible assets of $395.0 million, and goodwill of $138.7 million. As

Speedway Motorsports, Inc. Annual Report on Form 10-K
45

described in Note 2 to the Consolidated Financial Statements, we follow applicable authoritative guidance which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. When events or circumstances indicate possible impairment may have occurred, we evaluate long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities when assessing impairment. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. NASCAR has announced it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. Our annual impairment assessment did not consider the possibility that management may realign one or more other NASCAR Sprint Cup Series racing events among its speedway facilities, which could result in net higher or improved future projected cash flows. While relocation of any Sprint Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations. Various business and other factors associated with recoverability and impairment considerations are also described in our “Risk Factors” above.

We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. The methods and factors used in our annual impairment assessment are further described in Note 2 to the Consolidated Financial Statements, and are not repeated here. Management’s latest annual assessment in the second quarter 2012 indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for two reporting units. As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. However, management’s assessment found the estimated fair values for reporting units KyS and NHMS exceeded their carrying values by a relatively nominal amount with associated risk of failing step one of impairment testing. The aggregate carrying value of goodwill for these two units, both acquired in 2008, is approximately $89.1 million. Estimated fair values for those units exceeded aggregate goodwill carrying values by at least 7% based on projected discounted operating cash flows and profitability. Should these reporting units or their indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. Among other factors, our assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels through modest annual growth rates for periods of approximately eight years depending on the associated projected revenue stream, and strategic amounts of planned capital expenditures. We also assumed increases in contracted NASCAR television broadcasting rights revenues after 2014 that approximate those reflected in the recently negotiated eight-year contract beginning in 2015, as further described in “Business – General Overview and Industry Overview”.

Management’s 2011 annual impairment assessment of goodwill and other intangible assets, based predominately on management’s best estimate of future discounted operating cash flows and profitability for all reporting units, considered the approved realignment of an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in the third quarter 2011. Realignment of the race date from AMS to KyS resulted in no impairment of intangible or other long-lived assets. However, the 2011 assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value except for one reporting unit, NHMS. As such, a non-cash impairment charge of $48.6 million (with no income tax benefit) was reflected in 2011 to reduce goodwill related to NHMS to estimated fair value. We previously reported our 2010 annual evaluation had found the estimated fair value for this reporting unit exceeded carrying values. The 2011 annual evaluation reflected lowered estimated future cash flows principally because of the severity and length of the recession extending beyond our previous forecast, reducing visibility on profitability recovery. The impairment did not pertain to or affect the underlying value of our race date intangibles.

The profitability or success of our future capital projects is subject to numerous factors, conditions and assumptions, some of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. Management believes our operational and cash flow forecasts support its conclusions. Management believes there have since been no events or circumstances which indicate possible impairment, and

Speedway Motorsports, Inc. Annual Report on Form 10-K
46

that no unrecognized impairment of property and equipment and goodwill and other intangible assets exists through or as of December 31, 2012. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets. We have net property and equipment of $1,148.4 million and insignificant net amortizable intangible assets as of December 31, 2012. See Notes 4 and 5 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. As of December 31, 2012, we have nonamortizable intangible assets of $394.9 million and goodwill of $138.7 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected at this time. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. However, because we have a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on our future financial condition or results of operations.

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

Income Taxes – We recognize deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Income taxes are provided using the liability method whereby deferred income tax estimates, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. Management’s accounting for income taxes reflects its assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. We have no undistributed foreign earnings or cash or cash equivalents held outside of the US.

At December 31, 2012, net current deferred tax assets totaled $741,000, and net noncurrent deferred tax liabilities totaled $385.7 million, after reduction for noncurrent deferred tax assets of $24.1 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. As of December 31, 2012, valuation allowances of $65.9 million are provided against deferred tax assets. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

Our effective income tax rate was 34.4% in 2012 compared to 131.0% in 2011. As further described in Note 8 to the Consolidated Financial Statements, our lower 2012 tax rate reflects favorable recoveries and settlements with certain taxing authorities, and lower effective state income tax rates. Our substantially higher 2011 tax rate is due primarily to reflecting the goodwill impairment charge with no tax benefit, which was partially offset by the positive impact of net decreases in uncertain tax

Speedway Motorsports, Inc. Annual Report on Form 10-K
47

position liabilities of prior years. Excluding the non-deductible goodwill impairment charge, the 2011 effective income tax rate would have been 36.1%. Our effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense.

Legal Proceedings and Contingencies – As discussed above in “Legal Proceedings” and Note 10 to the Consolidated Financial Statements, we are involved in various legal matters and intend to continue to defend existing legal actions in fiscal 2012. We use a combination of insurance and self-insurance to manage various risks associated with our speedways, other properties and motorsports events, and other business risks. See our “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters will have a material adverse effect on our future financial position, results of operations or cash flows. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our future financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Speedway Motorsports, Inc. Annual Report on Form 10-K
48

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on our financial instruments and fair value information. A change in interest rates of one percent on our floating rate notes receivable and debt balances outstanding at December 31, 2012 would cause an approximate change in annual interest income of $24,000 and annual interest expense of $950,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

At December 31, 2012, our Credit Facility provided a four-year $100.0 million senior secured revolving credit facility and a $150.0 million secured term loan, and we had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at December 31, 2012 or 2011.

As further discussed in “Liquidity” above, we issued additional 6 3/4% Senior Notes in aggregate principal of $100.0 million and amended our Credit Facility in the first quarter 2013, and plan to redeem all outstanding 8 3/4% Senior Notes in aggregate principal of $275.0 million in the second quarter 2013. Net proceeds from these additional 2019 Senior Notes were used to repay all outstanding Credit Facility borrowings. In February 2013, we amended our Credit Facility which, among other things, now provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $250.0 million senior secured term loan with a six-month delayed draw period and matures in February 2018. We plan to redeem all outstanding 8 3/4% Senior Notes in the second quarter 2013. These 2016 Senior Notes are scheduled to mature in June 2016, and can be redeemed at a premium of 104.375% of par beginning June 1, 2013 and annually declining to par after June 1, 2015. We plan to use primarily borrowings under the 2013 Credit Facility (all variable rate), including Term Loan borrowings, to fund the possible redemption.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2012 and 2011 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2012	2011	2012	2011
Floating rate notes receivable(1)	$2,385	$2,765	$2,385	$2,765	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	95,000	145,000	95,000	145,000	Previously January 2015
6 3/4% Senior Notes	150,000	150,000	159,000	150,750	February 2019
8 3/4% Senior Notes(3)	270,758	269,517	292,875	298,375	June 2016

(1)	Notes receivable bear interest based at 1% over prime.

(2)	The weighted average interest rate on borrowings under the Credit Facility was 2.7% in 2012 and 2.8% in 2011.

(3)	Carrying values at December 31, 2012 and 2011 are reflected net of debt issuance discount of $4.2 million and $5.5 million, respectively.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $887,000 and $892,000, and no equity price risk, as of December 31, 2012 and 2011.

Speedway Motorsports, Inc. Annual Report on Form 10-K
49

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Speedway Motorsports, Inc. Annual Report on Form 10-K
50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 8, 2013

Speedway Motorsports, Inc. Annual Report on Form 10-K
51

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31:	2012	2011
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$106,408	$87,368
Accounts and notes receivable, net	36,382	39,415
Prepaid and refundable income taxes	6,125	12,975
Inventories, net	8,794	8,630
Prepaid expenses	3,552	3,583
Deferred income taxes	741	5,924
Total Current Assets	162,002	157,895
Notes and Other Receivables:
Affiliates	3,681	4,055
Other	1,493	2,057
Other Assets	27,830	29,805
Property and Equipment, Net	1,148,418	1,177,154
Other Intangible Assets, Net	394,972	394,960
Goodwill	138,717	138,717
Total	$1,877,113	$1,904,643

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,709	$17,540
Accounts payable	10,887	13,705
Deferred race event and other income, net	58,492	62,658
Accrued interest	6,231	6,260
Accrued expenses and other current liabilities	20,351	21,480
Total Current Liabilities	113,670	121,643
Long-term Debt (Note 15)	503,550	555,017
Payable to Affiliate	2,594	2,594
Deferred Income, Net	9,015	12,713
Deferred Income Taxes	385,736	366,898
Other Liabilities	4,672	4,598
Total Liabilities	1,019,237	1,063,463
Commitments and Contingencies (Notes 2, 6, 7, 8, 10, 11 and 15)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,433,000 in 2012 and 41,452,000 in 2011	453	451
Additional Paid-in Capital	246,978	244,946
Retained Earnings	696,727	679,491
Treasury Stock at cost, shares – 3,830,000 in 2012 and 3,673,000 in 2011	(86,282)	(83,708)
Total Stockholders’ Equity	857,876	841,180
Total	$1,877,113	$1,904,643

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
52

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31:	2012	2011	2010
(In thousands, except per share amounts)
Revenues:
Admissions	$116,034	$130,239	$139,125
Event related revenue	151,562	163,621	156,691
NASCAR broadcasting revenue	192,662	185,394	178,722
Other operating revenue	29,902	26,591	27,705
Total Revenues	490,160	505,845	502,243
Expenses and Other:
Direct expense of events	101,402	106,204	100,843
NASCAR purse and sanction fees	122,950	120,146	120,273
Other direct operating expense	18,908	20,352	21,846
General and administrative	90,407	89,384	85,717
Depreciation and amortization	55,499	54,004	52,762
Interest expense, net (Note 6)	41,217	42,112	52,095
Impairment of goodwill (Note 2)	–	48,609	–
Loss on early debt redemption and refinancing (Note 6)	–	7,456	–
Other income, net	(3,908)	(342)	(2,378)
Total Expenses and Other	426,475	487,925	431,158
Income from Continuing Operations Before Income Taxes	63,685	17,920	71,085
Provision For Income Taxes	(21,892)	(23,481)	(25,822)
Income (Loss) from Continuing Operations	41,793	(5,561)	45,263
Income (Loss) from Discontinued Operation, Net of Taxes	326	(883)	(782)
Net Income (Loss) (Note 1)	$42,119	$(6,444)	$44,481
Basic Earnings (Loss) Per Share:
Continuing Operations	$1.01	$(0.14)	$1.08
Discontinued Operation	0.01	(0.02)	(0.02)
Net Income (Loss)	$1.02	$(0.16)	$1.06
Weighted Average Shares Outstanding	41,431	41,524	41,927
Diluted Earnings (Loss) Per Share:
Continuing Operations	$1.01	$(0.14)	$1.08
Discontinued Operation	0.01	(0.02)	(0.02)
Net Income (Loss)	$1.02	$(0.16)	$1.06
Weighted Average Shares Outstanding	41,437	41,524	41,928

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
53

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (NOTE 1)

Years Ended December 31, 2012, 2011 and 2010	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
(In thousands)
Balance, January 1, 2010	42,266	$449	$241,379	$674,851	$(64)	$(68,402)	$848,213
Net income	–	–	–	44,481	–	–	44,481
Change in net unrealized loss on marketable equity securities, net of tax (Note 1)	–	–	–	–	(8)	–	(8)
Share-based compensation	98	1	1,753	–	–	–	1,754
Cash dividends of $0.40 per share of common stock	–	–	–	(16,774)	–	–	(16,774)
Repurchases of common stock at cost	(743)	–	–	–	–	(11,429)	(11,429)
Balance, December 31, 2010	41,621	450	243,132	702,558	(72)	(79,831)	866,237
Net loss	–	–	–	(6,444)	–	–	(6,444)
Reduction for loss realization on marketable equity securities, net of tax (Note 1)	–	–	–	–	72	–	72
Share-based compensation	106	1	1,814	–	–	–	1,815
Cash dividends of $0.40 per share of common stock	–	–	–	(16,623)	–	–	(16,623)
Repurchases of common stock at cost	(275)	–	–	–	–	(3,877)	(3,877)
Balance, December 31, 2011	41,452	451	244,946	679,491	–	(83,708)	841,180
Net income	–	–	–	42,119	–	–	42,119
Share-based compensation	138	2	2,032	–	–	–	2,034
Cash dividends of $0.60 per share of common stock	–	–	–	(24,883)	–	–	(24,883)
Repurchases of common stock at cost	(157)	–	–	–	–	(2,574)	(2,574)
Balance, December 31, 2012	41,433	$453	$246,978	$696,727	$–	$(86,282)	$857,876

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
54

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31:	2012	2011	2010
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$42,119	$(6,444)	$44,481
Loss from discontinued operation, net of tax	(326)	883	782
Cash provided (used) by operating activities of discontinued operation	326	1,267	(3,845)
Adjustments to reconcile income or loss from continuing operations to net cash provided by operating activities:
Impairment of goodwill	–	48,609	–
Loss on early debt redemption and refinancing, non-cash	–	2,816	–
(Gain) loss on disposals of property and equipment and other assets	(3,145)	155	(2,304)
Deferred loan cost amortization	2,525	2,499	3,584
Interest expense accretion of debt discount	1,702	1,860	1,527
Depreciation and amortization	55,499	54,004	52,762
Amortization of deferred income	(5,772)	(2,692)	(1,534)
Deferred income tax provision	24,119	27,248	24,168
Share-based compensation	1,936	1,885	1,979
Changes in operating assets and liabilities:
Accounts and notes receivable	3,066	1,802	(1,770)
Prepaid, refundable and accrued income taxes	6,850	(1,544)	3,902
Inventories	(164)	752	1,842
Prepaid expenses	31	331	(356)
Accounts payable	(1,227)	2,413	(1,789)
Deferred race event and other income	(4,685)	(5,618)	(11,482)
Accrued interest	(29)	2,395	(71)
Accrued expenses and other liabilities	(1,419)	1,771	(1,716)
Deferred income	733	4,113	389
Other assets and liabilities	73	(4,223)	(3,935)
Net Cash Provided By Operating Activities	122,212	134,282	106,614
Cash Flows from Financing Activities:
Borrowings under long-term debt	–	330,000	–
Principal payments on long-term debt	(53,000)	(388,000)	(51,505)
Payments of debt issuance and loan amendment costs	–	(6,707)	(88)
Dividend payments on common stock	(24,883)	(16,623)	(16,774)
Repurchases of common stock	(2,574)	(3,877)	(11,429)
Net Cash Used By Financing Activities	(80,457)	(85,207)	(79,796)
Cash Flows from Investing Activities:
Payments for capital expenditures	(26,787)	(59,321)	(37,218)
(Payment for) proceeds from other non-current assets	(30)	–	1,500
Proceeds from:
Sales of property and equipment	3,571	1,336	2,755
Distributions of short-term investments	–	975	–
Repayment of notes and other receivables	531	3,103	694
Net Cash Used By Investing Activities	(22,715)	(53,907)	(32,269)
Net Increase (Decrease) In Cash and Cash Equivalents	19,040	(4,832)	(5,451)
Cash and Cash Equivalents at Beginning of Year	87,368	92,200	97,651
Cash and Cash Equivalents at End of Year	$106,408	$87,368	$92,200
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$41,610	$40,019	$52,584
Cash paid for income taxes	2,856	2,475	1,616
Supplemental Non-cash Investing and Financing Activities Information:
(Decrease) increase in accounts payable for capital expenditures	(1,591)	(2,890)	4,443
Increase in deferred income for exchange of property and equipment	1,247	5,960	–
Net liabilities assumed for Kentucky Speedway acquisition	–	–	6,313

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
55

SPEEDWAY MOTORSPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC (Sonoma Raceway or SR) (formerly known as Infineon Raceway), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (Legend Cars) (formerly known as 600 Racing), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entity (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value.

Description of Business – The Company is a promoter, marketer and sponsor of motorsports activities in the United States. The Company principally owns and operates the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway, and Texas Motor Speedway. The Company also provides event and non-event souvenir merchandising and distribution services, and food, beverage and hospitality catering services under an outside management contract (see Note 2), through our SMI Properties subsidiaries; provides radio programming, production and distribution through PRN and RCU; manufactures and distributes smaller-scale, modified racing cars and parts through Legend Cars, and sells an environmentally-friendly micro-lubricant® through Oil-Chem. The Company also provides souvenir merchandising services through its Motorsports Authentics joint venture (see Note 2).

Racing Events – As further described in Note 2, the Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. In 2012, the Company held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. The Company also held eight NASCAR Camping World Truck Series racing events, four NASCAR K&N Pro Series racing events, four NASCAR Whelen Modified Tour, two IndyCar Series racing events, six major National Hot Rod Association racing events, and three World of Outlaws racing events. In 2011, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, nine NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, five NASCAR Whelen Modified Tour, five IndyCar Series, six major NHRA, and three WOO racing events. In 2010, the Company held 23 major racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series, eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, five NASCAR Whelen Modified Tour, three IndyCar Series, six major NHRA, and three WOO racing events.

The more significant racing schedule changes during the last three years include:

•	KyS held one realigned NASCAR Sprint Cup Series racing event in 2012 and 2011 that was held at AMS in 2010

•	In 2011, one NASCAR Sprint Cup Series racing event at AMS was postponed and rescheduled due to poor weather

•	LVMS held one IndyCar Series racing event in 2011 that was not held in 2012 or 2010

•	In 2010, one NASCAR Sprint Cup and one Nationwide Series racing event at TMS were postponed and rescheduled due to poor weather

•	KyS held one NASCAR Nationwide Series racing event in 2012 that was not held in 2011 or 2010, and one IndyCar Series racing event in 2011 and 2010 that was not held in 2012

•	NHMS held one NASCAR Camping World Truck Series event in 2011 and 2010 that was not held in 2012, and one IndyCar Series racing event in 2011 that was not held in 2012 or 2010

Speedway Motorsports, Inc. Annual Report on Form 10-K
56

Comprehensive Income or Loss Presentation – The Company has no accumulated other comprehensive income or loss at December 31, 2012 or 2011, and no components of other comprehensive income or loss separate from net income or loss, that require presentation either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Prior to 2012 adoption of Accounting Standards Update No 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, the Company’s Consolidated Statement of Stockholder’s Equity had reflected a 2010 increase in net unrealized loss on marketable equity securities of $8,000 net of tax, and in 2011 recognized losses of $72,000 net of tax for management’s assessment that the declines in fair value of these securities was other than temporary. There were no remaining unrealized gains or losses, accumulated other comprehensive income or loss, or other items of comprehensive income or loss. Management believes those 2010 and 2011 transactions are insignificant for separate presentation in the current period and under Accounting Standards Update No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.

Discontinued Oil and Gas Activities (Note 14) – In 2008, the Company discontinued its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. Those operations are presented herein as discontinued operations and all note disclosures pertain to continuing operations unless otherwise indicated.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Recognition – The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorships and naming rights fees (expired in 2012), luxury suite rentals, souvenir sales, commissions from food and beverage sales, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes non-event merchandising revenues and Legend Cars and parts sales, The Speedway Club at CMS and The Speedway Club at TMS (together the “Speedway Clubs”) revenues, Oil-Chem revenues, TMS oil and gas mineral rights lease revenues, and industrial park and office tower rentals.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, outside event support services, cost of driving school revenues, and event settlement payments to non-NASCAR sanctioning bodies. “NASCAR purse and sanction fees” includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of certain SMI Properties and subsidiaries, Legend Cars, Speedway Clubs, Oil-Chem, and industrial park and office tower rental revenues.

Event Revenues and Deferred Race Event Income, Net – The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Event souvenir merchandise sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses can include race purses and sanction fees remitted to or retained by NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements. Advance revenues, and certain related direct expenses, if any, for track rentals, driv-

Speedway Motorsports, Inc. Annual Report on Form 10-K
57

ing schools and similar activities are deferred and recognized when the activities take place. Management believes its revenue recognition policies follow applicable authoritative guidance. Sales of gift cards for tickets, merchandise or other redemption use have not been significant.

NASCAR Broadcasting Revenues and NASCAR Purse and Sanction Fees – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR-sanctioned Sprint Cup, Nationwide and Camping World Truck Series racing events. The Company receives television broadcasting revenues under annual contractual sanction agreements for each NASCAR-sanctioned race. The Company negotiates its sanction fees for individual races with NASCAR on an annual basis. Under the sanction agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. NASCAR also retains 25% of gross broadcasting revenues for purses awarded to race participants for each race. The remainder represents additional annually negotiated purse and sanction fees paid to NASCAR by the Company for each race. These amounts retained by and paid to NASCAR are reflected in NASCAR purse and sanction fee expense.

Marketing Agreements – The Company has various marketing agreements for sponsorships, on-site advertising, hospitality and other promotional activities. Sponsorships generally consist of event, official, exclusive and facility naming rights agreements when in place. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. Marketing agreements that are not event specific typically contain stated fiscal year periods. The Company receives payments based on contracted terms. Marketing customers and agreement terms change from time to time. The Company recognizes contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. The Company’s marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or on-site advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on the relative fair or retail value of the respective multiple elements as such events or activities are conducted each year in accordance with the respective agreement terms.

Certain marketing agreements contain elements of purchased property and equipment exchanged for multi-year marketing and other promotional activities at one or more of our facilities. The associated assets and deferred revenue are initially recorded based on their estimated fair or retail values, with assets then depreciated over estimated useful lives and deferred revenue recognized into income on a straight-line basis as events are conducted each year in accordance with the respective agreement terms. Deferred revenue recognizable in each upcoming fiscal year is reflected as current liabilities in deferred race event and other income.

The Company had one facility naming rights agreement that renamed Sears Point Raceway as Infineon Raceway, which expired in 2012. This naming rights agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue received by the Company under this agreement individually was not material. The facility has been renamed Sonoma Raceway, and associated costs were not significant.

Long-Term Food and Beverage Management Contract – Levy Premium Foodservice Limited Partnership, wholly-owned by Compass Group USA, Inc. (Levy), has exclusive rights to provide on-site food, beverage and hospitality catering services for essentially all Company speedway events and operations under a long-term food and beverage management contract. The contract commenced in 2002 and has been renewed for an additional ten-year period through 2021. The long-term agreement provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s commission-based net revenues associated with activities provided by Levy are reported in event related revenue and, to a lesser extent, other operating revenue depending on the venue.

Non-Event Souvenir Merchandise and Other Revenues – The Company recognizes revenue when products are shipped, title transfers to customers, right of return or cancellation provisions expire, sales prices are final and collection is probable. For products sold on consignment through various promotional activities, revenues are recognized upon product shipment by promoters to customers, or purchase by reseller customers, and expiration of any right of return or cancellation provisions. Product sold on consignment with right of return or cancellation provisions has not been significant.

Joint Venture Equity Investment – The Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA). MA’s operations consist

Speedway Motorsports, Inc. Annual Report on Form 10-K
58

principally of trackside and, to a lesser extent, wholesale and retail event souvenir merchandising as licensed and regulated under NASCAR Teams Licensing Trust (NASCAR Trust) agreements. From time to time, MA operations may also include fulfillment and warehousing services for certain NASCAR Trust designated distributors. The NASCAR Trust has the ability to significantly influence MA’s future operations and results.

In 2010, MA was facing continuing significant operating challenges including, among other factors, failed efforts to renegotiate its license agreements with essentially all significant licensors of NASCAR merchandising on terms that would allow MA reasonable future opportunities to operate profitably. In July 2010, the NASCAR Trust was formed, including a Board of Directors comprised of representatives from NASCAR and participating NASCAR Teams. Prior to the NASCAR Trust formation, MA had license agreements with many of the top NASCAR teams and drivers. The new NASCAR Trust substantially restructured the NASCAR souvenir merchandising and licensing business, and now represents four key product categories (die-cast, toys, apparel and trackside retail rights) and grants the rights of any NASCAR driver or team that participates in these licensing categories. Concurrent with formation of the NASCAR Trust, MA was released from then existing and future unearned guaranteed minimum royalties payable and earned future royalties payable to all NASCAR team licensors, except for one significant licensor.

The equity method is used to account for this joint venture as the Company has significant influence and equity ownership of 50%. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results. The Company reflects its 50% share of MA’s net income or loss based on their most recent annual audited financial statements in “equity investee earnings or losses” for its fiscal year ended December 31 using the equity method as further described below. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee earnings and losses included in the Company’s retained earnings was approximately $133,974,000 at both December 31, 2012 and 2011. There were no significant differences in investor cost and underlying equity in the net assets of MA at acquisition.

MA Operating Results and Investment Impairment. MA results for each of the three years ended 2012 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, and increased competition for products sold under non-exclusive MA licenses. Also, MA’s 2012 results reflect gains from property and equipment sales, certain favorable settlements and recoveries and minimal positive net cash flows from operations, and 2010 income results primarily from the accounting reversal of previously contracted accrued and unpaid royalties upon formation of the NASCAR Trust and certain favorable settlements.

The carrying value of the Company’s equity investment in MA was reduced to $0 as of December 31, 2009 from sizable 2009 (and 2007) impairment charges and MA’s historical operating results. Because of continuing uncertainty about MA’s ability to achieve sustained profitability, management believes MA’s estimated fair value remains $0 under applicable authoritative impairment evaluation guidance. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s 2012, 2011 and 2010 results were not impacted by MA’s operations under the equity method, and no income tax benefits were recognized. These MA results, where recognized under the equity method, are included in the Company’s “motorsports event related” reporting segment (see Note 13). Prior to December 31, 2012, SMI and ISC had contingently guaranteed an MA obligation associated with one NASCAR team licensor of MA. The Company’s contingent guarantee, which approximated $1.2 million at December 31, 2011, was eliminated through scheduled MA payments in December 2012.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
59

MA is not considered significant for the three year periods ended 2012 under applicable SEC rules and the reports of the auditors on their financial statements for those periods are not included in this filing. The following table presents summarized financial information for MA as of November 30, 2012 and 2011 and for the three years ended November 30, 2012 (coinciding with MA’s fiscal years) (in thousands):

	2012	2011	2010
Current assets	$13,195	$13,887	–
Noncurrent assets	469	506	–
Current liabilities	6,733	6,963	–
Noncurrent liabilities	1,819	4,065	–
Net sales	34,041	34,788	$75,143
Gross profit	18,921	19,056	28,971
Income (loss) income from continuing operations	1,747	(1,019)	2,800
Net income (loss)	1,747	(1,019)	2,800

Revenue Composition (Note 13) – The Company’s revenues are comprised of the following (in thousands):

	2012	2011	2010
Admissions	$116,034	$130,239	$139,125
NASCAR broadcasting	192,662	185,394	178,722
Sponsorships	57,633	63,378	63,062
Other event related	81,019	85,256	80,882
Souvenir and other merchandise	31,634	33,677	32,930
Other	11,178	7,901	7,522
Total revenue	$490,160	$505,845	$502,243

Revenues described as “other event related” consist principally of commissions from food, beverage and souvenir sales, luxury suite rentals, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Souvenir and other merchandise revenue” consists of SMI Properties and SMI Trackside sales of owned souvenir merchandise during racing and non-racing events and in speedway gift shops (motorsports event related merchandise), certain SMI Properties sales of racing and other sports related souvenir merchandise and Legend Cars operations (non-event motorsports related merchandise), and Oil-Chem product sales (non-motorsports related merchandise). “Other revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, Legend Cars as the sanctioning body for Legend Cars circuit races, and TMS oil and gas mineral rights lease revenues.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires extensive use of management estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at financial statement dates, and reported amounts of revenues and expenses. Actual future results could differ from those estimates. Such significant estimates include (i) recoverability of property and equipment, goodwill and other intangible assets, and equity investments in associated entities, (ii) depreciable lives for property and equipment and amortization periods for intangible assets, (iii) accounting for income taxes, (iv) realization of receivables and inventories, (v) accruals for uninsured business risks, litigation, and other contingencies, and (vi) disclosures of stock-based compensation.

Cash and Cash Equivalents – The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of variable rate, overnight sweep accounts of commercial paper, repurchase agreements, municipal bond and United States Treasury securities.

Speedway Motorsports, Inc. Annual Report on Form 10-K
60

Accounts and Notes Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2012	2011	2010
Balance, beginning of year	$1,345	$1,588	$1,753
Bad debt expense	189	276	141
Actual write-offs, net of specific accounts recovered	(264)	(519)	(306)
Balance, end of year	$1,270	$1,345	$1,588

Other Noncurrent Assets as of December 31, 2012 and 2011 consist of (in thousands):

	2012	2011
Deferred financing costs, net	$8,613	$10,884
Land held for development	12,265	12,265
Other	6,952	6,656
Total	$27,830	$29,805

Noncurrent assets are generally reported at cost except for cash surrender values of life insurance policies which are reported at fair value. Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2012, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

Deferred Financing Costs are amortized into interest expense over the associated debt terms of four to eight years (or remaining terms for loan amendment costs), and are reported net of accumulated amortization of $8,021,000 and $5,460,000 at December 31, 2012 and 2011. See Note 6 for information on a 2011 charge associated with certain previously deferred financing costs.

Original Debt Issuance Discount or Premium is amortized into interest expense over the associated debt terms using the effective interest method.

Land Held For Development represents property adjacent to a regional outlet mall in the Charlotte metropolitan area which management plans to develop and market or possibly sell in suitable market conditions.

Property and Equipment (Note 4) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements pertain primarily to industrial park, office and warehouse facilities, and are amortized using the straight-line method over the lesser of associated lease terms or estimated useful lives. Constructed assets, including construction in progress, include all direct costs and capitalized interest until placed into service. Expenditures for repairs and maintenance are charged to expense when incurred, unless useful asset lives are extended or assets improved. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities when assessing impairment. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. Also, assets are classified as held for sale when management determines that sale is probable within one year. Management believes no impairment of long-lived assets used in continuing operations exists at December 31, 2012.

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

Goodwill and Other Intangible Assets (Note 5) represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with the Company’s motorsports related activities and reporting units. Intangible assets consist

Speedway Motorsports, Inc. Annual Report on Form 10-K
61

predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements and, to a lesser extent, goodwill associated with event related motorsports merchandising. Acquired intangible assets are valued using the direct value method. The Company’s race event sanctioning and renewal agreements for each NASCAR-sanctioned racing event are awarded annually. The Company has evaluated each of its intangible assets for these agreements and determined that each will extend into the foreseeable future. The Company has never been unable to renew these race date agreements for any subsequent year and no such agreement has ever been cancelled. Based on these and other factors, such race date agreements are expected to be awarded to the Company in perpetuity. As such, these nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. No direct costs for agreement renewal or extension have been incurred or capitalized. However, we are obligated to conduct events in the manner stipulated under the terms and conditions of the annual sanctioning agreements.

Annual Impairment Assessment. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. The impairment evaluation, as further described below, was based predominately on management’s best estimate of future discounted operating cash flows and profitability for all individual reporting units. Management’s latest annual assessment in the second quarter 2012 indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value. As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. Management believes the Company’s operational and cash flow forecasts support its conclusions. Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is not an indicator of impairment. There have since been no events or circumstances which indicate possible unrecognized impairment as of December 31, 2012.

Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. The Company follows applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, nonamortization of goodwill and requires testing of intangible assets with indefinite useful lives for possible impairment at least annually. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary a separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment.

The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets (using the fair value assessment provisions of applicable authoritative guidance), supported by quoted market prices or comparable transactions where available or applicable. Management considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements based on recent and historical sales transactions (the Company presently has agreements to annually conduct thirteen NASCAR Sprint Cup, eleven NASCAR Nationwide, and eight NASCAR Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers. Weighting of evaluation results was not required as none of the methods, individually or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. The inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. The Company believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value.

2011 Impairment of Goodwill. Management’s 2011 annual impairment assessment of goodwill and other intangible assets, based predominately on management’s best estimate of future discounted operating cash flows and profitability for all reporting units, considered the approved realignment of an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in the third quarter 2011. Realignment of the race date from AMS to KyS resulted in no impairment of intangible or other long-lived assets. However, the evaluation indicated the carrying values for NHMS exceeded estimated fair value. As such, a non-cash

Speedway Motorsports, Inc. Annual Report on Form 10-K
62

impairment charge of $48,609,000 (with no income tax benefit) was reflected in 2011 to reduce goodwill related to NHMS to estimated fair value. The Company previously reported its 2010 annual evaluation had found the estimated fair value for this reporting unit exceeded carrying values. The 2011 annual evaluation reflected lowered estimated future cash flows principally because of the severity and length of the recession extending beyond the Company’s previous forecast, reducing visibility on profitability recovery. The goodwill originated upon recording deferred tax liabilities associated with race date intangibles of $127.4 million established under purchase method accounting rules over and above NHMS’s net cash purchase price of $330.1 million paid in 2008. Those accounting rules required establishing such deferred tax liabilities assuming the Company would ultimately sell NHMS assets, and not stock, for tax reporting purposes. Those accounting rules prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely and that no sale is being contemplated. The impairment does not pertain to or affect the underlying value of the Company’s race date intangibles. The 2011 charge and associated operations are included in the Company’s “motorsports event related” reporting segment (see Note 13).

Deferred Income, Net (noncurrent) as of December 31, 2012 and 2011 consists of (in thousands):

	2012	2011
Preferred Seat License fees, net	$4,076	$4,814
Multi-year marketing and other arrangements, and deferred membership income	4,939	4,957
TMS oil and gas mineral rights lease receipts	–	2,942
Total	$9,015	$12,713

Preferred Seat License Fees, Net. KyS and TMS offer Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket and are transferable once each year subject to certain terms and conditions. Also, licensees are not entitled to refunds for postponement or cancellation of events due to weather or certain other conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of those facilities or recognized upon license agreement termination.

Deferred Speedway Club Membership Income. The CMS and TMS Speedway Clubs sell memberships that entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years.

TMS Oil and Gas Mineral Rights Lease Receipts. TMS, in conjunction with the Fort Worth Sports Authority, has a two-year oil and gas mineral rights lease agreement expiring December 2013 which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS should extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 is being accreted into other operating revenue over the two-year agreement term on a straight-line basis. Amounts recognized in 2012 were $3,210,000 and in 2011 were not significant. Deferred revenue recognizable in the upcoming fiscal year is reflected as current liabilities in deferred race event and other income. Through a combination of this lease and other agreements, including a joint exploration agreement, with the Fort Worth Sports Authority, if and when oil and gas extraction commences or upon meeting certain price levels, this lease agreement can be extended and TMS entitled to stipulated stand-alone and shared royalties.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $18,644,000 in 2012, $18,438,000 in 2011 and $18,790,000 in 2010. There were no deferred direct-response advertising costs at December 31, 2012 or 2011.

Operating Leases – The Company has various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice, although certain operating equipment leases include multi-year terms. Rent expense for operating

Speedway Motorsports, Inc. Annual Report on Form 10-K
63

leases amounted to $6,124,000 in 2012, $5,999,000 in 2011 and $5,132,000 in 2010. Various office and warehouse facilities leased from an affiliate (see Note 9) are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. The Company leases various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases, excluding the TMS oil and gas mineral rights lease receipts discussed above, amounted to $4,482,000 in 2012, $4,275,000 in 2011 and $3,997,000 in 2010.

Future annual minimum lease payments (where initial terms are one year or more and assuming renewal through contracted periods), and contracted future annual minimum lease revenues, under operating leases at December 31, 2012 are as follows (in thousands):

	Lease Payments	Lease Revenues
2013	$1,460	$4,013
2014	1,334	3,398
2015	680	2,508
2016	413	1,707
2017	427	1,210
Thereafter	1,049	964
Total	$5,363	$13,800

Other Income, Net consists of (in thousands):

	2012	2011	2010
(Gain) loss associated with property sales and other assets	$(3,152)	$109	$(2,432)
Net loss on abandonment and disposals of property and equipment	7	46	128
Other	(763)	(497)	(74)
Total	$(3,908)	$(342)	$(2,378)

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
64

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis amounted to $5,721,000 in 2012, $6,498,000 in 2011 and $7,940,000 in 2010.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of December 31, 2012 and 2011 (in thousands):

			December 31, 2012		December 31, 2011
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$106,408	$106,408	$87,368	$87,368
Floating rate notes receivable	2	NR	2,385	2,385	2,765	2,765
Cash surrender values	2	NR	4,621	4,621	4,319	4,319

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	95,000	95,000	145,000	145,000
6 3/4% Senior Notes Payable due 2019	1	NR	150,000	159,000	150,000	150,750
8 3/4% Senior Notes payable due 2016 (Note 15)	1	NR	270,758	292,875	269,517	298,375
Other long-term debt	2	NR	5,501	5,501	8,040	8,040

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
65

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

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30 “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”. Under this Update, entities have an option not to calculate annually the fair value of an indefinite-lived intangible asset if it determines that it is not more likely than not the asset is impaired. This Update permits entities to assess qualitative factors when testing indefinite-lived intangible assets for impairment results similar to the goodwill impairment testing guidance in Update 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. If, after assessing the totality of events and circumstances, an entity concludes it is not more likely than not that the indefinite-lived intangible asset is impaired, no further action is required. However, if an entity concludes otherwise, it is required to determine fair value of the intangible asset and perform quantitative impairment testing by comparing fair value with the carrying amount in accordance with Subtopic 350-30. Entities also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Entities should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the intangible asset is impaired, and should refer to examples in paragraph 350-30-35-18B(a) through (f) for guidance about the types of events and circumstances to consider in evaluating possible impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company is currently assessing the impact, if any, adoption may have on its future impairment assessments.

The FASB issued Accounting Standards Update No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to report the effects of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if amounts being reclassified are required under US generally accepted accounting principles (GAAP) to be reclassified in entirety to net income. For other than such amounts, entities are required to cross-reference other disclosures required under US GAAP that provide additional information about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012, and entities are required to comply with this Update for all reporting periods presented, including interim periods. Early adoption is permitted. The Company is currently assessing the impact, if any, adoption may have on its future financial statement presentation.

3. INVENTORIES

Inventory costs consist of: (i) souvenirs and 5/8-scale and similar small-scale finished vehicles determined on a first-in, first-out basis; and (ii) apparel, micro-lubricant®, and parts and accessories product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2012 and 2011 consist of (in thousands):

	2012	2011
Souvenirs and apparel	$2,599	$2,867
Finished vehicles, parts and accessories	5,591	5,149
Micro-lubricant® and other	604	614
Total	$8,794	$8,630

Speedway Motorsports, Inc. Annual Report on Form 10-K
66

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of provisions summarized as follows (in thousands):

	2012	2011	2010
Balance, beginning of year	$5,765	$5,938	$6,500
Current year provision	216	344	241
Current year sales and write-offs	(1,224)	(517)	(803)
Balance, end of year	$4,757	$5,765	$5,938

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 is summarized as follows (dollars in thousands):

	Estimated Useful Lives	2012	2011
Land and land improvements	5-25	$454,828	$446,200
Racetracks and grandstands	5-45	747,613	738,991
Buildings and luxury suites	5-40	449,105	439,389
Machinery and equipment	3-20	45,147	44,867
Furniture and fixtures	5-20	33,962	33,482
Autos and trucks	3-10	11,811	11,134
Construction in progress		1,578	5,381
Total		1,744,044	1,719,444
Less accumulated depreciation		(595,626)	(542,290)
Net		$1,148,418	$1,177,154

Other Information – Depreciation expense amounted to $55,444,000 in 2012, $53,956,000 in 2011 and $52,697,000 in 2010. As of December 31, 2012, the Company’s contractual obligations for capital expenditures were not significant.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The composition and accounting for intangible assets are further described in Note 2, except for other intangible assets consisting of amortizable event sanctioning and renewal agreements for certain minor annual racing events. As of December 31, 2012 and 2011, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2012			2011			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$394,913	–	$394,913	$394,913	–	$394,913	–
Amortizable race event sanctioning and renewal agreements	100	$(41)	59	70	$(23)	47	5-6
Total	$395,013	$(41)	$394,972	$394,983	$(23)	$394,960

Speedway Motorsports, Inc. Annual Report on Form 10-K
67

Changes in the gross carrying value of other intangible assets and goodwill are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2012	2011	2012	2011
Balance, beginning of year	$394,983	$394,983	$138,717	$187,326
Increase from acquisitions	100	–	–	–
Decrease from impairment charges	–	–	–	(48,609)
Balance, end of year	$395,013	$394,983	$138,717	$138,717

For 2012, the increase in amortizable other intangible assets represents event sanctioning and renewal agreements for certain annual minor racing events to be held for five years commencing in 2012. For 2011, the decrease in goodwill reflects an impairment charge (with no income tax benefit) to reduce goodwill related to NHMS to estimated fair value as further described in Note 2 “2011 Impairment of Goodwill”.

At December 31, 2012, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $57.2 million and $3.3 million, respectively. Amortization expense on other intangible assets amounted to $18,000 in 2012, $12,000 in 2011 and $12,000 in 2010. Estimated annual amortization expense for each of the next five years is not significant.

6. LONG-TERM DEBT

As further described in Note 15, the Company issued additional 2019 Senior Notes and amended its Credit Facility in the first quarter 2013, and plans to redeem all outstanding 2016 Senior Notes in the second quarter 2013. All amounts and descriptions of debt arrangements below are based on terms and conditions in effect as of December 31, 2012 before debt issuance, amendment or redemption in 2013.

Long-term debt as previously scheduled at December 31, 2012 and 2011 consists of (in thousands):

	As Previously Scheduled December 31, 2012	December 31, 2011
Revolving credit facility	–	$10,000
Credit facility term loan	$95,000	135,000
2016 Senior Notes	270,758	269,517
2019 Senior Notes	150,000	150,000
Other notes payable	5,501	8,040
Total	521,259	572,557
Less current maturities	(17,709)	(17,540)
Long-term debt, excluding current maturities	$503,550	$555,017

Annual maturities of long-term debt as previously scheduled at December 31, 2012 are as follows (in thousands):

As Previously Scheduled
2013	$17,709
2014	16,347
2015	66,445
2016	270,758
2017	–
Thereafter	150,000
Total	$521,259

Speedway Motorsports, Inc. Annual Report on Form 10-K
68

2012 Bank Credit Facility – Prior to first quarter 2013 amendment as further discussed in Note 15, the Company’s Credit Facility (the 2012 Credit Facility or Credit Facility): (i) provided for a four-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provided for a four-year $150,000,000 senior secured term loan (the Term Loan); (iii) matured in January 2015; (iv) allowed the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $50,000,000 with certain lender commitment conditions; (v) provided that Credit Facility borrowings must be used solely for refinancing existing indebtedness, working capital and other general corporate needs, capital expenditures and permitted investments; (vi) allowed the acquisition of additional motor speedways and related businesses subject to specified limitations; (vii) permitted other investments not specifically referenced of up to $5,000,000 each year with unrestricted subsidiaries; (viii) allowed annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (ix) limited annual capital expenditures to $75,000,000. The Term Loan required quarterly principal payments of at least $3,750,000. The Credit Facility was previously amended in January 2011, the terms of which are reflected herein.

In 2012, the Company repaid $50,000,000 of Credit Facility borrowings, including Term Loan borrowings of $40,000,000. In 2011, the Company borrowed $30,000,000 under the revolving credit facility and $150,000,000 under the Term Loan to fund the tender offer and early redemption of the senior subordinated notes further described below, and repaid $40,000,000 of revolving credit facility and $15,000,000 of Term Loan borrowings. The Company repaid borrowings of $50,000,000 in 2010. At December 31, 2012, outstanding letters of credit amounted to $887,000.

Interest was based, at the Company’s option, upon LIBOR plus 1.75% to 2.75% or the greater of Bank of America’s prime rate, Federal Funds rate plus 0.5% or LIBOR plus 1.0%, plus 0.75% to 1.75%. The Credit Facility also contained a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee were adjustable periodically based upon certain consolidated total leverage ratios. Prior to the January 2011 Credit Facility amendment, interest was based at the Company’s option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America’s prime rate, the Federal Funds rate plus 0.5% or the Eurodollar rate plus 1.0%, plus 1.5% to 2.75%. The Credit Facility contained a number of affirmative and negative financial covenants, including requirements that the Company maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings before interest and taxes (EBIT) to interest expense, and minimum net worth. Credit Facility indebtedness was secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

2016 Senior Notes – As further discussed in Note 15, the Company plans to fully redeem the following notes in the second quarter 2013. In 2009, the Company completed a private placement, and subsequent exchange offer for substantially identical notes registered under the Securities Act, of 8 3/4% senior notes (the 2016 Senior Notes) in aggregate principal amount of $275,000,000. These 2016 Senior Notes were issued at 96.8% of par. As of December 31, 2012 and December 31, 2011, the 2016 Senior Notes carrying value of $270,758,000 and $269,517,000 is reported net of unamortized issuance discount of $4,242,000 and $5,483,000, respectively. The 2016 Senior Notes are scheduled to mature in 2016, with interest payments due semi-annually on June 1 and December 1. The 2016 Senior Notes Indenture permits annual dividend payments of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants. The Company can redeem some or all of the 2016 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in the twelve month periods beginning June 1, 2013 to par after June 1, 2015.

2019 Senior Notes – In February 2011, the Company completed a private placement of new 6 3/4% Senior Notes in aggregate principal amount of $150,000,000 (the 2019 Senior Notes). These 2019 Senior Notes were issued at par value, and net proceeds after commissions and fees approximated $147,075,000. Net offering proceeds, along with new Term Loan borrowings of $150,000,000 under the Credit Facility and cash on hand, were used to redeem and retire all tendered outstanding senior subordinated notes as further discussed below. The Company completed an exchange offer for substantially identical notes registered under the Securities Act in May 2011. As further discussed in Note 15, the Company issued additional 2019 Senior Notes in aggregate principal amount of $100,000,000 in the first quarter 2013, the proceeds of which were used to repay Credit Facility borrowings.

The 2019 Senior Notes mature in February 2019, and interest payments are due semi-annually on February 1 and August 1. The Company may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375%

Speedway Motorsports, Inc. Annual Report on Form 10-K
69

of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2019 Senior Notes before February 1, 2014 with proceeds from certain equity offerings at a redemption premium of 106.75% of par. The Company may also redeem some or all of the 2019 Senior Notes before February 1, 2015 at par plus a “make-whole” premium. In the event of a change of control, the Company must offer to repurchase the 2019 Senior Notes at 101% of par value. The Indenture governing the 2019 Senior Notes permits dividend payments each year of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants.

Other General Terms and Conditions – The existing Credit Facility, 2016 Senior Notes and 2019 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The 2016 Senior Notes and the 2019 Senior Notes are unsecured and rank equally in right of payment with all other Company existing and future unsecured senior debt, and are effectively subordinated to all secured debt, including the Credit Facility. The existing Credit Facility agreement, 2016 Senior Notes Indenture and 2019 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of December 31, 2012.

2011 Early Redemption of Senior Subordinated Notes – In the first quarter 2011, the Company completed a tender offer and redeemed $330,000,000 in aggregate principal amount of outstanding 6 3/4% Senior Subordinated Notes (Senior Subordinated Notes) at 101.25% to 101.375% of par, with proceeds from the 2019 Senior Notes issuance, Term Loan borrowings of $150,000,000 and cash on hand. The Senior Subordinated Notes were previously scheduled to mature in September 2013. The 2011 loss on early debt redemption and refinancing represents a charge to earnings for tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $7.5 million, before income taxes of $2.9 million.

Other Notes Payable – Long-term debt includes two non-interest bearing debt obligations associated with the Company’s acquisition of KyS. Each obligation is payable in 60 monthly installments of $125,000. As of December 31, 2012 and 2011, their combined carrying values of $5,501,000 and $8,040,000 reflect discounts of $499,000 and $960,000, respectively, based on effective interest rates of 6% and 7%.

Subsidiary Guarantees – Amounts outstanding under the 2012 Credit Facility, 2016 Senior Notes and 2019 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently non-material). These guarantees are full and unconditional and joint and several, with the 2019 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2012	2011	2010
Gross interest costs	$42,155	$44,700	$53,223
Less capitalized interest costs	(574)	(2,286)	(710)
Interest expense	41,581	42,414	52,513
Interest income	(364)	(302)	(418)
Interest expense, net	$41,217	$42,112	$52,095
Weighted average interest rate on borrowings under bank Credit Facility	2.7%	2.8%	3.9%

Speedway Motorsports, Inc. Annual Report on Form 10-K
70

7. CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2012, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2012 or 2011.

Per Share Data – The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	2012	2011	2010
Income (loss) income from continuing operations applicable to common stockholders and assumed conversions	$41,793	$(5,561)	$45,263
Weighted average common shares outstanding	41,431	41,524	41,927
Dilution effect of assumed conversions, common stock equivalents – stock awards	6	–	1
Weighted average common shares outstanding and assumed conversions	41,437	41,524	41,928
Basic earnings (loss) per share	$1.01	$(0.14)	$1.08
Diluted earnings (loss) per share	$1.01	$(0.14)	$1.08
Anti-dilutive common stock equivalents excluded in computing diluted earnings or loss per share	1,057	1,237	1,469

Declaration of Cash Dividends – The Company’s Board of Directors approved aggregate dividends on common stock as follows (in thousands except per share amounts):

	2012	2011	2010
Cash dividends paid	$24,883	$16,623	$16,774
Dividends per common share	$0.60	$0.40	$0.40

Quarterly dividends were declared in each period and all declaration, record and payment dates were in the same fiscal periods. See Note 6 for annual limitations on dividend payments under the Company’s debt agreements. On February 13, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 15, 2013 to shareholders of record as of March 1, 2013. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 6), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. The Company repurchased 124,000, 255,000 and 723,000 shares of common stock for $2,039,000 in 2012, $3,597,000 in 2011 and $11,264,000 in 2010, respectively. As of December 31, 2012, the Company could repurchase up to an additional 244,000 shares under the current authorization. As of and through December 31, 2012 and 2011, treasury stock includes 74,000 and 41,000 of common stock shares delivered to the Company in satisfaction of tax withholding obligations of holders of vested restricted shares issued under our equity compensation plans.

Speedway Motorsports, Inc. Annual Report on Form 10-K
71

8. INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2012	2011	2010
Current:
Federal	$(2,247)	$(1,051)	$3,704
State	(47)	(2,743)	(2,055)
	(2,294)	(3,794)	1,649
Deferred:
Federal	24,521	17,612	14,688
State	(335)	9,663	9,485
	24,186	27,275	24,173
Total	$21,892	$23,481	$25,822

The reconciliation of statutory federal and effective income tax rates is as follows:

	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	(0.2)	16.8	4.3
Non-deductible impairment of goodwill	–	94.9	–
Change in valuation allowances, primarily related to losses on equity investees	(0.1)	2.4	0.2
Change in uncertain tax positions, including income tax liabilities for settlements with taxing authorities	0.1	(12.6)	(2.5)
Other, net	(0.4)	(5.5)	(0.7)
Total	34.4%	131.0%	36.3%

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2012	2011
Deferred tax liabilities:
Property and equipment	$260,458	$251,369
Goodwill and other intangible assets	144,814	141,677
Expenses deducted for tax purposes and other	3,863	3,536
Subtotal	409,135	396,582
Deferred tax assets:
Income previously recognized for tax purposes	(16,330)	(17,991)
Stock option and other deferred compensation expense	(4,228)	(4,196)
PSL and other deferred income recognized for tax purposes	(1,984)	(2,247)
State and federal net operating loss carryforwards	(3,660)	(13,431)
Basis difference for equity investment and subsidiary	(63,841)	(64,042)
Subtotal	(90,043)	(101,907)
Less: Valuation allowance	65,903	66,299
Net deferred tax assets	(24,140)	(35,608)
Total net deferred tax liabilities	384,995	360,974
Net current deferred tax assets	741	5,924
Net non-current deferred tax liabilities	$385,736	$366,898

Speedway Motorsports, Inc. Annual Report on Form 10-K
72

At December 31, 2012, the Company has approximately $492,000 of federal net operating loss carryforwards expiring in 2023 through 2027, and $79,146,000 of state net operating loss carryforwards expiring in 2013 through 2032. At December 31, 2012 and 2011, valuation allowances of $65,903,000 and $66,299,000 have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not for certain deferred tax assets and state net operating loss carryforwards.

Effective Tax Rate Comparison for 2010 through 2012 – The Company’s effective income tax rate for 2012 was 34.4%, for 2011 was 131.0% and for 2010 was 36.3%. The lower 2012 tax rate reflects favorable recoveries and settlements with certain taxing authorities, and lower effective state income tax rates. The higher 2011 tax rate results primarily from reflecting the goodwill impairment charge (see Note 2) for which no tax benefit is recorded. Excluding the non-deductible goodwill impairment charge, the 2011 effective income tax rate would have been 36.1%. The 2010 effective income tax rate reflects the positive impact of decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of December 31, 2012 and 2011, respectively, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. Interest and penalties recognized on uncertain tax positions amounted to $74,000 in 2012, $270,000 in 2011 and $261,000 in 2010. As of December 30, 2012 and 2011, the Company had $771,000 and $697,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of December 31, 2012, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2012 by the California Franchise Tax Board, and 2009 through 2012 by all other taxing jurisdictions to which the Company is subject. The Internal Revenue Service’s examination of the Company’s 2010 federal income tax return is final with no material adjustments. The Company’s 2011 federal income tax return is under examination by the Internal Revenue Service, which began in March 2013.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three years ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010
Beginning of period	$1,004	$2,879	$5,081
Increases (decreases) for tax positions of current year	–	–	–
Increases for tax positions of prior years	–	358	131
Decreases for tax positions of prior years	–	(1,744)	–
Reductions for lapse of applicable statute of limitations	–	–	–
Increases (decreases) for settlements with taxing authorities	–	(489)	(2,333)
End of period	$1,004	$1,004	$2,879

9. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at December 31, 2012 and 2011 include $3,681,000 and $4,055,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before December 31, 2013, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2011 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $373,000 in 2012, $358,000 in 2011 and $342,000 in 2010. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Speedway Motorsports, Inc. Annual Report on Form 10-K
73

Amounts payable to affiliate at December 31, 2012 and 2011 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before December 31, 2013.

Certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $640,000 in 2012, $554,000 in 2011 and $584,000 in 2010. At December 31, 2012 and 2011, amounts owed to these affiliated companies were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $166,000 in 2012, $270,000 in 2011 and $279,000 in 2010. There were no vehicles sold to SAI in 2012, 2011 or 2010. Also, SMI Properties sold merchandise to SAI totaling $552,000 in 2012, $640,000 in 2011 and $648,000 in 2010. Amounts due from SAI at December 31, 2012 were $27,000 and at December 31, 2011 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $2,047,000 in 2012, $1,507,000 in 2011 and $1,391,000 in 2010. At December 31, 2012 and 2011, approximately $137,000 and $161,000 was due from SAI and are reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. Merchandise purchases approximated $601,000 in 2012, $609,000 in 2011 and $1,258,000 in 2010, and merchandise sales and event related commissions approximated $1,989,000 in 2012, $2,801,000 in 2011 and $3,807,000 in 2010. At December 31, 2012 and 2011, net amounts due from MA approximated $491,000 and $138,000. Amounts due to or from MA are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of December 31, 2012 and 2011, and transactions for the three years ended December 31, 2012 are summarized below (in thousands):

		December 31,
		2012	2011
Notes and other receivables		$4,336	$4,386
Amounts payable to affiliates		2,594	2,594

	2012	2011	2010
Merchandise and vehicle purchases	$767	$879	$1,537
Merchandise and vehicle sales, event related commissions, and reimbursed shared expenses	4,968	5,328	6,226
Rent expense	640	554	584
Interest income	110	125	141
Interest expense	103	103	103

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
74

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against only the Swift Defendants on December 29, 2010. The settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. On February 15, 2011, the North Carolina Court of Appeals filed its opinion affirming the trial court’s ruling denying BNP France’s motion to dismiss. On March 22, 2011, BNP France filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals that affirmed the trial court’s ruling denying BNP France’s motion to dismiss. SMIL filed its response to the petition on April 4, 2011. The North Carolina Supreme Court denied BNP France’s Petition for Discretionary Review on January 26, 2012. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. On February 15, 2011, the North Carolina Court of Appeals filed its opinion which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. On March 22, 2011, SMIL filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. BNP Suisse filed its response to the petition on April 4, 2011. The North Carolina Supreme Court denied SMIL’s Petition for Discretionary Review on January 26, 2012. SMIL intends to continue pursuit of its claims against BNP France in the North Carolina Business Court. On July 27, 2012, BNP France filed a motion for judgment on the pleadings. The Court conducted oral argument on October 17, 2012, and the decision is pending. Discovery and motions practice are ongoing in this matter.

11. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009 – The 2004 Stock Incentive Plan (the 2004 Plan) provides equity-based incentives for attracting and retaining key employees, directors and other individuals providing services to the Company. Awards under the 2004 Plan may consist of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. The 2004 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types, purchase prices, and amounts of awards granted and amend the terms, restrictions and conditions of awards. Factors considered, among others, include achievement of financial, business and performance objectives, the occurrence of specific events, time periods of continued service or other time-based restrictions.

Speedway Motorsports, Inc. Annual Report on Form 10-K
75

Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (iii) in the case of restricted stock or restricted stock unit awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. At December 31, 2012, approximately 1,318,000 shares are available for future grant.

To date, all stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, expire ten years from grant date and vest immediately or in equal installments over three years, and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement. Awards of restricted stock or restricted stock units are generally subject to forfeiture and restrictions on transferability until vested. If restricted stock and restricted stock unit award recipients cease to perform services for the Company, all shares of common stock and restricted stock units still subject to restrictions generally will be forfeited unless waived by the Compensation Committee. Recipients of restricted stock generally will have certain rights and privileges of a stockholder, including the right to vote such shares and receive dividends, if any. Recipients of restricted stock units generally will not have the rights and privileges of a stockholder, except they may be entitled to receive dividend equivalents, if so specified in the award agreements and dividends are declared.

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and 35,000 restricted stock units to the Company’s President and Chief Operating Officer in 2012. Both grants are under the 2004 Plan, are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. In 2012, 28,809 shares of both restricted stock and restricted stock units vested, and 8,400 of both shares and units were forfeited in accordance with the terms of the Incentive Compensation Plan. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. As of December 31, 2012, 60,000 restricted stock shares and 60,000 restricted stock units were outstanding under the Incentive Compensation Plan.

In 2012, the Company also granted to non-executive management employees 66,400 shares of restricted stock that vest in equal installments over three years, and repurchased 10,300 shares of common stock from such employees for $176,000 related to settlement of income taxes on 39,601 shares that vested under the 2004 Plan. In 2012, the Company also repurchased 22,500 shares of common stock for $359,000 from executive management employees to settle income taxes on 57,618 shares that vested under the Incentive Compensation Plan. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

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

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 – The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with the Company’s stockholders and to enhance the Company’s ability to attract and retain highly qualified non-employee directors. The 2008 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2008 Formula Plan, and termination

Speedway Motorsports, Inc. Annual Report on Form 10-K
76

of the Formula Stock Option Plan, did not adversely affect the rights of any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan is administered by the Board of Directors, excluding non-employee directors, and expires by its terms in February 2018. The Board of Directors, excluding non-employee directors, may amend, suspend or terminate the 2008 Formula Plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the 2008 Formula Plan, 250,000 shares of SMI’s common stock are reserved for issuance and awards are in the form of restricted stock. On the first business day following each annual meeting, each non-employee director who is then a member of the Board receives a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. In 2012, restricted stock awards granted to non-employee directors totaled 17,200 and 15,556 restricted stock awards vested during the year. All restricted stock awards were granted and vested in accordance with plan provisions. At December 31, 2012, approximately 173,000 shares are available for future grant.

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

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2012, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2012, 2011 or 2010.

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

Share-based compensation cost totaled $1,936,000 in 2012, $1,885,000 in 2011 and $1,979,000 in 2010, before income taxes of $666,000, $680,000 and $718,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at December 31, 2012 or 2011. No stock options were granted or exercised under the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan in 2012, 2011 or 2010. When stock options are granted, the Company estimates the fair value of stock option grants on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee

Speedway Motorsports, Inc. Annual Report on Form 10-K
77

terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant.

There were no significant changes in the characteristics of restricted stock or restricted stock units granted during 2010 through 2012 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. All stock options previously granted under the 1994 Plan and the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, and under the Formula Stock Option Plan for Directors have an exercise price equal to the average fair market value per share for the ten-day period prior to award. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

The following is a summary of stock option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan for 2012 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	415	$31.47			612	$29.58			210	$32.70
Granted	–	–			–	–			–	–
Exercised	–	–			–	–			–	–
Forfeited	(2)	28.07			(10)	30.31			–	–
Expired	(108)	26.36			–	–			(30)	25.28
Outstanding, December 31, 2012	305	$33.30	1.4	–	602	$29.56	4.1	$498	180	$33.94	2.2	–
Exercisable, December 31, 2012	305	$33.30	1.4	–	602	$29.56	4.1	$498	180	$33.94	2.2	–

As of December 31, 2012, all stock options are vested and there was no unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan, the 1994 Plan or the Formula Stock Option Plan. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2012 are excluded from the aggregate intrinsic values presented above. In 2012, 101,000 stock options vested under the 2004 Plan with an aggregate intrinsic value of $128,000, and in 2011 and 2010, 61,000 and 66,000 options vested, respectively, with no intrinsic value.

Speedway Motorsports, Inc. Annual Report on Form 10-K
78

The following is a summary of non-vested restricted stock and restricted stock unit activity regarding the 2004 Plan and 2008 Formula Plan for 2012, and grant activity for 2011 and 2010 (shares and aggregate intrinsic value in thousands):

	2004 Stock Incentive Plan				2008 Formula Restricted Stock Plan
Non-vested Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	226	$14.38			16	$15.44
Granted	136	16.16			17	17.18
Vested	(97)	14.01			(16)	15.44
Forfeited	(18)	14.95			–	–
Outstanding, December 31, 2012	247	$15.46	1.3	$4,401	17	$17.18	0.3	$307
Granted, 2011	131	$14.29			16	$15.44
Granted, 2010	130	15.40			15	16.86

As of December 31, 2012, outstanding restricted stock and restricted stock units above for the 2004 Plan include approximately 60,000 restricted stock units with an aggregate intrinsic value of $1,077,000 and a weighted-average remaining contractual term of 0.9 year, all of which are expected to fully vest. As of December 31, 2012, there was approximately $2,074,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.9 year. In 2012, 2011 and 2010, 97,000, 96,000 and 36,000 shares of restricted stock and restricted stock units vested under the 2004 Plan with fair values of $1,599,000, $1,370,000 and $552,000, respectively, and 16,000, 15,000 and 19,000 shares of restricted stock vested under the 2008 Formula Plan with fair values of $266,000, $230,000 and $308,000, respectively. These 2004 Plan amounts include common stock shares issued upon the vesting of 29,000 and 8,000 restricted stock units with fair values of $467,000 and $114,000 during each of 2012 and 2011, respectively. No restricted stock units vested in 2010.

New 2013 Stock Incentive Plan – The 2004 Plan is scheduled to expire by its terms on February 18, 2014. In February 2013, the Company’s Board of Directors adopted a new 2013 Stock Incentive Plan (the 2013 Plan) subject to stockholder approval at the 2013 Annual Meeting. The proposed 2013 Plan is to allow the Company, among other things, to continue to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2013 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or stock awards. Approval of the 2013 Plan will not amend or modify the 2004 Plan and the Company will continue to have the right to grant awards under the 2004 Plan until its expiration. Approval of the 2013 Plan and termination of the 2004 Plan will not adversely affect rights under any outstanding awards previously granted under the 2004 Plan.

Under the proposed 2013 Plan, 3,500,000 shares of SMI’s common stock will be reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2013 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options or SARs aggregating more than 300,000 shares of common stock during any calendar year; (iii) in the case of awards other than options or SARs that are intended to be “performance-based compensation”, no individual may be granted an aggregate of more than 100,000 shares of common stock during any calendar year; and (iv) with respect to any cash-based stock award that is intended to be a performance award, the maximum cash payment that may be paid during any one calendar year to an individual is $10,000,000.

Speedway Motorsports, Inc. Annual Report on Form 10-K
79

12. EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to Company employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. The Company’s contributions for the Plan were $336,000 in 2012, $320,000 in 2011 and $309,000 in 2010.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all Company employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. The Company may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2010 through 2012.

13. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business activities, including those of its subsidiaries and joint venture equity investee, are further described in Notes 1 and 2.

The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. All segment information below pertains to continuing operations and excludes discontinued oil and gas operations for all periods presented.

Of the Company’s total revenues, approximately 83% in 2012, 83% in 2011 and 84% in 2010 were derived from NASCAR-sanctioned events. Of the Company’s total revenues, approximately 39% or $192,662,000 for 2012, 37% or $185,394,000 for 2011, and 36% or $178,722,000 for 2010 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

Speedway Motorsports, Inc. Annual Report on Form 10-K
80

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. Segment information on continuing operations for the three years ended December 31, 2012, and as of December 31, 2012 and 2011 is as follows (in thousands):

	2012			2011			2010
	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$472,221	$17,939	$490,160	$488,957	$16,888	$505,845	$485,126	$17,117	$502,243
Depreciation and amortization	55,234	265	55,499	53,741	263	54,004	52,476	286	52,762
Impairment of goodwill (Note 2)	–	–	–	48,609	–	48,609	–	–	–
Segment operating income	98,522	2,472	100,994	115,051	704	115,755	120,802	–	120,802
Capital expenditures	26,647	140	26,787	59,142	179	59,321	37,136	82	37,218

	December 31, 2012			December 31, 2011
Other intangibles	$394,972	–	$394,972	$394,960	–	$394,960
Goodwill	138,717	–	138,717	138,717	–	138,717
Total assets	1,852,150	$24,963	1,877,113	1,879,606	$25,037	1,904,643

The following table reconciles segment operating income above to consolidated income before income taxes (both from continuing operations) (in thousands):

	2012	2011	2010
Total segment operating income from continuing operations	$100,994	$115,755	$120,802
Adjusted for:
Interest expense, net	(41,217)	(42,112)	(52,095)
Impairment of goodwill	–	(48,609)	–
Loss on early debt redemption and refinancing	–	(7,456)	–
Other income, net	3,908	342	2,378
Consolidated income from continuing operations before income taxes	$63,685	$17,920	$71,085

14. DISCONTINUED OIL AND GAS OPERATIONS

Prior to discontinuing operations, SMIL, a wholly-owned subsidiary of Oil-Chem, was engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products, in certain foreign countries. In 2008, the Company discontinued these operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia, many of which were outside management’s control. Oasis Trading Group LLC, a US entity, provided oil and gas management and operational services to the Company and generally shared equally in the profits and losses on all transactions and activities. These oil and gas activities are presented as discontinued operations for all periods herein. Management believes these operations and assets meet the “held for sale” and “discontinued operations” criteria under applicable guidance. As further discussed below, the Company now has no continuing involvement or ownership interest in these discontinued operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
81

As of December 31, 2012, SMIL owned an interest in one foreign entity owning certain oil and gas mineral rights in Russia, and significant uncertainties existed about its economic viability. This investment has been reflected as fully impaired since December 31, 2008. The Company finalized dissolution of this foreign interest in early 2013, which resulted in no financial statement impact. In 2010, SMIL’s management contracts with service providers for oilfields were terminated, and the Company was fully released from all known or unknown liabilities through $1.3 million paid to these providers. In 2010, SMIL sold its interest in one foreign entity to a third party owned by a former contracted service provider. Sales consideration was based on the Company’s right to receive a specified percentage of proceeds from any resale of the interest or prior year profits (as defined). No gain or loss from this sale was reflected because the Company has no remaining investment or liabilities. Also, because of uncertainty regarding recoverability, future gains, if any, would be recognized only if proceeds are received by the Company.

In 2010 through 2012, there were no operating revenues generated from oil and gas activities, and the Company incurred legal fees and other costs associated with efforts to sell or dissolve its remaining foreign investment interests and recover previously reserved receivables. In 2012, the Company recognized a gain from favorable settlement of certain insurance claims. At December 31, 2012 or 2011, there were no current or non-current assets or liabilities associated with discontinued operations. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation, and no associated income tax benefits or gain or loss on disposal have been reflected in any period presented.

As of December 31, 2012 and 2011, all receivables associated with oil and gas activities are fully reserved. The Company recorded receivables of approximately $87,000 in 2012, $442,000 in 2011 and $954,000 in 2010 under its profit and loss sharing arrangement with Oasis for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company these amounts (or any previously reserved or future amounts) is largely dependent on sufficient profitability and recovery from future oil and gas activities no longer Company owned or from legal proceedings. As such, uncertainty exists regarding recoverability, and these amounts have been fully reserved and reflected as a component of loss from discontinued operation. As of December 31, 2012 and 2011, uncertainty exists as to the recovery of $12,000,000 drawn by a bank under a Company guarantee for obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The bank claimed and took possession of funds for payment under the guarantee for non-payment by the third parties, notwithstanding the Company’s belief that payment was not required nor rightfully drawn upon by the bank. As further described in Note 10, the Company believes it has lawful recourse against the third parties and the bank, and is seeking recovery of the funds. However, uncertainty exists as to ultimate recovery of the amount due which was fully reserved as of December 31, 2012 and 2011. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change.

While the Company plans to continue litigation of the matter described above to maximize potential recovery value, future legal costs are not expected to be significant.

15. ISSUANCE OF ADDITIONAL 2019 SENIOR NOTES, AMENDMENT OF BANK CREDIT FACILITY AND PLANNED REDEMPTION OF 2016 SENIOR NOTES IN 2013

See Note 6 for information on the Company’s Credit Facility prior to amendment, 2019 Senior Notes and 2016 Senior Notes.

Additional 2019 Senior Notes Issued – In January 2013, the Company completed a $100,000,000 aggregate principal private placement add-on offering to the existing 2019 Senior Notes. These additional 2019 Senior Notes were issued at 105% of par, and net proceeds after commissions and fees approximated $103,408,000. The proceeds were used to repay $95,000,000 of Credit Facility borrowings, representing all facility borrowings then outstanding, and the remainder used for general corporate purposes. The Company plans to offer to exchange these notes for substantially identical notes registered under the Securities Act in the second quarter 2013. The add-on notes are identical to the existing 2019 Senior Notes with the same interest rate, maturity, covenants, limitations, dividend, stock repurchases and redemption provisions and other terms and conditions, and are governed by the same indenture (hereafter both issuances are referred to as the 2019 Senior Notes). Debt issuance premium and associated deferred loan costs will be amortized over the remaining note term of February 2019.

Amendment of Bank Credit Facility – In February 2013, the Company’s Credit Facility was amended (the 2013 Credit Facility) which, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility; (ii) provides for a five-

Speedway Motorsports, Inc. Annual Report on Form 10-K
82

year $250,000,000 senior secured term loan (the 2013 Term Loan) with a six-month delayed draw period; (iii) matures in February 2018; and (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100,000,000 with certain lender commitment conditions. The 2013 Credit Facility also provides for motor speedway acquisitions and related businesses, allows for annual aggregate payments of dividends and repurchases of SMI securities and other investments, and limits annual capital expenditures on generally the same terms and conditions prior to amendment. Revolving loans may be borrowed and repaid from time to time subject to meeting certain conditions on the date borrowed. The amended Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn an annualized basis (or $12.5 million in a twelve month period assuming an initial draw of $250.0 million).

Interest is based, at the Company’s option, upon LIBOR plus 1.25% to 2.00% or the Bank of America’s base rate plus 0.25% to 1.00%. The 2013 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing, with lenders receiving at least a 0.40% fee for six months on any delayed 2013 Term Loan borrowings until initially funded. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The 2013 Credit Facility contains a number of affirmative and negative financial covenants, including requirements that the Company maintain certain ratios of funded debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense. Also, negative covenant restrictions, indebtedness guarantees and security pledges are generally the same as prior to amendment.

Early Redemption of 2016 Senior Notes Planned – The Company plans to redeem all outstanding 8 3/4% 2016 Senior Notes in aggregate principal of $275,000,000 in the second quarter 2013. The 2016 Senior Notes are scheduled to mature in June 2016, and the Company can redeem the notes at a redemption premium of 104.375% of par beginning June 1, 2013 and annually declining to par after June 1, 2015. The Company plans to use borrowings under the 2013 Credit Facility, including Term Loan borrowings, to fund the planned redemption. Also, cash on hand could be used to fund part of the planned redemption, including redemption premium or other transaction costs. At this time, there can be no assurance the Company will redeem some or all of the 2016 Senior Notes as planned.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures – Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) or Rule 15d-15(e)). The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The following is management’s conclusion and report on the Company’s internal control over financial reporting as of December 31, 2012:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 8, 2013

The management of Speedway Motorsports, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Securities Exchange Act Rule 13a-15(f) and Rule 15d-15(f)).

Speedway Motorsports, Inc. Annual Report on Form 10-K
83

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

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override of controls. Because of such limitations, there is a risk that material misstatements due to error or fraud may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process and, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Speedway Motorsports, Inc. Annual Report on Form 10-K
84

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Director-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 16, 2013 (the Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is furnished by incorporation by reference to all information under the captions titled “2012 Executive Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is furnished by incorporation by reference to all information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement.

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
85

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
86

Exhibit Number	Description

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
87

Exhibit Number	Description

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

*10.21	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the December 14, 2004 Form 8-K).

*10.22	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed October 23, 2006).

*10.23	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed on April 27, 2010).

*10.24	Speedway Motorsports, Inc. Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 21, 2007).

*10.25

Speedway Motorsports, Inc. Deferred Compensation Plan as Amended and Restated, Effective January 1, 2010 (incorporated by reference to Exhibit 10.38 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.26	Speedway Motorsports, Inc. 2004 Stock Incentive Plan Amended and Restated as of February 10, 2010 (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed on March 20, 2010).

*10.27

Speedway Motorsports, Inc. 2008 Formula Restricted stock Plan for Non-Employee Directors Amended and Restated as of April 17, 2012 (the “Amended and Restated 2008 Formula Restricted Stock Plan”) (incorporated by reference to Exhibit 99.1 to SMI’s Registration Statement on Form S-8 filed on May 3, 2012 (file No. 333-181127) (the “2012 Form S-8”)).

*10.28	Form of Restricted Stock Agreement under the Amended and Restated 2008 Formula Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to the 2012 Form S-8).

21.1	Subsidiaries of SMI.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements in XBRL.

*	Management compensation contract, plan or arrangement.

Speedway Motorsports, Inc. Annual Report on Form 10-K
88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	Date: March 8, 2013

BY: /s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/S/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 8, 2013

/S/ WILLIAM R. BROOKS William R. Brooks	Vice Chairman, Chief Financial Officer and Treasurer (principal financial officer and accounting officer) and Director	March 8, 2013

/S/ MARCUS G. SMITH Marcus G. Smith	Chief Operating Officer, President and Director	March 8, 2013

/S/ MARK M. GAMBILL Mark M. Gambill	Director	March 8, 2013

/S/ JAMES P. HOLDEN James P. Holden	Director	March 8, 2013

/S/ ROBERT L. REWEY Robert L. Rewey	Director	March 8, 2013

/S/ TOM E. SMITH Tom E. Smith	Director	March 8, 2013

Speedway Motorsports, Inc. Annual Report on Form 10-K
89