Form 10-Q
period 2013-03-31
SPEEDWAY MOTORSPORTS INC
filed 2013-05-02
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of May 1, 2013, there were 41,425,885 shares of the registrant’s common stock outstanding.

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2013 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in our Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$122,052	$106,408
Accounts and notes receivable, net	69,369	36,382
Prepaid and refundable income taxes	5,056	6,125
Inventories, net	10,248	8,794
Prepaid expenses	4,243	3,552
Deferred income taxes	741	741
Total Current Assets	211,709	162,002
Notes and Other Receivables:
Affiliates	3,586	3,681
Other	1,408	1,493
Other Assets	32,525	27,830
Property and Equipment, Net	1,137,029	1,148,418
Other Intangible Assets, Net	394,972	394,972
Goodwill	138,717	138,717
Total	$1,919,946	$1,877,113
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,376	$17,709
Accounts payable	17,653	10,887
Deferred race event and other income, net	93,177	58,492
Accrued interest	10,833	6,231
Accrued expenses and other current liabilities	16,802	20,351
Total Current Liabilities	140,841	113,670
Long-term Debt (Note 5)	528,349	503,550
Payable to Affiliate	2,594	2,594
Deferred Income, Net	8,853	9,015
Deferred Income Taxes	384,759	385,736
Other Liabilities	4,700	4,672
Total Liabilities	1,070,096	1,019,237
Commitments and Contingencies (Notes 2, 4, 5, 6, and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,426,000 in 2013 and 41,433,000 in 2012	453	453
Additional Paid-in Capital	247,503	246,978
Retained Earnings	689,113	696,727
Treasury stock at cost, shares – 3,885,000 in 2013 and 3,830,000 in 2012	(87,219)	(86,282)
Total Stockholders’ Equity	849,850	857,876
Total	$1,919,946	$1,877,113

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31:
	2013	2012
Revenues:
Admissions	$21,756	$22,469
Event related revenue	23,789	24,702
NASCAR broadcasting revenue	30,439	29,433
Other operating revenue	8,238	8,198

Total Revenues	84,222	84,802

Expenses and Other:
Direct expense of events	15,209	14,989
NASCAR purse and sanction fees	19,286	18,755
Other direct operating expense	4,981	5,054
General and administrative	22,117	21,879
Depreciation and amortization	13,741	13,916
Interest expense, net	10,910	10,436
Other expense (income), net	110	(46)

Total Expenses and Other	86,354	84,983

Loss from Continuing Operations Before Income Taxes	(2,132)	(181)
Provision for Income Taxes	799	63

Loss from Continuing Operations	(1,333)	(118)
Loss from Discontinued Operation	(35)	(28)

Net Loss	$(1,368)	$(146)

Basic Loss Per Share:
Continuing Operations	$(0.03)	$(0.00)
Discontinued Operation	(0.00)	(0.00)

Net Loss	$(0.03)	$(0.00)

Weighted Average Shares Outstanding	41,427	41,443
Diluted Loss Per Share:
Continuing Operations	$(0.03)	$(0.00)
Discontinued Operation	(0.00)	(0.00)

Net Loss	$(0.03)	$(0.00)

Weighted Average Shares Outstanding	41,438	41,451

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	41,433	$453	$246,978	$696,727	$(86,282)	$857,876
Net loss	—	—	—	(1,368)	—	(1,368)
Share-based compensation	48	—	525	—	—	525
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,246)	—	(6,246)
Repurchases of common stock	(55)	—	—	—	(937)	(937)

Balance, March 31, 2013	41,426	$453	$247,503	$689,113	$(87,219)	$849,850

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(1,368)	$(146)
Loss from discontinued operation	35	28
Cash used by operating activities of discontinued operation	(35)	(28)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Deferred loan cost amortization	706	630
Interest expense accretion of debt discount and premium, net	216	441
Depreciation and amortization	13,741	13,916
Amortization of deferred income	(1,001)	(972)
Deferred income tax provision	(959)	(200)
Share-based compensation	525	497
Changes in operating assets and liabilities:
Accounts and notes receivable	(32,939)	(30,067)
Prepaid and refundable income taxes	1,069	158
Inventories	(1,454)	(1,215)
Prepaid expenses	(691)	(312)
Accounts payable	7,046	4,969
Deferred race event and other income	35,487	42,419
Accrued interest	4,602	3,482
Accrued expenses and other liabilities	(3,259)	(4,936)
Deferred income	53	496
Other assets and liabilities	48	(96)

Net Cash Provided By Operating Activities	21,822	29,064

Cash Flows from Financing Activities:
Borrowings under long-term debt	105,000	—
Principal payments on long-term debt	(95,750)	(4,500)
Payment of debt refinancing costs	(5,634)	—
Dividend payments on common stock	(6,246)	(6,241)
Repurchases of common stock	(937)	(784)

Net Cash Used By Financing Activities	(3,567)	(11,525)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2013	2012
Cash Flows from Investing Activities:
Payments for capital expenditures	$(2,648)	$(8,661)
Increase in other non-current assets	—	(15)
Repayment of notes and other receivables	37	51

Net Cash Used By Investing Activities	(2,611)	(8,625)

Net Increase In Cash and Cash Equivalents	15,644	8,914
Cash and Cash Equivalents at Beginning of Period	106,408	87,368

Cash and Cash Equivalents at End of Period	$122,052	$96,282

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$6,454	$7,015
Supplemental Non-Cash Investing and Financing Activities Information:
(Decrease) increase in accounts payable for capital expenditures	(280)	1,174

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation—The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC (Sonoma Raceway or SR) (formerly known as Infineon Raceway), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (Legend Cars) (formerly known as 600 Racing), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entity (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. All note disclosures pertain to continuing operations unless otherwise indicated. See Notes 1 and 2 to the Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K (2012 Annual Report) for further description of its business operations, properties and scheduled events.

Racing Events—In 2013, we plan to hold 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 11 Nationwide Series racing events. We also plan to hold six NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association (NHRA), one ARCA and three World of Outlaws (WOO) racing events. In 2012, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also held eight NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, and three WOO racing events.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its 2012 Annual Report. In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company’s motorsports business. See Note 2 to the Consolidated Financial Statements in our 2012 Annual Report for further discussion of significant accounting policies.

Quarterly Reporting—The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company’s speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business. There were no significant racing schedule changes for the three months ended March 31, 2013 as compared to 2012.

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

Joint Venture Equity Investment—The Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA). MA’s operations consist principally of trackside, and to a lesser extent wholesale and retail, event souvenir merchandising as licensed and regulated under certain NASCAR Teams Licensing Trust agreements. The NASCAR Trust has the ability to significantly influence MA’s operations and results.

As further described in Note 2 to the Consolidated Financial Statements in our 2012 Annual Report, the carrying value of our equity investment in MA was reduced to $0 as of December 31, 2009. Under equity method accounting, we are no longer recording our 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, our first quarter 2013 and 2012 results were not impacted by MA’s operations under the equity method. The following summarized financial information on MA’s operating results is presented for informational purposes (in thousands):

	First Quarter
	2013	2012
Net sales	$4,342	$6,130
Gross profit	1,435	2,241
Loss from continuing operations	(1,208)	(400)
Net loss	(1,208)	(400)

Income Taxes—The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. See Notes 2 and 8 to the Consolidated Financial Statements in our 2012 Annual Report for additional information on our accounting for income taxes.

The effective income tax rate for the three months ended March 31, 2013 was 37.5%. The Company’s effective income tax rate for the three months ended March 31, 2012 was 34.8%, and 40.4% excluding the negative impact of interest on uncertain tax positions reflected in that period. Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of March 31, 2013 and December 31, 2012, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. Interest and penalties recognized on uncertain tax positions amounted to $18,000 for each of the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012, the Company had $789,000 and $771,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of March 31, 2013, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2012 by the California Franchise Tax Board, and 2009 through 2012 by all other taxing jurisdictions to which the Company is subject. The Company’s 2011 federal income tax return is under examination by the Internal Revenue Service, which began in March 2013. There was no change or activity for unrecognized tax benefits during the three months ended March 31, 2013 or 2012.

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended March 31, 2013 and 2012 amounted to $1,002,000 and $943,000.

Advertising Expenses—Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $2,599,000 and $2,508,000 in the three months ended March 31, 2013 and 2012. There were no deferred direct-response advertising costs at March 31, 2013 or December 31, 2012.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 (in thousands):

			March 31, 2013		December 31, 2012
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$122,052	$122,052	$106,408	$106,408
Floating rate notes receivable	2	NR	2,290	2,290	2,385	2,385
Cash surrender values	2	NR	4,692	4,692	4,621	4,621

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	—	—	95,000	95,000
6 3/4% Senior Notes Payable due 2019	1	NR	254,816	267,500	150,000	159,000
8 3/4% Senior Notes payable due 2016	1	NR	271,069	289,781	270,758	292,875
Other long-term debt	2	NR	4,840	4,840	5,501	5,501

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

TMS, in conjunction with the Fort Worth Sports Authority, has a two-year oil and gas mineral rights lease agreement expiring December 2013 which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS should extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 is being accreted into other operating revenue over the two-year agreement term on a straight-line basis, with $802,000 and $806,000 recognized in the three months ended March 31, 2013 and 2012. Deferred revenue recognizable through December 2013 is reflected as current liabilities in deferred race event and other income.

Recently Issued Accounting Standards—The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30 “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”. Under this Update, entities have an option not to calculate annually the fair value of an indefinite-lived intangible asset if it determines that it is not more likely than not the asset is impaired. This Update permits entities to assess qualitative factors when testing indefinite-lived intangible assets for impairment results similar to the goodwill impairment testing guidance in Update 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. If, after assessing the totality of events and circumstances, an entity concludes it is not more likely than not that the indefinite-lived intangible asset is impaired, no further action is required. However, if an entity concludes otherwise, it is required to determine fair value of the intangible asset and perform quantitative impairment testing by comparing fair value with the carrying amount in accordance with Subtopic 350-30. Entities also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Entities should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the intangible asset is impaired, and should refer to examples in paragraph 350-30-35-18B(a) through (f) for guidance about the types of events and circumstances to consider in evaluating possible impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company’s adoption had no impact on its financial statements or disclosures, and the Company will apply this guidance to future impairment assessments.

The FASB issued Accounting Standards Update No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to report the effects of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if amounts being reclassified are required under US generally accepted accounting principles (GAAP) to be reclassified in entirety to net income. For other than such amounts, entities are required to cross-reference other disclosures required under US GAAP that provide additional information about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012, and entities are required to comply with this Update for all reporting periods presented, including interim periods. The Company’s adoption had no impact on its financial statements or disclosures as comprehensive income or loss equals net income or loss.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	March 31, 2013	December 31, 2012
Souvenirs and apparel	$3,523	$2,599
Finished vehicles, parts and accessories	6,019	5,591
Micro-lubricant® and other	706	604

Total	$10,248	$8,794

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At March 31, 2013 and December 31, 2012, inventories reflect provisions of $4,687,000 and $4,757,000.

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

We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2012 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. Management’s latest annual assessment in the second quarter 2012 indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for two reporting units. As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at that time. However, management’s assessment found the estimated fair values for reporting units KyS and NHMS exceeded their carrying values by a relatively nominal amount with associated risk of failing step one of impairment testing. The aggregate carrying value of goodwill for these two units, both acquired in 2008, is approximately $89.1 million. Estimated fair values for those units exceeded aggregate goodwill carrying values by at least 7% based on projected discounted operating cash flows and profitability at the time of our last assessment. However, at this time, advance sales for upcoming major racing events later in 2013 at these two reporting units are lower than at this same time last year. Advance sales can often increase or decrease at different rates from year-to-year depending on various factors such as the timing and amounts of our advertising spending and other promotional efforts, the competitiveness and popularity of racing events and racecar drivers, along with economic, seasonal weather and other factors, many of which are out of management’s control. Should these reporting units or their indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. Among other factors, our assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels through modest annual growths rates for periods of approximately eight years depending on the associated projected revenue stream, and strategic amounts of planned capital expenditures. We also assumed that increases in contracted NASCAR television broadcasting rights revenues after 2014 would approximate at least those reflected in the recently negotiated eight-year contract beginning in 2015.

Management believes that no events or circumstances have occurred which indicate interim assessment for possible impairment is required as of March 31, 2013. Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is not an indicator of impairment. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

There were no changes in the gross carrying value of goodwill or other intangible assets during the three months ended March 31, 2013. As of March 31, 2013 and December 31, 2012, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	100	$(41)	59	100	$(41)	59	5-6

Total	$395,013	$(41)	$394,972	$395,013	$(41)	$394,972

5. LONG-TERM DEBT

As further described below, the Company amended its Credit Facility and issued additional 2019 Senior Notes in the first quarter 2013, and plans to redeem all outstanding 2016 Senior Notes in the second quarter 2013.

Amendment of Bank Credit Facility—In February 2013, the Company’s Credit Facility was amended (the 2013 Credit Facility or Credit Facility) which, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $250,000,000 senior secured term loan (the 2013 Term Loan or Term Loan) with a six-month delayed draw period; (iii) matures in February 2018; (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100,000,000 with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000. The amended Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12,500,000 in a twelve month period assuming an initial draw of $250,000,000). As further discussed below, the Company repaid $95,000,000 of Term Loan borrowings with proceeds from the add-on offering of 2019 Senior Notes in the first quarter 2013. At March 31, 2013 and December 31, 2012, outstanding borrowings under the Credit Facility were $0 and $95,000,000, respectively. At March 31, 2013, outstanding letters of credit amounted to $887,000.

Interest is based, at the Company’s option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The 2013 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing, with lenders receiving at least a 0.40% fee for six months on any delayed 2013 Term Loan borrowings until initially funded. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The 2013 Credit Facility requires that the Company maintain certain ratios of funded debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense. The amended Credit Facility also contains other affirmative and negative financial covenants and restrictions, and indebtedness is secured by a pledge of all capital stock and limited liability company interests of the Guarantors, generally on the same terms and conditions as before amendment. Prior to 2013 amendment, interest was based on LIBOR plus 1.75% to 2.75% or the greater of Bank of America’s prime rate, Federal Funds rate plus 0.5% or LIBOR plus 1.0%, plus 0.75% to 1.75%, and the commitment fee ranged from 0.35% to 0.55% of unused amounts available for borrowing.

2019 Senior Notes and Add-on Offering in 2013—In 2011, the Company completed a private placement offering of 6 3/4% senior notes (the 2019 Senior Notes) in aggregate principal amount of $150,000,000 issued at par, and a subsequent exchange offer for substantially identical notes registered under the Securities Act. In January 2013, the Company completed a private placement add-on offering to the existing 2019 Senior Notes in aggregate principal amount of $100,000,000 issued at 105% of par, and net proceeds after commissions and fees approximated $103,408,000. The proceeds were used to repay $95,000,000 of Credit Facility borrowings, representing all facility borrowings then outstanding, and the remainder was used for general corporate purposes. The Company commenced an exchange offer for substantially identical notes registered under the Securities Act in April 2013. The add-on notes are identical to the existing 2019 Senior Notes with the same terms and conditions, and governed by the same indenture. The 2019 Senior Notes mature in February 2019, and interest payments are due semi-annually on February 1 and August 1. Debt issuance premium and associated deferred loan costs are being amortized over the remaining note term through February 2019. As of March 31, 2013, the 2019 Senior Notes carrying value of $254,816,000 is reported net of unamortized issuance premium of $4,816,000.

2016 Senior Notes and Planned Early Redemption in 2013—In 2009, the Company completed a private placement offering of 8 3/4% senior notes (the 2016 Senior Notes) in aggregate principal amount of $275,000,000 issued at 96.8% of par, and a subsequent exchange offer for substantially identical notes registered under the Securities Act. As of March 31, 2013 and December 31, 2012, the 2016 Senior Notes carrying value of $271,069,000 and $270,758,000 is reported net of unamortized issuance discount of $3,931,000 and $4,242,000, respectively. The 2016 Senior Notes are scheduled to mature in June 2016 and interest payments are due semi-annually on June 1 and December 1. The Company plans to redeem all outstanding 2016 Senior Notes in the second quarter 2013. The Trustee of the notes delivered an irrevocable notice of redemption to note holders on the Company’s behalf on April 15, 2013. Under the notice, the Company is required to redeem all 2016 Senior Notes at a redemption premium of 104.375% of par on or after June 1, 2013 plus accrued interest as provided for under the 2016 Senior Notes Indenture. The Company plans to use borrowings under the 2013 Credit Facility, including Term Loan borrowings, to fund the planned redemption. Also, cash on hand could be used to fund part of the planned redemption, including redemption premium or other transaction costs. Assuming all 2016 Senior Notes are redeemed as of June 1, 2013, we anticipate reflecting a material charge to earnings in the second quarter 2013 for associated redemption premium of $12.0 million, unamortized net deferred loan costs of $2.7 million, unamortized issuance discount of $3.7 million, and settlement payment and transaction costs which presently are undeterminable.

Other Terms and Conditions—The 2013 Credit Facility, 2016 Senior Notes and 2019 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, speedway or other acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The 2013 Credit Facility, 2016 Senior Notes Indenture and 2019 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of March 31, 2013. See Note 5 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report for additional information on these debt agreements, including dividend, redemption and right of payment provisions.

Other Notes Payable—Long-term debt includes two non-interest bearing debt obligations associated with the Company’s acquisition of KyS. Each obligation is payable in 60 monthly installments of $125,000. As of March 31, 2013 and December 31, 2012, their combined carrying values of $4,840,000 and $5,501,000 reflect discounts of $410,000 and $499,000, respectively, based on effective interest rates of 6% and 7%.

Subsidiary Guarantees—Amounts outstanding under the 2013 Credit Facility, 2016 Senior Notes and 2019 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently non-material). These guarantees are full and unconditional and joint and several, with the 2019 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended March 31:
	2013	2012
Gross interest costs	$11,092	$10,652
Less: capitalized interest costs	(36)	(155)

Interest expense	11,056	10,497
Interest income	(146)	(61)

Interest expense, net	$10,910	$10,436

Weighted-average interest rate on Credit Facility borrowings	2.7%	2.8%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended March 31:
	2013	2012
Loss from continuing operations applicable to common stockholders and assumed conversions	$(1,333)	$(118)

Weighted average common shares outstanding	41,427	41,443
Dilution effect of assumed conversions:

Common stock equivalents—stock awards	11	8

Weighted average common shares outstanding and assumed conversions	41,438	41,451

Basic loss per share	$(0.03)	$(0.00)

Diluted loss per share	$(0.03)	$(0.00)

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	941	1,229

Stock Repurchase Program—The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2013, the Company repurchased 30,000 shares of common stock for $519,000. As of March 31, 2013, the Company could repurchase up to an additional 214,000 shares under the current authorization. As of and through March 31, 2013, treasury stock includes 98,000 shares of common stock delivered to the Company in satisfaction of tax withholding obligations of holders of vested restricted shares issued under our equity compensation plans.

Declaration of Cash Dividends—On February 13, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6,246,000, which was paid on March 15, 2013 to shareholders of record as of March 1, 2013. On April 16, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 7, 2013 to shareholders of record as of May 17, 2013. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at March 31, 2013 and December 31, 2012 include $3,586,000 and $3,681,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before March 31, 2014, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2012 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $95,000 and $92,000 in the three months ended March 31, 2013 and 2012. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at March 31, 2013 and December 31, 2012 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before March 31, 2014.

Certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $166,000 and $138,000 in the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, amounts owed to these affiliated companies were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $11,000 and $96,000 in the three months ended March 31, 2013 and 2012. There were no vehicles sold to SAI in the three months ended March 31, 2013 or 2012. Also, SMI Properties sold merchandise to SAI totaling $170,000 and $143,000 in the three months ended March 31, 2013 and 2012. Amounts due from SAI at March 31, 2013 and December 31, 2012 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $572,000 and $583,000 for the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, approximately $190,000 and $137,000 was due from SAI to Oil-Chem. These amounts are reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during Company events. In the three months ended March 31, 2013 and 2012, merchandise purchases approximated $414,000 and $383,000, and merchandise sales and event related commissions approximated $573,000 and $598,000, respectively. At March 31, 2013, net amounts due to MA approximated $304,000, and at December 31, 2012, net amounts due from MA approximated $491,000. These amounts are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of March 31, 2013 and December 31, 2012, and transactions for the three months ended March 31, 2013 and 2012, are summarized below (in thousands):

	2013	2012
Notes and other receivables	$3,559	$4,336
Amounts payable to affiliates	2,594	2,594
Merchandise and vehicle purchases	425	479
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,410	1,419
Rent expense	166	138
Interest income	25	29
Interest expense	25	26

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

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and restricted stock units to the Company’s President and Chief Operating Officer in each of the three months ended March 31, 2013 and 2012. All grants under the 2004 Plan are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan during the three months ended March 31, 2013 and 2012 (shares in thousands):

	Three Months Ended March 31:
	2013		2012
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	60	60	63	63
Granted	35	35	35	35
Vested	(24)	(24)	(30)	(17)
Forfeited	(12)	(12)	(8)	(8)
Outstanding, end of period	59	59	60	73

In the three months ended March 31, 2013 and 2012, the Company repurchased 25,000 and 17,000 shares of common stock for $418,000 and $267,000 from executive management employees to settle income taxes on 48,000 and 47,000 shares that vested during the period, respectively. An additional 12,320 restricted stock units granted under the Incentive Compensation Plan in 2009 vested on April 21, 2012 and were settled in shares of common stock. Also, 40,000 stock options granted in 2009 to a non-executive management employee at an exercise price per share of $14.58 vested during the three months ended March 31, 2012.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012—The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) is for the benefit of the Company’s outside directors, and is scheduled to terminate in February 2018. On the first business day following each annual meeting, each non-employee director who is then a member of the Board receives a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. The Company awarded 4,167 shares of restricted stock to each of the Company’s four non-employee directors on April 17, 2013. An aggregate of 17,200 shares granted to non-employee directors on April 18, 2012 vested on April 15, 2013, and 15,556 shares granted in 2011 vested on April 16, 2012. All restricted stock awards were granted and vested in accordance with plan provisions.

New 2013 Stock Incentive Plan—The 2004 Plan is scheduled to expire by its terms on February 18, 2014. In February 2013, the Company’s Board of Directors adopted a new 2013 Stock Incentive Plan (the 2013 Plan) which was approved by stockholders at the 2013 Annual Meeting. The 2013 Plan allows the Company, among other things, to continue to provide equity-based incentives to attract and retain key employees, directors and other individuals providing services to the Company. Awards under the 2013 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units and other stock awards. Approval of the 2013 Plan did not amend or modify the 2004 Plan and the Company will continue to have the right to grant awards under the 2004 Plan until its expiration. Approval of the 2013 Plan and termination of the 2004 Plan will not adversely affect rights under any outstanding awards previously granted under the 2004 Plan.

Under the 2013 Plan, 3,500,000 shares of SMI’s common stock will be reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2013 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options or SARs aggregating more than 300,000 shares of common stock during any calendar year; (iii) in the case of awards other than options or SARs that are intended to be “performance-based compensation”, no individual may be granted an aggregate of more than 100,000 shares of common stock during any calendar year; and (iv) with respect to any cash-based stock award that is intended to be a performance award, the maximum cash payment that may be paid during any one calendar year to an individual is $10,000,000.

Employee Stock Purchase Plan—No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2013 or 2012.

Share-Based Payments—The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2013 or 2012 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted or exercised under the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan during the three months ended March 31, 2013 or 2012.

Share-based compensation cost for the three months ended March 31, 2013 and 2012 totaled $525,000 and $497,000, before income taxes of $197,000 and $201,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2013 or December 31, 2012. As of March 31, 2013, there was approximately $2,588,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.0 year. As of March 31, 2013, all stock options are vested and there was no unrecognized compensation cost related to stock options granted under the 2004 Plan, the 1994 Plan or the Formula Stock Option Plan.

See Note 11 to the Consolidated Financial Statements in our 2012 Annual Report for additional information and terms of the Company’s stock incentive, stock option, restricted stock and employee stock purchase plans.

10. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business activities, including those of its subsidiaries and joint venture equity investee, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2012 Annual Report. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. All segment information below pertains to continuing operations and excludes discontinued oil and gas operations for all periods presented.

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

Segment information on continuing operations for the three months ended March 31, 2013 and 2012, and as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

	Three Months Ended March 31:
	2013			2012
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$79,024	$5,198	$84,222	$79,508	$5,294	$84,802
Depreciation and amortization	13,680	61	13,741	13,850	66	13,916
Segment operating income	8,123	765	8,888	9,260	949	10,209
Capital expenditures	2,635	13	2,648	8,647	14	8,661

	March 31, 2013			December 31, 2012
Other intangibles	$394,972	—	$394,972	$394,972	—	$394,972
Goodwill	138,717	—	138,717	138,717	—	138,717
Total assets	1,893,666	$26,280	1,919,946	1,852,150	$24,963	1,877,113

The following table reconciles segment operating income above to consolidated loss before income taxes (both from continuing operations) for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31:
	2013	2012
Total segment operating income from continuing operations	$8,888	$10,209
Adjusted for:
Interest expense, net	(10,910)	(10,436)
Other (expense) income, net	(110)	46

Consolidated loss from continuing operations before income taxes	$(2,132)	$(181)

11. DISCONTINUED OIL AND GAS OPERATIONS

In 2008, the Company discontinued its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. These oil and gas activities are presented as discontinued operations for all periods using applicable authoritative guidance. As of December 31, 2012, SMIL owned an interest in one foreign entity owning certain oil and gas mineral rights in Russia, which has been reflected as fully impaired since December 31, 2008 because of significant uncertainties about its economic viability. The Company finalized dissolution of this foreign interest in early 2013 with no resulting financial statement impact. At March 31, 2013 and December 31, 2012, there were no assets, liabilities or outstanding standby letters of credit associated with discontinued operations. The Company has no continuing involvement or ownership interest in these discontinued operations.

During the three months ended March 31, 2013 and 2012, the Company incurred legal fees and other costs associated with efforts to sell or dissolve its remaining foreign investment interests and recover previously reserved receivables (see Note 8 for information on legal proceedings associated with oil and gas activities). No associated income tax benefits have been reflected in any period presented. While the Company plans to continue litigation of the matter to maximize potential recovery value, future legal costs are not expected to be significant. See Note 14 to the Consolidated Financial Statements in our 2012 Annual Report for additional information on historical activities, accounting policies, and uncertainty involving fully reserved receivables associated with these discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read along with the accompanying Consolidated Financial Statements and Notes.

OVERVIEW

Our revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations:

•	Admissions – includes ticket sales for all of our events
•

Event related revenue – includes amounts received from sponsorship, luxury suite rentals, event souvenir merchandise sales, commissions from food and beverage sales, advertising and other promotional revenues, radio programming, hospitality revenues, track rentals, driving school and karting revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues

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

Seasonality and Quarterly Results

In 2013, we plan to hold 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also plan to hold six NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2012, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also held eight NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, and three WOO racing events.

The Company’s business has been, and is expected to remain, somewhat seasonal. The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three months ended March 31, 2013 and 2012 are not indicative of results that may be expected for future periods because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major (Sprint Cup and Nationwide Series) NASCAR-sanctioned racing events for 2013 and 2012.

	Number of scheduled major NASCAR-sanctioned events
	2013	2012
1st Quarter	4	4
2nd Quarter	8	8
3rd Quarter	8	8
4th Quarter	4	4

Total	24	24

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere as indicated.

Significant items discussed elsewhere in indicated sections of this report:

•

First quarter 2013 issuance of “additional” 6 3/4% Senior Notes and Credit Facility amendment, and planned second quarter 2013 redemption of 8 3/4% Senior Notes and anticipated earnings charge (discussed below in “Liquidity” and Note 5 to the Consolidated Financial Statements)

•	Reduced interest costs anticipated from 2013 financing transactions and sizable long-term debt repayments in 2012 (discussed below in “Liquidity”)
•	Continued reduction in capital expenditures anticipated for 2013 (discussed below in “Capital Expenditures”)
•	Existing and new expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreements (discussed below in “Liquidity”)
•	Remaining interest in Discontinued Operation dissolved in first quarter 2013 (discussed in Note 11 to the Consolidated Financial Statements)
•	Quarterly cash dividends on common stock (discussed below in “Dividends”)

General Factors and Current Operating Trends—Our year-to-date results for the 2013 race season reflect relatively smaller decreases in admissions and certain marketing, promotional and other event related revenue categories on a year-over-year comparable event basis. Management believes many of our revenue categories continue to be negatively impacted by declines in consumer and corporate spending from the recession, including high unemployment, high fuel, food and health-care costs, difficult housing markets and other economic factors. The strength and duration of recovery in the US economy currently remains uncertain. Possible changes in governmental taxing, regulatory, spending and other policy could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the consumer and credit markets and improve economic conditions. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these difficult conditions might further improve cannot be determined at this time.

Our speedway facilities are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. Incidents such as the recent bombings in Boston can affect public concerns regarding large gatherings of people, including travel to large populated venues or locations. These or other unforeseen factors, particularly additional incidents, could have a significant negative impact on attendance and other event related spending by individuals or corporate fans and customers who have or might have planned to attend one or more of our racing events. See our “Risk Factors” in our 2012 Annual Report for additional information on ongoing recessionary conditions, financial market disruptions and geopolitical risks.

Ongoing Expanded Marketing and Promotional Efforts—For our 2013 events, similar to 2012, management has maintained many reduced ticket prices, and continues to offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of these adverse economic and market conditions. Many of our fans are purchasing tickets closer to event dates. We have increased promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment.

Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increases. We believe that a portion of the decline in attendance over the past few years can be attributed to that changing demographic. We are, therefore, increasingly investing in new marketing approaches and technology to foster attendance by families, particularly those with younger children and teenagers. We are increasingly investing in social media advertising, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. Other marketing and promotional efforts include:

•	offering and expanding our family-friendly and first-time fan programs to help educate and engage new fans
•	ongoing efforts to shorten travel times
•	working with local and regional lodging proprietors to lower prices and reduce or eliminate minimum stay requirements
•	programs to honor and reward long-time fans and continued patronage
•	new, lower children ticket pricing and rainout policies for various ticket holders
•	code of conduct text response systems, similar to other major sports

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

Our Long-term, Multi-year Contracted Revenues are Significant—Many of our future revenues are already contracted under existing and new eight-year NASCAR television broadcast agreements and sponsorship, corporate marketing and other long-term contracts for multiple years beyond 2013. Most of our NASCAR Sprint Cup, Nationwide and Camping World Truck Series event sponsorships for the 2013 racing season, and many for years beyond 2013, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe that substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions.

Ongoing Improvements in Our Sport—Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. In 2013, car manufacturers Chevrolet, Toyota, and Ford have brought brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. This new major car change, referred to as the next generation Sprint Cup car or “Gen-6” program, reflects NASCAR’s efforts to restore manufacturer brand identity and improve on-track racing competition. NASCAR has announced several competition changes for the 2013 season, including a new qualifying format for the Sprint Cup Series that places a greater emphasis on speed and increased competition. NASCAR also changed the maximum starting field for the Nationwide Series from 43 to 40 race cars, and track testing for the Sprint Cup, Nationwide and Camping World Truck Series, in ongoing efforts to enhance on-track racing competition. NASCAR recently announced new technology that significantly reduces track drying times following rain, which should significantly improve the race viewing experience and entertainment value for fans watching on television and other media. Also, female race driver Danica Patrick now competes in the Sprint Cup and Nationwide Series, representing one of the many sizeable and largely untapped demographics in NASCAR racing.

In recent years, NASCAR introduced electronic fuel injection for the Sprint Cup Series and implemented competition rules designed to restore “pack racing” at restrictor plate speedways. Other refinements have included “double-file restarts”, more consistent race start times, new qualifying procedures, multiple attempts at finishing races under the “green flag” and relaxing on-track rules and regulations. NASCAR has simplified the Sprint Cup Series points system and introduced “wild card” eligibility to the Chase for the Sprint Cup to place greater emphasis on winning races. NASCAR also changed the rules of participation so that racecar drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Nationwide or Camping World Truck Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season.

A lack of competitiveness in Sprint Cup Series races, the closeness of the championship points race, racecar driver popularity, and the success of NASCAR racing in general, in any particular racing season, can also significantly impact our operating results. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results. However, management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the economy improves. The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition, provide us and NASCAR with many long-term marketing and future growth opportunities. See “Risk Factors” in our 2012 Annual Report for additional information on the impact that competition, popularity and sanctioning body and other changes can have on our operating results.

Reaffirmed 2013 Earnings Guidance—In connection with our first quarter 2013 earnings release, management reaffirmed its previous full year 2013 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring charges. The range of earnings guidance reflects the continuing negative impact of difficult and uncertain economic conditions, including high unemployment and consumer costs. Higher fuel, health-care and food costs and unemployment, among other items, could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below helps in understanding and comparing our results of operations. As further described above in “Near-term Operating Factors”, management believes admissions, many event related revenue categories and other operating revenues continue to be negatively impacted by ongoing weak economic conditions. There were no significant racing schedule changes in the three months ended March 31, 2013 as compared to 2012.

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

Total Revenues for the three months ended March 31, 2013 decreased by $580,000, or 0.7%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2013 decreased by $713,000, or 3.2%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions at NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Event Related Revenue for the three months ended March 31, 2013 decreased by $913,000, or 3.7%, from such revenue for the same period last year. This decrease is due primarily to lower event related revenues associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by higher track rental and driving school revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the three months ended March 31, 2013 increased by $1.0 million, or 3.4%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended March 31, 2013 increased by $40,000, or 0.5%, over such revenue for the same period last year. This increase reflects a combination of individually insignificant items in the current period.

Direct Expense of Events for the three months ended March 31, 2013 increased by $220,000, or 1.5%, over such expense for the same period last year. This increase reflects a combination of individually insignificant items, including higher advertising and other promotional expenses, in the current period.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2013 increased by $531,000, or 2.8%, over such expense for the same period last year. This increase reflects higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the three months ended March 31, 2013 decreased by $73,000, or 1.4%, from such expense for the same period last year. This decrease reflects a combination of individually insignificant items in the current period.

General and Administrative Expense for the three months ended March 31, 2013 increased by $238,000, or 1.1%, over such expense for the same period last year. This increase reflects wage cost inflation and a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the three months ended March 31, 2013 decreased by $175,000, or 1.3%, from such expense for the same period last year. This decrease reflects that certain assets are now fully depreciated and a combination of individually insignificant items in the current period.

Interest Expense, Net for the three months ended March 31, 2013 was $10.9 million compared to $10.4 million for the same period last year. This change reflects repayment of lower interest rate Credit Facility borrowings with proceeds from the add-on offering of higher interest rate 2019 Senior Notes in the current period, pending redemption of the 2016 Senior Notes in the second quarter 2013 as further described in Note 5 to the Consolidated Financial Statements. The change also reflects lower total outstanding debt in the current period as compared to the same period last year.

Other Expense, Net for the three months ended March 31, 2013 was $110,000 compared to other income, net of $46,000 for the same period last year. This change is due to higher unused loan commitment fees and to a combination of individually insignificant items in the current period.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2013 was 37.5%. The Company’s effective income tax rate for the three months ended March 31, 2012 was 34.8%, and 40.4% excluding the negative impact of interest on uncertain tax positions reflected in that period.

Loss From Discontinued Operation, Net of Taxes for the three months ended March 31, 2013 and 2012 represents legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables as further discussed in Note 11 to the Consolidated Financial Statements.

Net Loss for the three months ended March 31, 2013 was $1.4 million compared to $146,000 for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the three months ended March 31, 2013 resulted primarily from:

(1)	net cash provided by operations amounting to $21.8 million
(2)	borrowings under long-term debt for refinancing amounting to $105.0 million
(3)	repayments of long-term debt amounting to $95.8 million
(4)	payment of debt refinancing costs amounting to $5.6 million
(5)	payment of quarterly cash dividends amounting to $6.2 million
(6)	repurchases of common stock amounting to $937,000
(7)	cash outlays for capital expenditures amounting to $2.6 million

The Company had the following contractual obligations as of March 31, 2013 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations(1)
Current liabilities, excluding deferred race event income	$45,288	$45,288	—	—	—
Long-term debt(2) (3)	530,725	2,376	$2,463	$271,069	$254,817
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	2,907	—	—	2,907	—
Interest on fixed rate debt obligations(3)	175,046	41,187	82,036	37,760	14,063
Deferred income taxes	384,759	—	—	—	384,759
NASCAR purse and sanction fees(4)	105,837	105,837	—	—	—
Operating leases	4,736	1,423	1,816	824	673
Total Contractual Cash Obligations	$1,251,892	$196,111	$86,315	$312,560	$656,906

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of credit	$887	$887	—	—	—

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued and deferred income taxes (cash paid for income taxes was $0 in the three months ended March 31, 2013); (b) income tax liabilities of approximately $1.8 million as of March 31, 2013 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $2.6 million in the three months ended March 31, 2013). As of March 31, 2013, contractual obligations for capital expenditures were not significant.

(2)

Long-term debt reflects payments under the 2016 Senior Notes, 2019 Senior Notes and other long-term debt as presently scheduled, and excludes the planned second quarter 2013 redemption of our 2016 Senior Notes and associated minimum required quarterly principal payments from 2013 Term Loan borrowings anticipated for funding redemption. As of March 31, 2013, the Company had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, and up to $250.0 million available for delayed draw Term Loan borrowings.

(3)

Interest payments for fixed rate debt pertain to the 2016 Senior Notes, the 2019 Senior Notes and other long-term debt through maturity as presently scheduled. As of March 31, 2013, there were no outstanding Credit Facility borrowings. No interest payments for 2013 Term Loan borrowings of $250.0 million anticipated for funding of the pending 2016 Senior Note redemption are reflected.

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

LIQUIDITY

As of March 31, 2013, our cash and cash equivalents totaled $122.1 million, outstanding letters of credit amounted to $887,000, there were no outstanding borrowings under the Credit Facility, and the Company had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility and for delayed draw borrowings of up to $250.0 million under the 2013 Term Loan. At March 31, 2013, net deferred tax liabilities totaled $384.0 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

As further described below and in “Near-term Operating Factors” above, much of our revenue is generated under long-term multi-year contracts, including the existing and new eight-year NASCAR television broadcast agreements and sponsorship, corporate marketing and other long-term contracts for multiple years beyond 2013. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. While these long-term television broadcasting rights agreements (existing and upcoming) will likely result in annual revenue increases over the contract periods, associated annual increases in purse and sanction fees paid to NASCAR may continue.

As further described below, we issued $100.0 million of additional 6 3/4% Senior Notes due in 2019 and amended our Credit Facility in the first quarter 2013, and plan to redeem all outstanding $275.0 million of 8 3/4% Senior Notes in the second quarter 2013. Although our first quarter and planned second quarter 2013 financing transactions do not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower than under our Senior Notes, particularly the 8 3/4% Senior Notes. Also, our amended Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. We reduced total long-term debt by $53.0 million in 2012 (and $58.0 million in 2011) through principal repayment, facilitated in part by various financing transactions. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in continuing increases in interest rates and other borrowing costs. At present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the “Risk Factors” in our 2012 Annual Report for additional risk factors related to our indebtedness and general economic conditions.

Amendment of Bank Credit Facility in 2013—In February 2013, we amended our Credit Facility which, among other things now: (i) provides for a five-year $100.0 million senior secured revolving credit facility; (ii) provides for a five-year $250.0 million senior secured term loan (the 2013 Term Loan) with a six-month delayed draw period; (iii) matures in February 2018; and (iv) allows us to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100.0 million with certain lender commitment conditions. Borrowings can be used to refinance existing indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations, and allows for annual aggregate payments of dividends and common stock repurchases and other investments, limits annual capital expenditures, and includes negative covenant restrictions, indebtedness guarantees and security pledges, generally the same as before amendment. Interest is based, at our option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The 2013 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing, with lenders receiving at least a 0.40% fee for six months on any delayed 2013 Term Loan borrowings until initially funded. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12.5 million in a twelve month period assuming an initial draw of $250.0 million).

2019 Senior Notes and Add-on Offering in 2013—At March 31, 2013, we had 6 3/4% Senior Notes aggregating $250.0 million in outstanding principal that mature in February 2019, with interest payments due semi-annually on February 1 and August 1. In January 2013, we completed a $100.0 million aggregate principal private placement add-on offering to the existing 2019 Senior Notes. These additional notes were issued at 105% of par, and net proceeds after commissions and fees approximated $103.4 million. The proceeds were used to repay $95.0 million of Credit Facility borrowings, representing all facility borrowings then outstanding, and the remainder was used for general corporate purposes. The Company commenced an exchange offer for substantially identical notes registered under the Securities Act in April 2013. The add-on notes are identical to the existing 2019 Senior Notes with the same terms and conditions, and governed by the same indenture. We may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2019 Senior Notes before February 1, 2014 with proceeds from equity offerings at a redemption premium of 106.75% of par.

2016 Senior Notes and Planned Early Redemption in 2013—At March 31, 2013, we had 8 3/4% Senior Notes aggregating $275.0 million in outstanding principal, which we plan to fully redeem in the second quarter 2013. The 2016 Senior Notes, scheduled to mature in June 2016, can be redeemed at a redemption premium of 104.375% of par beginning June 1, 2013 and annually declining to par after June 1, 2015. The Trustee of the notes delivered an irrevocable notice of redemption to note holders on our behalf on April 15, 2013. Under the notice, we are required to redeem all 2016 Senior Notes at a redemption premium of 104.375% of par on or after June 1, 2013 plus accrued interest. We plan to use borrowings under the 2013 Credit Facility, including Term Loan borrowings, to fund the planned redemption. Also, cash on hand could be used to fund part of the planned redemption, including redemption premium or other transaction costs. Assuming all 2016 Senior Notes are redeemed as of June 1, 2013, we anticipate reflecting a material charge to earnings in the second quarter 2013 for associated redemption premium of $12.0 million, unamortized net deferred loan costs of $2.7 million, unamortized issuance discount of $3.7 million, and settlement payment and transaction costs which presently are undeterminable.

Other General Debt Agreement Terms and Conditions—Our amended Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain ratios of funded debt to EBITDA and EBIT to interest expense. Our Credit Facility, and the Indentures governing the 2016 Senior Notes and the 2019 Senior Notes, among other things, contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, incurring other indebtedness, liens or pledging assets to third parties, mergers, transactions with affiliates, guarantees, investments, redemptions, disposition of property and entering into new lines of business. Our Credit Facility agreement, 2016 Senior Notes Indenture and 2019 Senior Notes Indenture contain cross-default provisions. The terms and conditions of our debt agreements are further described in Note 5 to the Consolidated Financial Statements.

We were in compliance with all debt covenants as of March 31, 2013. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.25 to 1.0 for the four fiscal quarters ending September 30, 2013; 2.50 to 1.0 for the four fiscal quarters ending September 30, 2014; and 3.50 to 1.0 for each fiscal quarter thereafter. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2012 Annual Report, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

NASCAR Broadcasting Rights Agreements—Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received from NASCAR broadcasting rights contracts with various television networks, which is expected to continue for the foreseeable future. The existing and new eight-year television broadcasting agreements were negotiated and contracted by NASCAR, as will other new contracts. Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each of our NASCAR-sanctioned racing events scheduled to be held in the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements. NASCAR ratings can impact attendance at our events and sponsorship opportunities.

The 2013 to-date television ratings for the NASCAR Sprint Cup Series, as well as the NASCAR Nationwide and Camping World Truck Series, have been mixed as compared to the same period last year. The 2012 full season television ratings, particularly for the NASCAR Sprint Cup Series, as well as the NASCAR Nationwide and Camping World Truck Series, increased over the prior year. In 2012, the NASCAR Sprint Cup Series continued as the second highest rated regular-season televised sport behind only the National Football League, and was the first or second-highest televised sport 20 out of 36 point event weekends. Also, the NASCAR Nationwide Series continued as television’s second, and the NASCAR Camping World Truck Series continued as cable television’s third, highest rated motorsports series in 2012. The NASCAR Sprint Cup Series has the dominant television ratings among regular season sports from February to July. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons.

Existing Multi-year NASCAR Broadcasting Rights Agreements—We participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. NASCAR announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry. This eight-year NASCAR broadcasting rights arrangement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our total contracted NASCAR broadcasting revenues are expected to approximate $199 million for 2013.

New Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreement—NASCAR announced it has reached an eight-year, multi-platform agreement with FOX Sports Media Group (FSMG) for the broadcasting and digital rights to 13 NASCAR Sprint Cup Series races and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2022. For the first time, the new agreement includes “TV Everywhere” rights that allow live-streaming of all FSMG races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website beginning in 2013. The new agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. Recent announcements have valued the new industry contract at more than $2.4 billion over eight years, representing an increase of approximately 36% over the current contract value. We believe this new stronger contract bodes well for NASCAR’s ongoing contract negotiations for the remaining portion of our sport’s season, and reflects the increasing value of our premium media content.

NASCAR and FOX Deportes, the No. 1 US Latino Sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Sprint Cup Series races starting in 2013. We believe this new and expanded market exposure to younger and widening demographics provides tremendous long-term marketing opportunities for our advertisers and other customers.

Stock Repurchase Program—Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of

Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2013, we repurchased 30,000 shares of common stock for approximately $519,000. As of March 31, 2013, we could repurchase up to an additional 214,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that we believe will increase shareholder value. At March 31, 2013, we had various construction projects underway. Similar to prior years, we plan to modernize and expand luxury suites and hospitality areas along certain speedway pit roads and grandstands, and install new billboards and other fan amenities at our speedway facilities. We also plan to continue investing in social media and web application technology to attract and enhance the entertainment experience of our race fans.

As of March 31, 2013, contractual obligations for capital expenditures were not significant. In 2012, capital expenditures amounted to $26.8 million, representing a sizable reduction compared to $59.3 million in 2011 and $37.2 million in 2010. At this time, aggregate payments for capital expenditures in 2013 are estimated to approximate $20.0 to $30.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under our Credit Facility as needed.

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

On February 13, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, payable on March 15, 2013 to shareholders of record as of March 1, 2013. On April 16, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 7, 2013 to shareholders of record as of May 17, 2013. These quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of March 31, 2013, we had aggregate outstanding letters of credit of $887,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on our financial instruments and fair value information. As of March 31, 2013, there were no borrowings outstanding under our floating interest rate Credit Facility. A change in interest rates of one percent on our floating rate notes receivable at March 31, 2013 would cause an approximate change in annual interest income of $23,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at March 31, 2013 or December 31, 2012.

In February 2013, we amended our Credit Facility which, among other things, now provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $250.0 million senior secured term loan with a six-month delayed draw period and matures in February 2018. As of March 31, 2013, we had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility and for delayed draw borrowings of up to $250.0 million under the Term Loan. As further discussed in “Liquidity” above, we issued additional 6 3/4% Senior Notes due 2016 in aggregate principal of $100.0 million in the first quarter 2013, and plan to redeem all outstanding 8 3/ 4% Senior Notes due 2019 in aggregate principal of $275.0 million in the second quarter 2013. Net proceeds from the additional 2019 Senior Notes were used to repay all outstanding Credit Facility borrowings. The 2016 Senior Notes are scheduled to mature in June 2016, and can be redeemed at a premium of 104.375% of par beginning June 1, 2013. We plan to use primarily borrowings under the 2013 Credit Facility (all variable rate), including Term Loan borrowings, to fund the planned redemption.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2013 and December 31, 2012 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2013	2012	2013	2012
Floating rate notes receivable(1)	$2,290	$2,385	$2,290	$2,385	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	—	95,000	—	95,000	February 2018
6 3/4% Senior Notes(3)	254,816	150,000	267,500	159,000	February 2019
8 3/4% Senior Notes(4)	271,069	270,758	289,781	292,875	June 2016

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the three months ended March 31, 2013 and 2012 was 2.7% and 2.8%, respectively.
(3)	Carrying values at March 31, 2013 and December 31, 2012 are reflected net of debt issuance premium of $4.8 million and $0, respectively.
(4)	Carrying values at March 31, 2013 and December 31, 2012 are reflected net of debt issuance discount of $3.9 million and $4.2 million, respectively.

Other Market Risk —As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $887,000, and no equity price risk, as of both March 31, 2013 and December 31, 2012.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various lawsuits in the normal course of business, some of which involve material claims. See Note 8 to the Consolidated Financial Statements for additional information on our legal proceedings and contingencies. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on our future financial position, results of operations or cash flows. See Item 1A “Risk Factors” of our 2012 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended March 31, 2013.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. We could repurchase up to an additional 214,000 shares under the current authorization as of March 31, 2013.

As set forth in the table below, we repurchased 30,000 shares of common stock on the open market for approximately $519,000 during the three months ended March 31, 2013. During the three months ended March 31, 2013, approximately 25,000 shares of our common stock were delivered to us at an average price per share of $17.24 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. These shares are reflected in the table below.

	Issuer Purchases of Equity Securities under Authorized Program as of March 31, 2013
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2013	11,000	$17.60	11,000	233,000
February 2013	9,000	16.89	9,000	224,000
March 2013	35,000	17.27	10,000	214,000
First Quarter 2013	55,000	$17.27	30,000	214,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
4.1

Form of 6 3/4% Senior Notes due 2019 (included in the Indenture dated as of February 3, 2011 by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 3, 2011).

4.2

Registration Rights Agreement dated as of January 11, 2013 by and among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 17, 2013).

10.1

Purchase Agreement dated January 8, 2013 by and among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2013).

10.2

Amended and Restated Credit Agreement dated as of February 1, 2013 (the “2013 Credit Agreement”) by and among the Company and Speedway Funding, LLC, as borrowers, certain subsidiaries of the Company, as guarantors, and the lenders named therein, including Bank of America, N.A., as administrative agent for the lenders and a lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2013).

10.3

Amended and Restated Pledge Agreement dated as of February 1, 2013 by and among the Company and its subsidiaries named therein, as pledgors, and Bank of America, N.A., as administrative agent for the lenders and a lender under the 2013 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2013).

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

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: May 2, 2013	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2013	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)