Form 10-Q
period 2013-06-30
SPEEDWAY MOTORSPORTS INC
filed 2013-08-05
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

[ ] Yes [X] No

As of August 2, 2013, there were 41,403,053 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$120,289	$106,408
Accounts and notes receivable, net	58,716	36,382
Prepaid and refundable income taxes	–	6,125
Inventories, net	9,443	8,794
Prepaid expenses	3,941	3,552
Deferred income taxes	741	741
Total Current Assets	193,130	162,002
Notes and Other Receivables:
Affiliates	3,490	3,681
Other	1,750	1,493
Other Assets	29,482	27,830
Property and Equipment, Net	1,126,139	1,148,418
Other Intangible Assets, Net	394,972	394,972
Goodwill (Note 4)	49,680	138,717
Total	$1,798,643	$1,877,113

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$14,538	$17,709
Accounts payable	18,993	10,887
Deferred race event and other income, net	70,113	58,492
Accrued income taxes	4,508	–
Accrued interest	7,458	6,231
Accrued expenses and other current liabilities	20,576	20,351
Total Current Liabilities	136,186	113,670
Long-term Debt (Note 5)	494,240	503,550
Payable to Affiliate	2,594	2,594
Deferred Income, Net	7,638	9,015
Deferred Income Taxes	377,424	385,736
Other Liabilities	4,703	4,672
Total Liabilities	1,022,785	1,019,237
Commitments and Contingencies (Notes 2, 5, 6 and 8)
Stockholders' Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,414,000 in 2013 and 41,433,000 in 2012	453	453
Additional Paid-in Capital	248,114	246,978
Retained Earnings	615,088	696,727
Treasury Stock at cost, shares – 3,917,000 in 2013 and 3,830,000 in 2012	(87,797)	(86,282)
Total Stockholders' Equity	775,858	857,876
Total	$1,798,643	$1,877,113

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2013	2012
Revenues:
Admissions	$34,194	$39,018
Event related revenue	53,495	55,667
NASCAR broadcasting revenue	80,712	78,040
Other operating revenue	8,362	8,298
Total Revenues	176,763	181,023

Expenses and Other:
Direct expense of events	33,739	34,532
NASCAR purse and sanction fees	48,432	47,191
Other direct operating expense	5,286	5,083
General and administrative	23,882	24,453
Depreciation and amortization	13,822	14,093
Interest expense, net	9,241	10,240
Impairment of goodwill (Note 4)	89,037	–
Loss on early debt redemption and refinancing (Note 5)	18,467	–
Other expense (income), net	133	(49)
Total Expenses and Other	242,039	135,543
(Loss) Income from Continuing Operations Before Income Taxes	(65,276)	45,480
Provision for Income Taxes	(2,508)	(18,519)
(Loss) Income from Continuing Operations	(67,784)	26,961
Loss from Discontinued Operation	(27)	(11)
Net (Loss) Income	$(67,811)	$26,950

Basic (Loss) Income Per Share:
Continuing Operations	$(1.64)	$0.65
Discontinued Operation	(0.00)	(0.00)
Net (Loss) Income	$(1.64)	$0.65
Weighted Average Shares Outstanding	41,424	41,451

Diluted (Loss) Income Per Share:
Continuing Operations	$(1.64)	$0.65
Discontinued Operation	(0.00)	(0.00)
Net (Loss) Income	$(1.64)	$0.65
Weighted Average Shares Outstanding	41,441	41,459

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2013	2012
Revenues:
Admissions	$55,950	$61,487
Event related revenue	77,284	80,369
NASCAR broadcasting revenue	111,151	107,473
Other operating revenue	16,600	16,496
Total Revenues	260,985	265,825

Expenses and Other:
Direct expense of events	48,948	49,521
NASCAR purse and sanction fees	67,718	65,946
Other direct operating expense	10,267	10,137
General and administrative	45,999	46,332
Depreciation and amortization	27,563	28,009
Interest expense, net	20,151	20,676
Impairment of goodwill (Note 4)	89,037	–
Loss on early debt redemption and refinancing (Note 5)	18,467	–
Other expense (income), net	243	(95)
Total Expenses and Other	328,393	220,526
(Loss) Income from Continuing Operations Before Income Taxes	(67,408)	45,299
Provision for Income Taxes	(1,709)	(18,456)
(Loss) Income from Continuing Operations	(69,117)	26,843
Loss from Discontinued Operation, Net of Taxes	(62)	(39)
Net (Loss) Income	$(69,179)	$26,804

Basic (Loss) Earnings Per Share:
Continuing Operations	$(1.67)	$0.65
Discontinued Operation	(0.00)	(0.00)
Net (Loss) Income	$(1.67)	$0.65
Weighted Average Shares Outstanding	41,426	41,447

Diluted (Loss) Earnings Per Share:
Continuing Operations	$(1.67)	$0.65
Discontinued Operation	(0.00)	(0.00)
Net (Loss) Income	$(1.67)	$0.65
Weighted Average Shares Outstanding	41,439	41,455

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, January 1, 2013	41,433	$453	$246,978	$696,727	$(86,282)	$857,876
Net loss	—	—	—	(69,179)	—	(69,179)
Share-based compensation	64	—	1,080	—	—	1,080
Exercise of stock options	3	—	56	—	—	56
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(12,460)	—	(12,460)
Repurchases of common stock	(86)	—	—	—	(1,515)	(1,515)
Balance, June 30, 2013	41,414	$453	$248,114	$615,088	$(87,797)	$775,858

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(69,179)	$26,804
Loss from discontinued operation, net of tax	62	39
Cash used by operating activities of discontinued operation	(62)	(39)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Impairment of goodwill	89,037	—
Loss on early debt redemption and refinancing, non-cash	6,386	—
Deferred loan cost amortization	1,361	1,252
Interest expense accretion of debt discount and premium, net	294	872
Depreciation and amortization	27,563	28,009
Amortization of deferred income	(3,094)	(3,087)
Deferred income tax provision	(8,275)	10,584
Share-based compensation	1,080	969
Changes in operating assets and liabilities:
Accounts and notes receivable	(22,889)	(22,130)
Prepaid refundable and accrued income taxes	10,633	7,315
Inventories	(649)	(1,109)
Prepaid expenses	(389)	(127)
Accounts payable	7,862	10,820
Deferred race event and other income	13,226	13,398
Accrued interest	1,227	(17)
Accrued expenses and other liabilities	515	(763)
Deferred income	138	1,217
Other assets and liabilities	(12)	88
Net Cash Provided By Operating Activities	54,835	74,095

Cash Flows from Financing Activities:
Borrowings under long-term debt	355,000	—
Principal payments on long-term debt	(371,500)	(19,000)
Payment of debt refinancing and amendment costs	(5,779)	—
Dividend payments on common stock	(12,460)	(12,461)
Exercise of common stock options	56	—
Repurchases of common stock	(1,515)	(1,392)
Net Cash Used By Financing Activities	(36,198)	(32,853)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2013	2012
Cash Flows from Investing Activities:
Payments for capital expenditures	$(5,118)	$(17,566)
Proceeds from sales of property and equipment	64	—
Increase in other non-current assets	—	(30)
Repayment of notes and other receivables	298	128
Net Cash Used By Investing Activities	(4,756)	(17,468)

Net Increase In Cash and Cash Equivalents	13,881	23,774
Cash and Cash Equivalents at Beginning of Period	106,408	87,368
Cash and Cash Equivalents at End of Period	$120,289	$111,142

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$19,185	$20,825
Cash paid for income taxes	600	600
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	244	3,308
Increase in deferred income for exchange of property and equipment	—	1,247

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

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its 2012 Annual Report. In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company's motorsports business. See Note 2 to the Consolidated Financial Statements in our 2012 Annual Report for further discussion of significant accounting policies.

Quarterly Reporting—The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company's speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business. There were no significant racing schedule changes for the three and six months ended June 30, 2013 as compared to 2012.

Marketing Agreements—The Company had one facility naming rights agreement that renamed Sears Point Raceway as Infineon Raceway, which expired in the second quarter 2012. This naming rights agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue received by the Company under this agreement individually was not material. The facility has been renamed Sonoma Raceway.

Joint Venture Equity Investment—The Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA). MA's operations consist principally of trackside, and to a lesser extent wholesale and retail, event souvenir merchandising as licensed and regulated under certain NASCAR Teams Licensing Trust agreements. The NASCAR Trust has the ability to significantly influence MA’s operations and results.

As further described in Note 2 to the Consolidated Financial Statements in our 2012 Annual Report, the carrying value of our equity investment in MA was reduced to $0 as of December 31, 2009. Under equity method accounting, we are no longer recording our 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, our second quarter and year-to-date 2013 and 2012 results were not impacted by MA’s operations under the equity method. The following summarized financial information on MA’s operating results is presented for informational purposes (in thousands):

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
Net sales	$10,650	$10,997	$14,992	$17,127
Gross profit	4,537	4,958	5,972	7,199
Income from continuing operations	1,463	1,632	255	1,232
Net income	1,463	1,632	255	1,232

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

The effective income tax rate for the three and six months ended June 30, 2013 was 37.1%, excluding the negative impact of recording tax benefits of approximately $2.3 million related to the 2013 goodwill impairment charge of $89.0 million (a significant portion had no tax benefit) as further described in Note 4 and a one-time benefit of state income tax restructuring. The Company’s consolidated financial statements for the three months ended June 30, 2013 reflect a one-time tax benefit, decreasing income tax expense and deferred income taxes, of approximately $4.1 million resulting from strategic state tax restructuring in the first quarter 2013 which was effective January 1, 2013. Although this benefit should have been recorded in the first quarter 2013, the Company believes the impact was not material to the prior or current quarter. The effective income tax rate for the three and six months ended June 30, 2012 was 40.7%. Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of June 30, 2013 and December 31, 2012, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. Interest and penalties recognized on uncertain tax positions amounted to $19,000 for each of the three months ended June 30, 2013 and 2012, and $37,000 for each of the six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, the Company had $807,000 and $771,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of June 30, 2013, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2012 by the California Franchise Tax Board, and 2009 through 2012 by all other taxing jurisdictions to which the Company is subject. The Company’s 2011 federal income tax return is under examination by the Internal Revenue Service, which began in March 2013. There was no change or activity for unrecognized tax benefits during the three and six months ended June 30, 2013 or 2012.

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended June 30, 2013 and 2012 amounted to $1,521,000 and $1,602,000, and for the six months ended June 30, 2013 and 2012 amounted to $2,523,000 and $2,545,000.

Advertising Expenses—Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $5,996,000 and $6,848,000 for the three months ended June 30, 2013 and 2012, and $8,595,000 and $9,356,000 for the six months ended June 30, 2013 and 2012. There were no deferred direct-response advertising costs at June 30, 2013 or December 31, 2012.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 (in thousands):

			June 30, 2013		December 31, 2012
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$120,289	$120,289	$106,408	$106,408
Floating rate notes receivable	2	NR	2,195	2,195	2,385	2,385
Cash surrender values	2	NR	4,763	4,763	4,621	4,621

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	250,000	250,000	95,000	95,000
6 ¾% Senior Notes Payable due 2019	1	NR	254,610	262,500	150,000	159,000
8 ¾% Senior Notes payable previously due 2016 (Note 5)	1	NR	—	—	270,758	292,875
Other long-term debt	2	NR	4,168	4,168	5,501	5,501

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

TMS, in conjunction with the Fort Worth Sports Authority, has a two-year oil and gas mineral rights lease agreement expiring December 2013 which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS should extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 is being accreted into other operating revenue over the two-year agreement term on a straight-line basis, with $803,000 and $801,000 recognized in the three months ended June 30, 2013 and 2012, and $1,605,000 and $1,607,000 recognized in the six months ended June 30, 2013 and 2012. Deferred revenue recognizable through December 2013 is reflected as current liabilities in deferred race event and other income.

Recently Issued Accounting Standards—The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30 “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”. Under this Update, entities have an option not to calculate annually the fair value of an indefinite-lived intangible asset if it determines that it is not more likely than not the asset is impaired. This Update permits entities to assess qualitative factors when testing indefinite-lived intangible assets for impairment results similar to the goodwill impairment testing guidance in Update 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. If, after assessing the totality of events and circumstances, an entity concludes it is not more likely than not that the indefinite-lived intangible asset is impaired, no further action is required. However, if an entity concludes otherwise, it is required to determine fair value of the intangible asset and perform quantitative impairment testing by comparing fair value with the carrying amount in accordance with Subtopic 350-30. Entities also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Entities should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the intangible asset is impaired, and should refer to examples in paragraph 350-30-35-18B(a) through (f) for guidance about the types of events and circumstances to consider in evaluating possible impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company’s adoption had no impact on its financial statements or disclosures, and the Company now applies this guidance to its impairment assessments.

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

The FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” whereby an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent those three items are not available at the reporting date under tax law of applicable jurisdictions to settle additional income taxes that would result from the disallowance of a tax position or such tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. The assessment of whether deferred tax assets are available is based on unrecognized tax benefits and deferred tax assets existing at the reporting date, and should be made presuming disallowance of associated tax positions at that date. The guidance is effective for fiscal years and interim periods beginning after December 15, 2013, applies prospectively to all unrecognized tax benefits existing at the effective date, and does not require new recurring disclosures. Early and retrospective adoption is permitted. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	June 30, 2013	December 31, 2012
Souvenirs and apparel	$3,060	$2,599
Finished vehicles, parts and accessories	5,505	5,591
Micro-lubricant® and other	878	604
Total	$9,443	$8,794

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At June 30, 2013 and December 31, 2012, inventories reflect provisions of $4,492,000 and $4,757,000.

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

Annual Assessment, Impairment of Goodwill—The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2012 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Management's latest annual assessment in the second quarter 2013, based predominately on management's best estimate of future discounted operating cash flows and profitability for all reporting units, indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for two reporting units (NHMS and KyS acquired in 2008). Among other factors, our assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels through modest annual growth rates for periods of approximately eight years depending on the associated projected revenue stream, and strategic amounts of planned capital expenditures. We also assumed that increases in contracted NASCAR television broadcasting rights revenues after 2014 would approximate at least those reflected in the recently negotiated multi-year contracts beginning in 2015.

As previously reported in our 2012 Annual Report and first quarter 2013 Form 10-Q, based on our 2012 annual assessment, the estimated fair values for reporting units NHMS and KyS exceeded their carrying values with associated risk of failing step one of impairment testing. The 2013 annual evaluation found the carrying values for NHMS and KyS exceeded estimated fair value reflecting lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and lower than anticipated revenues for certain 2013 major racing events at NHMS and KyS, further reducing visibility on profitability recovery. As such, a non-cash impairment charge of $89,037,000, before income tax benefits of $2,341,000, was reflected in the second quarter 2013 to reduce goodwill related to NHMS and KyS to estimated fair value of $0. Of that charge, goodwill for NHMS of $82,725,000 originated upon recording deferred tax liabilities associated with race date intangibles established under purchase method accounting rules over and above NHMS’s net cash purchase price of $330.1 million paid in 2008. Those accounting rules required establishing such deferred tax liabilities assuming the Company would ultimately sell NHMS assets, and not stock, for tax reporting purposes. Those accounting rules prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely and that no sale is being contemplated. The impairment does not pertain to or affect the underlying value of our race date intangibles. The 2013 charge and associated operations are included in our "motorsports event related" reporting segment (see Note 10).

Management believes the Company’s operational and cash flow forecasts support its conclusions. Management’s latest annual impairment assessment indicated no other impairment of goodwill or other intangible assets has occurred through and as of June 30, 2013. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Changes in the gross carrying value of other intangible assets and goodwill during the six months ended June 30, 2013 are as follows (in thousands):

	Other Intangible Assets	Goodwill
Balance, beginning of period	$395,013	$138,717
Increase from acquisitions	–	–
Decrease from impairment charges	–	(89,037)
Balance, end of period	$395,013	$49,680

At June 30, 2013, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $146.2 million and $3.3 million, respectively. As of June 30, 2013 and December 31, 2012, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913		—
Amortizable race event sanctioning and renewal agreements	100	$(41)	59	100	$(41)	59	5	-	6
Total	$395,013	$(41)	$394,972	$395,013	$(41)	$394,972

5. LONG-TERM DEBT

As further described below, the Company amended its Credit Facility and issued additional 2019 Senior Notes in the first quarter 2013, and redeemed all outstanding 2016 Senior Notes in the second quarter 2013.

Amendment of Bank Credit Facility—In February 2013, the Company’s Credit Facility was amended (the 2013 Credit Facility or Credit Facility) which, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $250,000,000 senior secured term loan (the Term Loan); (iii) matures in February 2018; (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100,000,000 with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000. The amended Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12,500,000 in a twelve month period based on an initial draw of $250,000,000). As further discussed below, the Company repaid $95,000,000 of Term Loan borrowings with proceeds from the add-on offering of 2019 Senior Notes in the first quarter 2013, and borrowed $250,000,000 under the Term Loan to fund the redemption of the 2016 Senior Notes in the second quarter 2013. At June 30, 2013 and December 31, 2012, outstanding borrowings under the Credit Facility were $250,000,000 and $95,000,000 (all Term Loan borrowings). At June 30, 2013, outstanding letters of credit amounted to $887,000.

Interest is based, at the Company’s option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The 2013 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The 2013 Credit Facility requires that the Company maintain certain ratios of funded debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense. The amended Credit Facility also contains other affirmative and negative financial covenants and restrictions, and indebtedness is secured by a pledge of all capital stock and limited liability company interests of the Guarantors, generally on the same terms and conditions as before amendment. Prior to 2013 amendment, interest was based on LIBOR plus 1.75% to 2.75% or the greater of Bank of America’s prime rate, Federal Funds rate plus 0.5% or LIBOR plus 1.0%, plus 0.75% to 1.75%, and the commitment fee ranged from 0.35% to 0.55% of unused amounts available for borrowing.

2019 Senior Notes and Add-on Offering in 2013—In 2011, the Company completed a private placement offering of 6 ¾% senior notes (the 2019 Senior Notes) in aggregate principal amount of $150,000,000 issued at par, and a subsequent exchange offer for substantially identical notes registered under the Securities Act. In January 2013, the Company completed a private placement add-on offering to the existing 2019 Senior Notes in aggregate principal amount of $100,000,000 issued at 105% of par, and net proceeds after commissions and fees approximated $103,408,000. The proceeds were used to repay $95,000,000 of Credit Facility borrowings, representing all facility borrowings then outstanding, and the remainder was used for general corporate purposes. The Company completed an exchange offer for substantially identical notes registered under the Securities Act in the second quarter 2013. The add-on notes are identical to the existing 2019 Senior Notes with the same terms and conditions, and are governed by the same indenture. The 2019 Senior Notes mature in February 2019, and interest payments are due semi-annually on February 1 and August 1. Debt issuance premium and associated deferred loan costs are being amortized over the remaining note term through February 2019. As of June 30, 2013, the 2019 Senior Notes carrying value of $254,610,000 includes unamortized issuance premium of $4,610,000.

Early Redemption of 2016 Senior Notes in 2013— Effective June 1, 2013, the Company redeemed all outstanding 8 ¾% senior notes (the 2016 Senior Notes) in aggregate principal amount of $275,000,000 at 104.375% of par plus accrued interest. The 2016 Senior Notes originally issued at 96.8% of par were scheduled to mature in June 2016, with interest payments due June 1 and December 1, and had unamortized issuance discount of $4,242,000 at December 31, 2012. The Company used Term Loan borrowings of $250,000,000 and cash on hand of $37,081,000 to fund the redemption, including redemption premium and transaction costs. The second quarter 2013 loss on early debt redemption and refinancing represents a charge to earnings of $18,467,000, before income taxes of approximately $6.8 million, for associated redemption premium, unamortized net deferred loan costs and issuance discount, and transaction costs.

Other Terms and Conditions—The 2013 Credit Facility and 2019 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, speedway or other acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The 2013 Credit Facility and 2019 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of June 30, 2013. See Note 5 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report for additional information on these debt agreements, including dividend, redemption and right of payment provisions.

Other Notes Payable—Long-term debt includes two non-interest bearing debt obligations associated with the Company's acquisition of KyS. Each obligation is payable in 60 monthly installments of $125,000. As of June 30, 2013 and December 31, 2012, their combined carrying values of $4,168,000 and $5,501,000 reflect discounts of $332,000 and $499,000, respectively, based on effective interest rates of 6% and 7%.

Subsidiary Guarantees—Amounts outstanding under the 2013 Credit Facility and 2019 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently non-material). These guarantees are full and unconditional and joint and several, with the 2019 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2013	2012	2013	2012
Gross interest costs	$9,409	$10,597	$20,501	$21,249
Less: capitalized interest costs	(53)	(286)	(89)	(441)
Interest expense	9,356	10,311	20,412	20,808
Interest income	(115)	(71)	(261)	(132)
Interest expense, net	$9,241	$10,240	$20,151	$20,676
Weighted-average interest rate on Credit Facility borrowings	2.2%	2.7%	2.3%	2.8%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2013	2012	2013	2012
(Loss) income from continuing operations applicable to common stockholders and assumed conversions	$(67,784)	$26,961	$(69,117)	$26,843

Weighted average common shares outstanding	41,424	41,451	41,426	41,447
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	17	8	13	8
Weighted average common shares outstanding and assumed conversions	41,441	41,459	41,439	41,455

Basic (loss) earnings per share	$(1.64)	$0.65	$(1.67)	$0.65
Diluted (loss) earnings per share	$(1.64)	$0.65	$(1.67)	$0.65
Anti-dilutive common stock equivalents excluded in computing diluted (loss) earnings per share	840	1,033	891	1,037

Stock Repurchase Program—The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and six months ended June 30, 2013, the Company repurchased 32,000 and 62,000 shares of common stock for $578,000 and $1,097,000. As of June 30, 2013, the Company could repurchase up to an additional 182,000 shares under the current authorization. As of and through June 30, 2013, treasury stock includes 98,000 shares of common stock delivered to the Company in satisfaction of tax withholding obligations of holders of vested restricted shares issued under our equity compensation plans.

Declaration of Cash Dividends—To date in 2013, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 13, 2013	April 16, 2013	July 18, 2013
Record date	March 1, 2013	May 17, 2013	August 16, 2013
Paid or payable to shareholders	March 15, 2013	June 7, 2013	September 6, 2013
Aggregate quarterly cash dividend	$6,246	$6,214	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company's Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at June 30, 2013 and December 31, 2012 include $3,490,000 and $3,681,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before June 30, 2014, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2012 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $96,000 and $93,000 in the three months ended June 30, 2013 and 2012, and $191,000 and $185,000 in the six months ended June 30, 2013 and 2012. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at June 30, 2013 and December 31, 2012 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before June 30, 2014.

Certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $164,000 and $173,000 in the three months ended June 30, 2013 and 2012, and $330,000 and $311,000 in the six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, amounts owed to these affiliated companies were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company's Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $28,000 and $43,000 in the three months ended June 30, 2013 and 2012, and $39,000 and $139,000 in the six months ended June 30, 2013 and 2012. There were no vehicles sold to SAI in the three and six months ended June 30, 2013 or 2012. Also, SMI Properties sold merchandise to SAI totaling $179,000 and $176,000 in the three months ended June 30, 2013 and 2012, and $349,000 and $319,000 in the six months ended June 30, 2013 and 2012. Amounts due from SAI at June 30, 2013 and December 31, 2012 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $450,000 and $568,000 in the three months ended June 30, 2013 and 2012, and $1,022,000, and $1,151,000 in the six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, approximately $147,000 and $137,000 was due from SAI to Oil-Chem. These amounts are reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during Company events. In the three months ended June 30, 2013 and 2012, merchandise purchases approximated $48,000 and $56,000, and merchandise sales and event related commissions approximated $612,000 and $569,000, respectively. In the six months ended June 30, 2013 and 2012, merchandise purchases approximated $462,000 and $439,000, and merchandise sales and event related commissions approximated $1,185,000 and $1,167,000, respectively. At June 30, 2013, net amounts due to MA approximated $42,000, and at December 31, 2012, net amounts due from MA approximated $491,000. These amounts are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of June 30, 2013 and December 31, 2012, and transactions for the three and six months ended June 30, 2013 and 2012, are summarized below (in thousands):

	June 30, 2013	December 31, 2012
Notes and other receivables	$3,683	$4,336
Amounts payable to affiliates	2,594	2,594

	Three Months Ended June 30:		Six Months Ended June 30:
	2013	2012	2013	2012
Merchandise and vehicle purchases	$76	$99	$501	$578
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,336	1,408	2,746	2,827
Rent expense	164	173	330	311
Interest income	24	28	49	57
Interest expense	25	26	50	52

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

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and restricted stock units to the Company’s President and Chief Operating Officer in each of the six months ended June 30, 2013 and 2012. To date, all grants under the 2004 Plan are to be settled in shares of common stock, vest in equal installments over three years or after three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target. In the six months ended June 30, 2013 and 2012, the Company repurchased 25,000 and 22,000 shares of common stock for $418,000 and $359,000 from executive management employees to settle income taxes on 48,000 and 60,000 shares that vested during the period, respectively. Also, 40,000 stock options granted in 2009 to a non-executive management employee at an exercise price per share of $14.58 vested during the six months ended June 30, 2012.

The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan during the six months ended June 30, 2013 and 2012 (shares in thousands):

	Six Months Ended June 30:
	2013		2012
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	60	60	63	63
Granted	35	35	35	35
Vested	(24)	(24)	(30)	(30)
Forfeited	(12)	(12)	(8)	(8)
Outstanding, end of period	59	59	60	60

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

Under the 2013 Plan, 3,500,000 shares of SMI’s common stock have been reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2013 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options or SARs aggregating more than 300,000 shares of common stock during any calendar year; (iii) in the case of awards other than options or SARs that are intended to be “performance-based compensation”, no individual may be granted an aggregate of more than 100,000 shares of common stock during any calendar year; and (iv) with respect to any cash-based stock award that is intended to be a performance award, the maximum cash payment that may be paid during any one calendar year to an individual is $10,000,000.

Employee Stock Purchase Plan—No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2013 or 2012.

Share-Based Payments—The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2013 or 2012 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under the 1994 Stock Option Plan, 2004 Stock Incentive Plan or Formula Stock Option Plan during the three and six months ended June 30, 2013 or 2012. Options to purchase 3,500 shares of common stock at $15.83 per share granted under the 2004 Stock Incentive Plan were exercised by employees during the three and six months ended June 30, 2013. No stock options were exercised during the three or six months ended June 30, 2012.

Share-based compensation cost for the three months ended June 30, 2013 and 2012 totaled $555,000 and $472,000, before income taxes of $206,000 and $192,000, and for the six months ended June 30, 2013 and 2012 totaled $1,080,000 and $969,000, before income taxes of $400,000 and $395,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at June 30, 2013 or December 31, 2012. As of June 30, 2013, there was approximately $2,322,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.9 year. As of June 30, 2013, all stock options are vested and there was no unrecognized compensation cost related to stock options granted under the 2004 Plan, the 1994 Plan or the Formula Stock Option Plan.

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

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. Segment information on continuing operations for the three and six months ended June 30, 2013 and 2012, and as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

	Three Months Ended June 30:
	2013			2012
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$171,592	$5,171	$176,763	$175,954	$5,069	$181,023
Depreciation and amortization	13,766	56	13,822	14,032	61	14,093
Impairment of goodwill (Note 4)	89,037	–	89,037	–	–	–
Segment operating (loss) income	(38,440)	1,005	(37,435)	54,591	1,080	55,671
Capital expenditures	–	–	–	–	–	–

	Six Months Ended June 30:
	2013			2012
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$250,616	$10,369	$260,985	$255,462	$10,363	$265,825
Depreciation and amortization	27,446	117	27,563	27,882	127	28,009
Impairment of goodwill (Note 4)	89,037	–	89,037	–	–	–
Segment operating (loss) income	(30,317)	1,770	(28,547)	63,851	2,029	65,880
Capital expenditures	5,100	18	5,118	17,501	65	17,566

	June 30, 2013			December 31, 2012
Other intangibles	$394,972	–	$394,972	$394,972	–	$394,972
Goodwill intangibles	49,680	–	49,680	138,717	–	138,717
Total assets	1,772,582	$26,061	1,798,643	1,852,150	$24,963	1,877,113

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) for the periods indicated (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2013	2012	2013	2012
Total segment operating (loss) income from continuing operations	$(37,435)	$55,671	$(28,547)	$65,880
Adjusted for:
Interest expense, net	(9,241)	(10,240)	(20,151)	(20,676)
Loss on early debt redemption and refinancing (Note 5)	(18,467)	–	(18,467)	–
Other (expense) income, net	(133)	49	(243)	95
Consolidated (loss) income from continuing operations before income taxes	$(65,276)	$45,480	$(67,408)	$45,299

11. DISCONTINUED OIL AND GAS OPERATIONS

In 2008, the Company discontinued its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. These oil and gas activities are presented as discontinued operations for all periods using applicable authoritative guidance. As of December 31, 2012, SMIL owned an interest in one foreign entity owning certain oil and gas mineral rights in Russia, which has been reflected as fully impaired since December 31, 2008 because of significant uncertainties about its economic viability. The Company finalized dissolution of this foreign interest in early 2013 with no resulting financial statement impact. At June 30, 2013 and December 31, 2012, there were no assets, liabilities or outstanding standby letters of credit associated with discontinued operations. The Company has no continuing involvement or ownership interest in these discontinued operations.

During the three and six months ended June 30, 2013 and 2012, the Company incurred legal fees and other costs associated with efforts to sell or dissolve its remaining foreign investment interests and recover previously reserved receivables (see Note 8 for information on legal proceedings associated with oil and gas activities). No associated income tax benefits have been reflected in any period presented. While the Company plans to continue litigation of the matter to maximize potential recovery value, future legal costs are not expected to be significant. See Note 14 to the Consolidated Financial Statements in our 2012 Annual Report for additional information on historical activities, accounting policies, and uncertainty involving fully reserved receivables associated with these discontinued operations.

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
•

Other operating revenue – includes certain merchandising revenues of SMI Properties and subsidiaries; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; TMS oil and gas mineral rights lease revenues; and industrial park and office rentals

Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than merchandise sales, as well as sales of US Legend Cars, Oil-Chem, SMI Properties and subsidiaries or other operating revenues.

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

The Company promotes outdoor motorsports events and derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions can have a negative effect on the Company’s results of operations. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

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

The Company’s business has been, and is expected to remain, somewhat seasonal. The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three and six months ended June 30, 2013 and 2012 are not indicative of results that may be expected for future periods because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company's scheduled major (Sprint Cup and Nationwide Series) NASCAR-sanctioned racing events for 2013 and 2012.

	Number of scheduled major NASCAR-sanctioned events
	2013	2012
1st Quarter	4	4
2nd Quarter	8	8
3rd Quarter	8	8
4th Quarter	4	4
Total	24	24

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere as indicated.

Significant items discussed elsewhere in indicated sections of this report:

●	Second quarter 2013 impairment of goodwill related to NHMS and KyS (discussed in Note 4 to the Consolidated Financial Statements)
●

First quarter 2013 issuance of “additional” 6 3/4% Senior Notes and Credit Facility amendment, and second quarter 2013 redemption of 8 3/4% Senior Notes (discussed below in “Liquidity” and Note 5 to the Consolidated Financial Statements)

●	Reduced interest costs anticipated from 2013 financing transactions and sizable long-term debt repayments in 2012 (discussed below in “Liquidity”)
●	Continued reduction in capital expenditures anticipated for 2013 (discussed below in “Capital Expenditures”)
●	Existing and new expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreements (discussed below in “Liquidity”)
●	Quarterly cash dividends on common stock (discussed below in “Dividends”)

General Factors and Current Operating Trends—Our year-to-date results for the 2013 race season reflect relatively smaller decreases in admissions and certain marketing, promotional and other event related revenue categories on a year-over-year comparable event basis. Management believes admissions were negatively impacted by poor weather surrounding certain second quarter 2013 racing events, including the NASCAR Sprint Cup race at SR and rain delayed, shortened and rescheduled NASCAR Sprint Cup and Nationwide races held at CMS and KyS. There has been record rainfall this year in many parts of the East Coast of the United States. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. When events are rescheduled or postponed because of weather, we typically incur additional operating expenses, as well as generate lower admissions, food, beverage and souvenir revenues.

Management also believes many of our revenue categories continue to be negatively impacted by weak consumer and corporate spending, including high unemployment, high fuel, food and health-care costs, difficult housing markets and other economic factors. The strength and duration of recovery in the US economy currently remains uncertain. Possible changes in governmental taxing, regulatory, spending and other policy could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the consumer and credit markets and improve economic conditions. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these difficult conditions might further improve cannot be determined at this time.

Our speedway facilities are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. Incidents such as the recent bombings in Boston can affect public concerns regarding large gatherings of people, including travel to large populated venues or locations. These or other unforeseen factors, particularly additional incidents, could have a significant negative impact on attendance and other event related spending by individuals or corporate fans and customers who have or might have planned to attend one or more of our racing events. See our “Risk Factors” in our 2012 Annual Report for additional information on ongoing weak economic conditions, financial market disruptions and geopolitical risks.

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

Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increases. We believe that a portion of the decline in attendance over the past few years can be attributed to that changing demographic. We are, therefore, increasingly investing in new marketing approaches and technology to foster attendance by families, particularly those with younger children and teenagers. We are increasingly investing in social media advertising, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. Other marketing and promotional efforts include:

●	offering and expanding our family-friendly and first-time fan programs to help educate and engage new fans
●	ongoing efforts to shorten travel times
●	working with local and regional lodging proprietors to lower prices and reduce or eliminate minimum stay requirements
●	programs to honor and reward long-time fans and continued patronage
●	new, lower children ticket pricing and rainout policies for various ticket holders
●	code of conduct text response systems, similar to other major sports venues

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

Ongoing Improvements in Our Sport—Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. In 2013, car manufacturers Chevrolet, Toyota, and Ford have brought brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. This new major car change, referred to as the next generation Sprint Cup car or “Gen-6” program, reflects NASCAR’s efforts to restore manufacturer brand identity and improve on-track racing competition. NASCAR has implemented several competition changes for the 2013 season, including a new qualifying format for the Sprint Cup Series that places a greater emphasis on speed and increased competition. NASCAR also changed the maximum starting field for the Nationwide Series from 43 to 40 race cars, and track testing for the Sprint Cup, Nationwide and Camping World Truck Series, in ongoing efforts to enhance on-track racing competition. Also, female race driver Danica Patrick now competes in the Sprint Cup and Nationwide Series, representing one of the many sizeable and largely untapped demographics in NASCAR racing.

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

Reaffirmed 2013 Earnings Guidance—In connection with our second quarter 2013 earnings release, management reaffirmed its previous full year 2013 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding special charges. The range of earnings guidance reflects the continuing negative impact of difficult and uncertain economic conditions, including high unemployment and consumer costs. Higher fuel, health-care and food costs and unemployment, among other items, could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below helps in understanding and comparing our results of operations. As further described above in “Near-Term Operating Factors”, management believes admissions, many event related revenue categories and other operating revenues continue to be negatively impacted by ongoing weak economic conditions, including high unemployment and high fuel, food and health-care costs. Management also believes admissions were negatively impacted by poor weather surrounding certain second quarter 2013 racing events, including the NASCAR Sprint Cup race at SR and rain delayed, shortened and rescheduled NASCAR Sprint Cup and Nationwide races held at CMS and KyS. There were no significant racing schedule changes in the three and six months ended June 30, 2013 as compared to 2012.

Non-GAAP Financial Information and Reconciliation —Income from continuing operations, and diluted earnings per share from continuing operations as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income (loss), diluted earnings (loss) per share, income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations. Non-GAAP income and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts as presented below. The following schedule separately presents individual corresponding GAAP amounts and adjustments net of taxes, and reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. See Notes 2, 4, 5 and 11 to the Consolidated Financial Statements for additional information on the one-time income tax benefit, 2013 impairment of goodwill, 2013 loss on early debt redemption and refinancing and discontinued operations, respectively.

Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate and adjusted information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income (loss), diluted earnings (loss) per share, or income (loss) and diluted earnings (loss) per share from continuing operations, determined in accordance with GAAP. Individual quarterly amounts may not be additive due to rounding.

	Three Months Ended June 30:		Six Months Ended June 30:
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Consolidated net (loss) income using GAAP	$(67,811)	$26,950	$(69,179)	$26,804
Loss from discontinued operation	27	11	62	39
Consolidated (loss) income from continuing operations	(67,784)	26,961	(69,117)	26,843
Impairment of goodwill	86,696	--	86,696	--
Loss on early debt redemption and refinancing	11,619	--	11,619	--
One-time benefit of state income tax restructuring	(4,056)	--	(4,056)	--
Non-GAAP consolidated income from continuing operations	$26,475	$26,961	$25,142	$26,843

Consolidated diluted (loss) earnings per share using GAAP	$(1.64)	$0.65	$(1.67)	$0.65
Loss from discontinued operation	--	--	--	--
Consolidated diluted (loss) earnings per share from continuing operations	(1.64)	0.65	(1.67)	0.65
Impairment of goodwill	2.09	--	2.09	--
Loss on early debt redemption and refinancing	0.28	--	0.28	--
One-time benefit of state income tax restructuring	(0.10)	--	(0.10)	--
Non-GAAP diluted earnings per share from continuing operations	$0.64	$0.65	$0.61	$0.65

Three Months Ended June 30, 2013 Compared To Three Months Ended June 30, 2012

Total Revenues for the three months ended June 30, 2013 decreased by $4.3 million, or 2.4%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2013 decreased by $4.8 million, or 12.4%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions at NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Event Related Revenue for the three months ended June 30, 2013 decreased by $2.2 million, or 3.9%, from such revenue for the same period last year. This decrease is due primarily to declines in almost all categories of event related revenues associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by higher track rental and driving school revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the three months ended June 30, 2013 increased by $2.7 million, or 3.4%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended June 30, 2013 increased by $64,000, or 0.8%, over such revenue for the same period last year. This increase reflects a combination of individually insignificant items in the current period.

Direct Expense of Events for the three months ended June 30, 2013 decreased by $793,000, or 2.3%, from such expense for the same period last year. This decrease reflects lower advertising and other promotional expenses and a combination of individually insignificant items in the current period. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2013 increased by $1.2 million, or 2.6%, over such expense for the same period last year. This increase reflects higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the three months ended June 30, 2013 increased by $203,000, or 4.0%, over such expense for the same period last year. This increase reflects a combination of individually insignificant items in the current period.

General and Administrative Expense for the three months ended June 30, 2013 decreased by $571,000, or 2.3%, over such expense for the same period last year. This decrease reflects lower legal and other professional service costs and property taxes and a combination of individually insignificant items, which were partially offset by wage cost inflation in the current period.

Depreciation and Amortization Expense for the three months ended June 30, 2013 decreased by $271,000, or 1.9%, from such expense for the same period last year. This decrease reflects that certain assets are now fully depreciated and a combination of individually insignificant items in the current period.

Interest Expense, Net for the three months ended June 30, 2013 was $9.2 million compared to $10.2 million for the same period last year. This change reflects redemption of higher interest rate 2016 Senior Notes with lower interest rate Credit Facility borrowings as further described in Note 5 to the Consolidated Financial Statements, and lower total outstanding debt and lower interest on Credit Facility borrowings in the current period. The change also reflects lower capitalized interest in the current period as compared to the same period last year.

Impairment of Goodwill for the three months ended June 30, 2013 represents a non-cash impairment charge of $89.0 million, before income tax benefits of $2.3 million, to reduce the carrying value of NHMS and KyS goodwill based on our 2013 annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements. Of that charge, goodwill for NHMS of $82.7 million originated upon recording deferred tax liabilities associated with race date intangibles established under purchase method accounting rules. Those rules required deferred tax liabilities be established assuming we would ultimately sell NHMS assets, and not stock, for tax reporting purposes, and prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely.

Loss on Early Debt Redemption and Refinancing for the three months ended June 30, 2013 represents a charge to earnings of $18.5 million, before income taxes of $6.8 million, for redemption premium, unamortized net deferred loan costs, issuance discount and transaction costs associated with the former 2016 Senior Notes as further described in Note 5 to the Consolidated Financial Statements.

Other Expense, Net for the three months ended June 30, 2013 was $133,000 compared to other income, net of $49,000 for the same period last year. This change is due to higher unused loan commitment fees and to a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the three months ended June 30, 2013 was 37.1%, excluding the negative impact of recording no tax benefit related to a significant portion of the goodwill impairment charge and certain one-time benefits of state income tax restructuring. Our effective income tax rate for the three months ended June 30, 2012 was 40.7%.

Loss From Discontinued Operation, Net of Taxes for the three months ended June 30, 2013 and 2012 represents legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables as further discussed in Note 11 to the Consolidated Financial Statements.

Net Loss for the three months ended June 30, 2013 was $67.8 million compared to net income of $27.0 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2013 Compared To Six Months Ended June 30, 2012

Total Revenues for the six months ended June 30, 2013 decreased by $4.8 million, or 1.8%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2013 decreased by $5.5 million, or 9.0%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions at NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Event Related Revenue for the six months ended June 30, 2013 decreased by $3.1 million, or 3.8%, from such revenue for the same period last year. This decrease is due primarily to declines in almost all categories of event related revenues associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by higher track rental and driving school revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the six months ended June 30, 2013 increased by $3.7 million, or 3.4%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the six months ended June 30, 2013 increased by $104,000, or 0.6%, over such revenue for the same period last year. This increase reflects a combination of individually insignificant items in the current period.

Direct Expense of Events for the six months ended June 30, 2013 decreased by $573,000, or 1.2%, from such expense for the same period last year. This decrease reflects lower advertising and other promotional expenses and a combination of individually insignificant items in the current period. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2013 increased by $1.8 million, or 2.7%, over such expense for the same period last year. This increase reflects higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the six months ended June 30, 2013 increased by $130,000, or 1.3%, over such expense for the same period last year. This increase reflects a combination of individually insignificant items in the current period.

General and Administrative Expense for the six months ended June 30, 2013 decreased by $333,000, or 0.7%, from such expense for the same period last year. This decrease reflects lower legal and other professional service costs and property taxes and a combination of individually insignificant items, which were partially offset by wage cost inflation in the current period.

Depreciation and Amortization Expense for the six months ended June 30, 2013 decreased by $446,000, or 1.6%, from such expense for the same period last year. This decrease reflects that certain assets are now fully depreciated and a combination of individually insignificant items in the current period.

Interest Expense, Net for the six months ended June 30, 2013 was $20.2 million compared to $20.7 million for the same period last year. This change reflects repayment of lower interest rate Credit Facility borrowings with proceeds from the first quarter 2013 add-on offering of higher interest rate 2019 Senior Notes pending redemption of the 2016 Senior Notes, and redemption of higher interest rate 2016 Senior Notes with lower interest rate Credit Facility borrowings in the second quarter 2013, as further described in Note 5 to the Consolidated Financial Statements. The change also reflects lower total outstanding debt and lower interest on Credit Facility borrowings partially offset by lower capitalized interest in the current period as compared to the same period last year.

Impairment of Goodwill for the six months ended June 30, 2013 represents a non-cash impairment charge of $89.0 million, before income tax benefits of $2.3 million, to reduce the carrying value of NHMS and KyS goodwill based on our 2013 annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements.

Loss on Early Debt Redemption and Refinancing for the six months ended June 30, 2013 represents a charge to earnings of $18.5 million, before income taxes of $6.8 million, for redemption premium, unamortized net deferred loan costs, issuance discount and transaction costs associated with the former 2016 Senior Notes as further described in Note 5 to the Consolidated Financial Statements.

Other Expense, Net for the six months ended June 30, 2013 was $243,000 compared to other income, net of $95,000 for the same period last year. This change is due to higher unused loan commitment fees and to a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the six months ended June 30, 2013 was 37.1%, excluding the negative impact of recording no tax benefit related to a significant portion of the goodwill impairment charge and certain one-time benefits of state income tax restructuring. Our effective income tax rate for the six months ended June 30, 2012 was 40.7%.

Loss From Discontinued Operation, Net of Taxes for the six months ended June 30, 2013 and 2012 represents legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables as further discussed in Note 11 to the Consolidated Financial Statements.

Net Loss for the six months ended June 30, 2013 was $69.2 million compared to net income of $26.8 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the six months ended June 30, 2013 resulted primarily from:

(1)	net cash provided by operations amounting to $54.8 million
(2)	borrowings under long-term debt for refinancing amounting to $355.0 million
(3)	repayments of long-term debt amounting to $371.5 million
(4)	payment of debt refinancing and amendment costs amounting to $5.8 million
(5)	payment of quarterly cash dividends amounting to $12.5 million
(6)	repurchases of common stock amounting to $1.5 million
(7)	cash outlays for capital expenditures amounting to $5.1 million

The Company had the following contractual obligations as of June 30, 2013 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations(1)
Current liabilities, excluding deferred race event income	$51,535	$51,535	–	–	–
Long-term debt(2) (3)	508,778	14,538	$27,130	$212,500	$254,610
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	2,891	–	–	2,891	–
Interest on fixed rate debt obligations(3)	94,551	17,087	33,870	33,750	9,844
Deferred income taxes	377,424	–	–	–	377,424
Interest on floating rate credit facility debt(3)	22,172	5,314	9,829	7,029	–
NASCAR purse and sanction fees(4)	57,383	57,383	–	–	–
Operating leases	4,338	1,450	1,776	812	300
Total Contractual Cash Obligations	$1,121,666	$147,307	$72,605	$256,982	$644,772

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of credit	$887	$887	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued and deferred income taxes (cash paid for income taxes was $600,000 in the six months ended June 30, 2013); (b) income tax liabilities of approximately $1.8 million as of June 30, 2013 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $5.1 million in the six months ended June 30, 2013). As of June 30, 2013, contractual obligations for capital expenditures were not significant.

(2)

Long-term debt reflects payments under the 2019 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of June 30, 2013, there were no outstanding revolving Credit Facility borrowings.

(3)

Interest payments for fixed rate debt pertain to the Term Loan borrowings, 2019 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $250.0 million at June 30, 2013 and weighted average interest rate of 2.3% for the six months ended June 30, 2013.

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

LIQUIDITY

As of June 30, 2013, our cash and cash equivalents totaled $120.3 million, outstanding borrowings under the Credit Facility totaled $250.0 million (all Term Loan related), outstanding letters of credit amounted to $887,000, and the Company had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. At June 30, 2013, net deferred tax liabilities totaled $376.7 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

As further described below, we issued $100.0 million of additional 6 3/4% Senior Notes due in 2019 and amended our Credit Facility in the first quarter 2013, and redeemed all outstanding $275.0 million of 8 3/4% Senior Notes in the second quarter 2013. Although our 2013 financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower than under our Senior Notes, particularly the 8 3/4% Senior Notes. Also, our amended Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. We reduced total long-term debt by $53.0 million in 2012 (and $58.0 million in 2011) through principal repayment, facilitated in part by various financing transactions. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in continuing increases in interest rates and other borrowing costs. At present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in our 2012 Annual Report for additional risk factors related to our indebtedness and general economic conditions.

Amendment of Bank Credit Facility in 2013—In February 2013, we amended our Credit Facility which, among other things now: (i) provides for a five-year $100.0 million senior secured revolving credit facility; (ii) provides for a five-year $250.0 million senior secured term loan; (iii) matures in February 2018; and (iv) allows us to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100.0 million with certain lender commitment conditions. Borrowings can be used to refinance existing indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations, and allows for annual aggregate payments of dividends and common stock repurchases and other investments, limits annual capital expenditures, and includes negative covenant restrictions, indebtedness guarantees and security pledges, generally the same as before amendment. Interest is based, at our option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The 2013 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12.5 million in a twelve month period on an initial draw of $250.0 million).

2019 Senior Notes and Add-on Offering in 2013—At June 30, 2013, we had 6 3/4% Senior Notes aggregating $250.0 million in outstanding principal that mature in February 2019, with interest payments due semi-annually on February 1 and August 1. In January 2013, we completed a $100.0 million aggregate principal private placement add-on offering to the existing 2019 Senior Notes. These additional notes were issued at 105% of par, and net proceeds after commissions and fees approximated $103.4 million. The proceeds were used to repay $95.0 million of Credit Facility borrowings, representing all facility borrowings then outstanding, with the remainder used for general corporate purposes. The Company completed an exchange offer for substantially identical notes registered under the Securities Act in the second quarter 2013. The add-on notes are identical to the existing 2019 Senior Notes with the same terms and conditions, and governed by the same indenture. We may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2019 Senior Notes before February 1, 2014 with proceeds from equity offerings at a redemption premium of 106.75% of par.

Early Redemption of 2016 Senior Notes in 2013—Effective Jun 1, 2013, we fully redeemed our 8 ¾% Senior Notes aggregating $275.0 million in outstanding principal at a redemption premium of 104.375% of par plus accrued interest. The 2016 Senior Notes, originally issued at 96.8% of par and scheduled to mature in June 2016, had interest payments due June 1 and December 1. We used Term Loan borrowings of $250.0 million and cash on hand of $37.1 million to fund the redemption, including redemption premium and transaction costs.

Other General Debt Agreement Terms and Conditions—Our amended Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain ratios of funded debt to EBITDA and EBIT to interest expense. Our Credit Facility, and the Indentures governing the 2019 Senior Notes, among other things, contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, incurring other indebtedness, liens or pledging assets to third parties, mergers, transactions with affiliates, guarantees, investments, redemptions, disposition of property and entering into new lines of business. Our Credit Facility agreement and 2019 Senior Notes Indenture contain cross-default provisions. The terms and conditions of our debt agreements are further described in Note 5 to the Consolidated Financial Statements.

We were in compliance with all debt covenants as of June 30, 2013. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.25 to 1.0 for the four fiscal quarters ending September 30, 2013; 2.50 to 1.0 for the four fiscal quarters ending September 30, 2014; and 3.50 to 1.0 for each fiscal quarter thereafter. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2012 Annual Report, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

NASCAR Broadcasting Rights Agreements—Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received from NASCAR broadcasting rights contracts with various television networks, which is expected to continue for the foreseeable future. The existing and new multi-year television broadcasting agreements were negotiated and contracted by NASCAR, as will other new contracts. Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each of our NASCAR-sanctioned racing events scheduled to be held in the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements. NASCAR ratings can impact attendance at our events and sponsorship opportunities.

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

New Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreement—NASCAR recently announced it has reached a ten-year (which includes two additional contract years and various races from that announced earlier this year), multi-platform agreement with FOX Sports Media Group (FSMG) for the broadcasting and digital rights to 16 NASCAR Sprint Cup Series races, 14 Nationwide Series races, and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2024. For the first time, the new agreement includes “TV Everywhere” rights that allow live-streaming of all FSMG races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website beginning in 2013. The new agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Sprint Cup Series races starting in 2013.

NASCAR also recently announced it has reached an expansive 10-year media partnership with NBC Sports Group. Beginning in 2015, NBC Universal has the exclusive rights to the final 20 NASCAR Sprint Cup Series races and the final 19 Nationwide Series events through 2024, including the season-ending NASCAR Sprint Cup Series championship event, which will be on network television for the first time since 2009. This new long-term agreement also provides exclusive broadcast rights to certain NASCAR K&N Series and NASCAR Whelen Modified Tour events, and practice and qualifying sessions for NBC’s national series events. Also included are NASCAR’s Hall of Fame induction ceremonies and season-ending banquets, Spanish-language broadcast rights on Telemundo and Mun2 for national series events and the Toyota (Mexico) Series races, and certain video-on-demand rights and exclusive “TV Everywhere” rights for its NASCAR Sprint Cup and Nationwide Series events.

Recent announcements have valued these new industry contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual right fees for the industry and an approximate 46% increase over the current contract annual average of $560 million. We believe this new and expanded market exposure to younger and widening demographics provides tremendous long-term marketing opportunities for our advertisers and other customers.

Stock Repurchase Program—Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2013, we repurchased 62,000 shares of common stock for approximately $1.1 million. As of June 30, 2013, we could repurchase up to an additional 182,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that we believe will increase shareholder value. At June 30, 2013, we had various construction projects underway. Similar to prior years, we plan to modernize and expand luxury suites and hospitality areas along certain speedway pit roads and grandstands, and install new billboards and other fan amenities at our speedway facilities. We also plan to continue investing in social media and web application technology to attract and enhance the entertainment experience of our race fans.

As of June 30, 2013, contractual obligations for capital expenditures were not significant. In 2012, capital expenditures amounted to $26.8 million, representing a sizable reduction compared to $59.3 million in 2011 and $37.2 million in 2010. At this time, aggregate payments for capital expenditures in 2013 are estimated to approximate $20.0 to $30.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under our Credit Facility as needed.

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our various debt agreements, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, our Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million each year, increasable up to $75.0 million, subject to maintaining certain financial covenants. The 2019 Senior Notes Indenture permits dividend payments each year of up to $0.48 per share of common stock, increasable subject to meeting certain financial covenants.

On February 13, 2013 and April 16, 2013, the Company’s Board of Directors declared quarterly cash dividends of $0.15 per share of common stock aggregating approximately $6.2 million each quarter, paid on March 15, 2013 and June 7, 2013 to shareholders of record as of March 1, 2013 and May 17, 2013, respectively. On July 18, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on September 6, 2013 to shareholders of record as of August 16, 2013. These quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of June 30, 2013, we had aggregate outstanding letters of credit of $887,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements "Fair Value of Financial Instruments" for additional information on our financial instruments and fair value information. As of June 30, 2013, there were no borrowings outstanding under our floating interest rate Credit Facility. A change in interest rates of one percent on our floating rate notes receivable at June 30, 2013 would cause an approximate change in annual interest income of $22,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at June 30, 2013 or December 31, 2012.

In February 2013, we amended our Credit Facility which, among other things, now provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $250.0 million senior secured term loan and matures in February 2018. As of June 30, 2013, we had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. As further discussed in “Liquidity” above, we issued additional 6 3/4% Senior Notes due 2019 in aggregate principal of $100.0 million in the first quarter 2013, and redeemed all outstanding 8 3/4% Senior Notes due 2016 in aggregate principal of $275.0 million in the second quarter 2013. We used net proceeds from the additional 2019 Senior Notes to repay all then outstanding borrowings under the revolving Credit Facility, and used Term Loan borrowings under the 2013 Credit Facility (all variable rate) and available cash to fund the 2016 Senior Notes redemption.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of June 30, 2013 and December 31, 2012 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2013	2012	2013	2012
Floating rate notes receivable(1)	$2,195	$2,385	$2,195	$2,385	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	250,000	95,000	250,000	95,000	February 2018
6 ¾% Senior Notes(3)	254,610	150,000	262,500	159,000	February 2019
8 ¾% Senior Notes(4)	—	270,758	—	292,875	—

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the six months ended June 30, 2013 and 2012 was 2.3% and 2.8%, respectively.
(3)	Carrying values at June 30, 2013 and December 31, 2012 include debt issuance premium of $4.6 million and $0, respectively.
(4)	These notes were fully redeemed in the second quarter 2013. Carrying values at December 31, 2012 are reflected net of debt issuance discount of $4.2 million.

Other Market Risk —As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $887,000, and no equity price risk, as of both June 30, 2013 and December 31, 2012.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the six months ended June 30, 2013.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. We could repurchase up to an additional 182,000 shares under the current authorization as of June 30, 2013.

As set forth in the table below, we repurchased 62,000 shares of common stock on the open market for approximately $1.1 million during the six months ended June 30, 2013. During the six months ended June 30, 2013, approximately 25,000 shares of our common stock were delivered to us at an average price per share of $17.24 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. These shares are reflected in the table below.

	Issuer Purchases of Equity Securities under Authorized Program as of June 30, 2013
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2013	11,000	$17.60	11,000	233,000
February 2013	9,000	16.89	9,000	224,000
March 2013	35,000	17.27	10,000	214,000
First Quarter 2013	55,000	17.27	30,000	214,000
April 2013	11,000	18.00	11,000	203,000
May 2013	11,000	18.06	11,000	192,000
June 2013	10,000	18.16	10,000	182,000
Second Quarter 2013	32,000	18.07	32,000	182,000
Total 2013	87,000	$17.69	62,000	182,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: August 5, 2013	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2013	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)