Form 10-Q
period 2013-09-30
SPEEDWAY MOTORSPORTS INC
filed 2013-10-31
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

[ ] Yes [X] No

As of October 31, 2013, there were 41,372,054 shares of the registrant’s common stock outstanding.

INDEX TO FORM 10-Q

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$115,292	$106,408
Accounts and notes receivable, net	31,353	36,382
Prepaid and refundable income taxes	728	6,125
Inventories, net	9,298	8,794
Prepaid expenses	2,613	3,552
Deferred income taxes	741	741
Total Current Assets	160,025	162,002
Notes and Other Receivables:
Affiliates	3,393	3,681
Other	1,836	1,493
Other Assets	29,156	27,830
Property and Equipment, Net	1,116,825	1,148,418
Other Intangible Assets, Net	394,964	394,972
Goodwill (Note 4)	49,680	138,717
Total	$1,755,879	$1,877,113

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$14,195	$17,709
Accounts payable	16,746	10,887
Deferred race event and other income, net	48,363	58,492
Accrued interest	2,826	6,231
Accrued expenses and other current liabilities	25,863	20,351
Total Current Liabilities	107,993	113,670
Long-term Debt (Note 5)	473,694	503,550
Payable to Affiliate	2,594	2,594
Deferred Income, Net	7,375	9,015
Deferred Income Taxes	377,520	385,736
Other Liabilities	4,759	4,672
Total Liabilities	973,935	1,019,237
Commitments and Contingencies (Notes 2, 5, 6 and 8)
Stockholders' Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	-	-
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,384,000 in 2013 and 41,433,000 in 2012	453	453
Additional Paid-in Capital	248,707	246,978
Retained Earnings	621,172	696,727
Treasury Stock at cost, shares – 3,949,000 in 2013 and 3,830,000 in 2012	(88,388)	(86,282)
Total Stockholders' Equity	781,944	857,876
Total	$1,755,879	$1,877,113

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30:
	2013	2012
Revenues:
Admissions	$32,936	$36,178
Event related revenue	37,715	40,325
NASCAR broadcasting revenue	60,441	58,675
Other operating revenue	6,408	7,078
Total Revenues	137,500	142,256

Expenses and Other:
Direct expense of events	34,162	35,087
NASCAR purse and sanction fees	37,958	38,118
Other direct operating expense	4,080	4,653
General and administrative	23,955	23,840
Depreciation and amortization	13,913	14,239
Interest expense, net	5,950	10,331
Impairment of goodwill (Note 4)	-	-
Loss on early debt redemption and refinancing (Note 5)	-	-
Other expense (income), net	(37)	(59)
Total Expenses and Other	119,981	126,209
Income (Loss) from Continuing Operations Before Income Taxes	17,519	16,047
Provision for Income Taxes	(5,157)	(5,002)
Income (Loss) from Continuing Operations	12,362	11,045
Loss from Discontinued Operation, Net of Taxes	(68)	(78)
Net Income (Loss)	$12,294	$10,967

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.30	$0.27
Discontinued Operation	(0.00)	(0.00)
Net Income (Loss)	$0.30	$0.26
Weighted Average Shares Outstanding	41,395	41,420

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.30	$0.27
Discontinued Operation	(0.00)	(0.00)
Net Income (Loss)	$0.30	$0.26
Weighted Average Shares Outstanding	41,413	41,421

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended
	September 30:
	2013	2012
Revenues:
Admissions	$88,886	$97,665
Event related revenue	114,999	120,694
NASCAR broadcasting revenue	171,592	166,148
Other operating revenue	23,008	23,574
Total Revenues	398,485	408,081

Expenses and Other:
Direct expense of events	83,110	84,608
NASCAR purse and sanction fees	105,676	104,064
Other direct operating expense	14,347	14,790
General and administrative	69,954	70,172
Depreciation and amortization	41,476	42,248
Interest expense, net	26,101	31,007
Impairment of goodwill (Note 4)	89,037	–
Loss on early debt redemption and refinancing (Note 5)	18,467	–
Other expense (income), net	206	(154)
Total Expenses and Other	448,374	346,735
Income (Loss) from Continuing Operations Before Income Taxes	(49,889)	61,346
Provision for Income Taxes	(6,866)	(23,458)
Income (Loss) from Continuing Operations	(56,755)	37,888
Loss from Discontinued Operation, Net of Taxes	(130)	(117)
Net Income (Loss)	$(56,885)	$37,771

Basic Earnings (Loss) Per Share:
Continuing Operations	$(1.37)	$0.91
Discontinued Operation	(0.00)	(0.00)
Net Income (Loss)	$(1.37)	$0.91
Weighted Average Shares Outstanding	41,416	41,438

Diluted Earnings (Loss) Per Share:
Continuing Operations	$(1.37)	$0.91
Discontinued Operation	(0.00)	(0.00)
Net Income (Loss)	$(1.37)	$0.91
Weighted Average Shares Outstanding	41,431	41,444

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2013	41,433	$453	$246,978	$696,727	$(86,282)	$857,876
Net loss	-	-	-	(56,885)	-	(56,885)
Share-based compensation	64	-	1,642	-	-	1,642
Exercise of stock options	5	-	87	-	-	87
Quarterly cash dividends of $0.15 per share of common stock	-	-	-	(18,670)	-	(18,670)
Repurchases of common stock	(118)	-	-	-	(2,106)	(2,106)
Balance, September 30, 2013	41,384	$453	$248,707	$621,172	$(88,388)	$781,944

 The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30:
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(56,885)	$37,771
Loss from discontinued operation, net of tax	130	117
Cash used by operating activities of discontinued operation	(130)	(117)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Impairment of goodwill	89,037	-
Loss on early debt redemption and refinancing, non-cash	6,386	-
Gain on disposals of property and equipment and other assets	(34)	(92)
Deferred loan cost amortization	1,879	1,876
Interest expense accretion of debt discount and premium, net	155	1,291
Depreciation and amortization	41,476	42,248
Amortization of deferred income	(4,192)	(4,288)
Deferred income tax provision	(8,161)	14,394
Share-based compensation	1,642	1,446
Changes in operating assets and liabilities:
Accounts and notes receivable	4,353	(8,334)
Prepaid, refundable and accrued income taxes	5,397	7,529
Inventories	(504)	(872)
Prepaid expenses	939	1,159
Accounts payable	5,809	7,857
Deferred race event and other income	(7,721)	(10,259)
Accrued interest	(3,405)	3,471
Accrued expenses and other current liabilities	5,802	3,967
Deferred income	170	1,274
Other assets and liabilities	9	236
Net Cash Provided By Operating Activities	82,152	100,674

Cash Flows from Financing Activities:
Borrowings under long-term debt	355,000	-
Principal payments on long-term debt	(392,250)	(47,250)
Payment of debt refinancing and amendment costs	(5,892)	-
Dividend payments on common stock	(18,670)	(18,674)
Exercise of common stock options	87	-
Repurchases of common stock	(2,106)	(1,896)
Net Cash Used By Financing Activities	(63,831)	(67,820)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30:
	2013	2012
Cash Flows from Investing Activities:
Payments for capital expenditures	$(9,875)	$(24,357)
Proceeds from sales of property and equipment	105	107
Increase in other non-current assets	-	(30)
Repayment of notes and other receivables	333	154
Net Cash Used By Investing Activities	(9,437)	(24,126)

Net Increase In Cash and Cash Equivalents	8,884	8,728
Cash and Cash Equivalents at Beginning of Period	106,408	87,368
Cash and Cash Equivalents at End of Period	$115,292	$96,096
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$29,819	$27,734
Cash paid for income taxes	10,600	1,601
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	50	219
Increase in deferred income for exchange of property and equipment	-	1,247

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

Racing Events—In 2013, we are holding 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 11 Nationwide Series racing events. We also are holding six NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association (NHRA), one ARCA and three World of Outlaws (WOO) racing events. In 2012, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also held eight NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, and three WOO racing events.

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

The more significant racing schedule changes for the nine months ended September 30, 2013 as compared to 2012 include:

•	AMS held one NASCAR Camping World Truck Series racing event in the third quarter 2012 that was not held in 2013
•

KyS held one Automobile Racing Club of America racing event in the third quarter 2013 that was not held in 2012, and one NASCAR Camping World Truck Series racing event in the third quarter 2012 that was not held in 2013

Marketing Agreements—The Company had one facility naming rights agreement that renamed Sears Point Raceway as Infineon Raceway, which expired in the second quarter 2012. This naming rights agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue received by the Company under this agreement individually was not material. The facility has been renamed Sonoma Raceway.

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

As further described in Note 2 to the Consolidated Financial Statements in our 2012 Annual Report, the carrying value of our equity investment in MA was reduced to $0 as of December 31, 2009. Under equity method accounting, we are no longer recording our 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, our third quarter and year-to-date 2013 and 2012 results were not impacted by MA’s operations under the equity method. The following summarized financial information on MA’s operating results is presented for informational purposes (in thousands):

	Third Quarter		Year-to-Date
	2013	2012	2013	2012
Net sales	$7,859	$8,585	$22,851	$25,712
Gross profit	3,339	3,520	9,311	10,719
Income from continuing operations	269	427	524	1,659
Net income	269	427	524	1,659

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

The effective income tax rate for the three and nine months ended September 30, 2013 was 38.9% and 36.4%, respectively, excluding the negative impact of recording tax benefits of approximately $2.3 million related to the second quarter 2013 goodwill impairment charge of $89.0 million (a significant portion had no tax benefit) as further described in Note 4 and non-recurring benefits of state income tax restructuring and tax law changes. The effective income tax rates for the three and nine months ended September 30, 2013 reflect a non-recurring tax benefit of $1,667,000 resulting from certain state income tax law changes effective September 1, 2013. The effective tax rate for the nine months ended September 30, 2013 reflects a non-recurring tax benefit of $4,056,000 resulting from strategic state tax restructuring in the first quarter 2013. The Company’s effective income tax rate for the three and nine months ended September 30, 2012 was 31.2% and 38.2%, respectively.

Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of September 30, 2013 and December 31, 2012, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. Interest and penalties recognized on uncertain tax positions amounted to $18,000 for both the three months ended September 30, 2013 and 2012, and $55,000 for both the nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, the Company had $825,000 and $771,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of September 30, 2013, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2012 by the California Franchise Tax Board, and 2010 through 2012 by all other taxing jurisdictions to which the Company is subject. The Company’s 2011 federal income tax return examination by the Internal Revenue Service has been concluded with its report subject to final review by The Joint Committee on Taxation of the United States Congress, with no material changes reflected in the IRS report. There was no change or activity for unrecognized tax benefits during the three and nine months ended September 30, 2013 or 2012.

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended September 30, 2013 and 2012 amounted to $1,861,000 and $2,066,000, and for the nine months ended September 30, 2013 and 2012 amounted to $4,384,000 and $4,611,000.

Advertising Expenses—Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $5,774,000 and $6,078,000 for the three months ended September 30, 2013 and 2012, and $14,369,000 and $15,434,000 for the nine months ended September 30, 2013 and 2012. There were no deferred direct-response advertising costs at September 30, 2013 or December 31, 2012.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 (in thousands):

			September 30, 2013		December 31, 2012
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$115,292	$115,292	$106,408	$106,408
Floating rate notes receivable	2	NR	2,100	2,100	2,385	2,385
Cash surrender values	2	NR	4,849	4,849	4,621	4,621

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	230,000	230,000	95,000	95,000
6¾% Senior Notes due 2019	1	NR	254,404	266,875	150,000	159,000
8¾% Senior Notes previously due 2016 (Note 5)	1	NR	-	-	270,758	292,875
Other long-term debt	2	NR	$3,485	$3,485	$5,501	$5,501

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

TMS, in conjunction with the Fort Worth Sports Authority, has a two-year oil and gas mineral rights lease agreement expiring December 2013 which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS should extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 is being accreted into other operating revenue over the two-year agreement term on a straight-line basis, with $803,000 and $802,000 recognized in the three months ended September 30, 2013 and 2012, and $2,408,000 and $2,409,000 recognized in the nine months ended September 30, 2013 and 2012. Deferred revenue recognizable through December 2013 is reflected as current liabilities in deferred race event and other income.

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

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	September 30,	December 31,
	2013	2012
Souvenirs and apparel	$2,696	$2,599
Finished vehicles, parts and accessories	5,936	5,591
Micro-lubricant® and other	666	604
Total	$9,298	$8,794

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At September 30, 2013 and December 31, 2012, inventories reflect provisions of $4,222,000 and $4,757,000.

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

Annual Assessment, Impairment of Goodwill—The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2012 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Management's latest annual assessment in the second quarter 2013, based predominately on management's best estimate of future discounted operating cash flows and profitability for all reporting units, indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for two reporting units (NHMS and KyS acquired in 2008). Among other factors, our assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels through modest annual growth rates for periods of approximately eight years depending on the associated projected revenue stream, and strategic amounts of planned capital expenditures. We also assumed that increases in contracted NASCAR television broadcasting rights revenues after 2014 would approximate those reflected in the recently negotiated multi-year contracts beginning in 2015.

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

Management believes the Company’s operational and cash flow forecasts support its conclusions. Management’s latest annual impairment assessment was performed in the second quarter 2013, and there have since been no events or circumstances that indicate possible unrecognized impairment as of September 30, 2013. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Changes in the gross carrying value of other intangible assets and goodwill during the nine months ended September 30, 2013 are as follows (in thousands):

	Other Intangible Assets	Goodwill
Balance, beginning of period	$395,013	$138,717
Increase from acquisitions	-	-
Decrease from impairment charges	-	(89,037)
Balance, end of period	$395,013	$49,680

At September 30, 2013, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $146.2 million and $3.3 million, respectively. As of September 30, 2013 and December 31, 2012, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	-	$394,913	$394,913	-	$394,913		-
Amortizable race event sanctioning and renewal agreements	100	$(49)	51	100	$(41)	59	5	-	6
Total	$395,013	$(49)	$394,964	$395,013	$(41)	$394,972

5. LONG-TERM DEBT

As further described below, the Company amended its Credit Facility and issued additional 2019 Senior Notes in the first quarter 2013, and redeemed all outstanding 2016 Senior Notes in the second quarter 2013.

Amendment of Bank Credit Facility—In February 2013, the Company’s Credit Facility was amended (the 2013 Credit Facility or Credit Facility) which, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $250,000,000 senior secured term loan (the Term Loan); (iii) matures in February 2018; (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100,000,000 with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000. The amended Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12,500,000 in a twelve month period based on an initial draw of $250,000,000). As further discussed below, the Company repaid $95,000,000 of Term Loan borrowings with proceeds from the add-on offering of 2019 Senior Notes in the first quarter 2013, and borrowed $250,000,000 under the Term Loan to fund the redemption of the 2016 Senior Notes in the second quarter 2013. During the three months ended September 30, 2013, the Company repaid $20,000,000 of Term Loan borrowings. At September 30, 2013 and December 31, 2012, outstanding borrowings under the Credit Facility were $230,000,000 and $95,000,000 (all Term Loan borrowings). At September 30, 2013, outstanding letters of credit amounted to $887,000.

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

2019 Senior Notes and Add-on Offering in 2013—In 2011, the Company completed a private placement offering of  6¾% senior notes (the 2019 Senior Notes) in aggregate principal amount of $150,000,000 issued at par, and a subsequent exchange offer for substantially identical notes registered under the Securities Act. In January 2013, the Company completed a private placement add-on offering to the existing 2019 Senior Notes in aggregate principal amount of $100,000,000 issued at 105% of par, and net proceeds after commissions and fees approximated $103,408,000. The proceeds were used to repay $95,000,000 of Credit Facility borrowings, representing all facility borrowings then outstanding, and the remainder was used for general corporate purposes. The Company completed an exchange offer for substantially identical notes registered under the Securities Act in the second quarter 2013. The add-on notes are identical to the existing 2019 Senior Notes with the same terms and conditions, and are governed by the same indenture. The 2019 Senior Notes mature in February 2019, and interest payments are due semi-annually on February 1 and August 1. Debt issuance premium and associated deferred loan costs are being amortized over the remaining note term through February 2019. As of September 30, 2013, the 2019 Senior Notes carrying value of $254,404,000 includes unamortized issuance premium of $4,404,000.

Early Redemption of 2016 Senior Notes in 2013— Effective June 1, 2013, the Company redeemed all outstanding 8¾% senior notes (the 2016 Senior Notes) in aggregate principal amount of $275,000,000 at 104.375% of par plus accrued interest. The 2016 Senior Notes originally issued at 96.8% of par were scheduled to mature in June 2016, with interest payments due June 1 and December 1, and had unamortized issuance discount of $4,242,000 at December 31, 2012. The Company used Term Loan borrowings of $250,000,000 and cash on hand of $37,081,000 to fund the redemption, including redemption premium and transaction costs. The second quarter 2013 loss on early debt redemption and refinancing represents a charge to earnings of $18,467,000, before income taxes of approximately $6.8 million, for associated redemption premium, unamortized net deferred loan costs and issuance discount, and transaction costs.

Other Terms and Conditions—The 2013 Credit Facility and 2019 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, speedway or other acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The 2013 Credit Facility and 2019 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of September 30, 2013. See Note 5 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report for additional information on these debt agreements, including dividend, redemption and right of payment provisions.

Other Notes Payable—Long-term debt includes two non-interest bearing debt obligations associated with the Company's acquisition of KyS. Each obligation is payable in 60 monthly installments of $125,000. As of September 30, 2013 and December 31, 2012, their combined carrying values of $3,485,000 and $5,501,000 reflect discounts of $264,000 and $499,000, respectively, based on effective interest rates of 6% and 7%.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2013	2012	2013	2012
Gross interest costs	$6,025	$10,502	$26,526	$31,751
Less: capitalized interest costs	(23)	(105)	(112)	(546)
Interest expense	6,002	10,397	26,414	31,205
Interest income	(52)	(66)	(313)	(198)
Interest expense, net	$5,950	$10,331	$26,101	$31,007
Weighted-average interest rate on Credit Facility borrowings	2.2%	2.7%	2.2%	2.8%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2013	2012	2013	2012
Income (loss) from continuing operations applicable to common stockholders and assumed conversions	$12,362	$11,045	$(56,755)	$37,888

Weighted average common shares outstanding	41,395	41,420	41,416	41,438
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	18	1	15	6
Weighted average common shares outstanding and assumed conversions	41,413	41,421	41,431	41,444

Basic earnings (loss) per share	$0.30	$0.27	$(1.37)	$0.91
Diluted earnings (loss) per share	$0.30	$0.27	$(1.37)	$0.91
Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	826	1,205	869	1,093

Stock Repurchase Program—The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2013, the Company repurchased 32,000 and 94,000 shares of common stock for $591,000 and $1,688,000. As of September 30, 2013, the Company could repurchase up to an additional 150,000 shares under the current authorization. As of and through September 30, 2013, treasury stock includes 98,000 shares of common stock delivered to the Company in satisfaction of tax withholding obligations of holders of vested restricted shares issued under our equity compensation plans.

Declaration of Cash Dividends—To date in 2013, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 13, 2013	April 16, 2013	July 18, 2013	October 17, 2013
Record date	March 1, 2013	May 17, 2013	August 16, 2013	November 15, 2013
Paid or payable to shareholders	March 15, 2013	June 7, 2013	September 6, 2013	December 6, 2013
Aggregate quarterly cash dividend	$6,246	$6,214	$6,210	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company's Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at September 30, 2013 and December 31, 2012 include $3,393,000 and $3,681,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before September 30, 2014, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2012 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $97,000 and $93,000 in the three months ended September 30, 2013 and 2012, and $288,000 and $278,000 in the nine months ended September 30, 2013 and 2012. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at September 30, 2013 and December 31, 2012 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before September 30, 2014.

Certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company's Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $166,000 and $165,000 in the three months ended September 30, 2013 and 2012, and $496,000 and $476,000 in the nine months ended September 30, 2013 and 2012. At September 30, 2013 and December 31, 2012, amounts owed to these affiliated companies were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company's Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $22,000 in each of the three months ended September 30, 2013 and 2012, and $61,000 and $161,000 in the nine months ended September 30, 2013 and 2012. There were no vehicles sold to SAI in the three and nine months ended September 30, 2013 or 2012. Also, SMI Properties sold merchandise to SAI totaling $152,000 and $108,000 in the three months ended September 30, 2013 and 2012, and $501,000 and $427,000 in the nine months ended September 30, 2013 and 2012. Amounts due from SAI at September 30, 2013 and December 31, 2012 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $512,000 and $467,000 in the three months ended September 30, 2013 and 2012, and $1,534,000 and $1,618,000 in the nine months ended September 30, 2013 and 2012. At September 30, 2013 and December 31, 2012, approximately $106,000 and $137,000 was due from SAI to Oil-Chem. These amounts are reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during Company events. In the three months ended September 30, 2013 and 2012, merchandise purchases approximated $119,000 and $151,000, and merchandise sales and event related commissions approximated $485,000 and $542,000, respectively. In the nine months ended September 30, 2013 and 2012, merchandise purchases approximated $581,000 and $590,000, and merchandise sales and event related commissions approximated $1,670,000 and $1,709,000, respectively. At September 30, 2013 and December 31, 2012, net amounts due from MA approximated $258,000 and $491,000. These amounts are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of September 30, 2013 and December 31, 2012, and transactions for the three and nine months ended September 30, 2013 and 2012, are summarized below (in thousands):

	September 30,	December 31,
	2013	2012
Notes and other receivables	$3,833	$4,336
Amounts payable to affiliates	2,594	2,594

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2013	2012	2013	2012
Merchandise and vehicle purchases	$141	$173	$642	$751
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,244	1,212	3,990	4,039
Rent expense	166	165	496	476
Interest income	24	27	73	84
Interest expense	26	25	76	77

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

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and restricted stock units to the Company’s President and Chief Operating Officer in each of the nine months ended September 30, 2013 and 2012. To date, all grants under the 2004 Plan are to be settled in shares of common stock, vest in equal installments over three years or after three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target. In the nine months ended September 30, 2013 and 2012, the Company repurchased 25,000 and 22,000 shares of common stock for $418,000 and $359,000 from executive management employees to settle income taxes on 48,000 and 60,000 shares that vested during the period, respectively. Also, 40,000 stock options granted in 2009 to a non-executive management employee at an exercise price per share of $14.58 vested during the nine months ended September 30, 2012.

The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan during the nine months ended September 30, 2013 and 2012 (shares in thousands):

	Nine Months Ended September 30:
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

Share-Based Payments—The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2013 or 2012 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under the 1994 Stock Option Plan, 2004 Stock Incentive Plan or Formula Stock Option Plan during the three and nine months ended September 30, 2013 or 2012. Options to purchase 5,500 shares of common stock at $15.83 per share granted under the 2004 Stock Incentive Plan were exercised by employees during the three and nine months ended September 30, 2013. No stock options were exercised during the three or nine months ended September 30, 2012.

Share-based compensation cost for the three months ended September 30, 2013 and 2012 totaled $562,000 and $477,000, before income taxes of $219,000 and $149,000, and for the nine months ended September 30, 2013 and 2012 totaled $1,642,000 and $1,446,000, before income taxes of $598,000 and $552,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at September 30, 2013 or December 31, 2012. As of September 30, 2013, there was approximately $1,761,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.8 year. As of September 30, 2013, all stock options are vested and there was no unrecognized compensation cost related to stock options granted under the 2004 Plan, the 1994 Plan or the Formula Stock Option Plan.

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

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. Segment information on continuing operations for the three and nine months ended September 30, 2013 and 2012, and as of September 30, 2013 and December 31, 2012 is as follows (in thousands):

	Three Months Ended September 30:
	2013			2012
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$133,607	$3,893	$137,500	$137,854	$4,402	$142,256
Depreciation and amortization	13,858	55	13,913	14,169	70	14,239
Impairment of goodwill (Note 4)	-	-	-	-	-	-
Segment operating income	23,039	393	23,432	25,871	448	26,319
Capital expenditures	-	-	-	-	-	-

	Nine Months Ended September 30:
	2013			2012
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$384,223	$14,262	$398,485	$393,316	$14,765	$408,081
Depreciation and amortization	41,304	172	41,476	42,051	197	42,248
Impairment of goodwill (Note 4)	89,037	-	89,037	-	-	-
Segment operating (loss) income	(7,278)	2,163	(5,115)	89,722	2,477	92,199
Capital expenditures	9,837	38	9,875	24,243	114	24,357

	September 30, 2013			December 31, 2012
Other intangibles	$394,964	$-	$394,964	$394,972	$-	$394,972
Goodwill intangibles	49,680	$-	49,680	138,717	$-	138,717
Total assets	1,730,076	$25,803	1,755,879	1,852,150	$24,963	1,877,113

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2013	2012	2013	2012
Total segment operating (loss) income from continuing operations	$23,432	$26,319	$(5,115)	$92,199
Adjusted for:
Interest expense, net	(5,950)	(10,331)	(26,101)	(31,007)
Loss on early debt redemption and refinancing (Note 5)	–	–	(18,467)	–
Other (expense) income, net	37	59	(206)	154
Consolidated (loss) income from continuing operations before income taxes	$17,519	$16,047	$(49,889)	$61,346

11. DISCONTINUED OIL AND GAS OPERATIONS

In 2008, the Company discontinued its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. These oil and gas activities are presented as discontinued operations for all periods using applicable authoritative guidance. As of December 31, 2012, SMIL owned an interest in one foreign entity owning certain oil and gas mineral rights in Russia, which has been reflected as fully impaired since December 31, 2008 because of significant uncertainties about its economic viability. The Company finalized dissolution of this foreign interest in early 2013 with no resulting financial statement impact. At September 30, 2013 and December 31, 2012, there were no assets, liabilities or outstanding standby letters of credit associated with discontinued operations. The Company has no continuing involvement or ownership interest in these discontinued operations.

During the three and nine months ended September 30, 2013 and 2012, the Company incurred legal fees and other costs associated with efforts to sell or dissolve its remaining foreign investment interests and recover previously reserved receivables (see Note 8 for information on legal proceedings associated with oil and gas activities). No associated income tax benefits have been reflected in any period presented. While the Company plans to continue litigation of the matter to maximize potential recovery value, future legal costs are not expected to be significant. See Note 14 to the Consolidated Financial Statements in our 2012 Annual Report for additional information on historical activities, accounting policies, and uncertainty involving fully reserved receivables associated with these discontinued operations.

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

Seasonality and Quarterly Results

In 2013, we are holding 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also are holding six NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2012, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also held eight NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, and three WOO racing events.

The Company’s business has been, and is expected to remain, somewhat seasonal. The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not indicative of results that may be expected for future periods because of such seasonality.

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

Significant items discussed elsewhere in indicated sections of this report:

●First quarter 2013 issuance of “additional” 6 ¾% Senior Notes and Credit Facility amendment, and second quarter 2013 redemption of 8¾% Senior Notes (discussed below in “Liquidity” and Note 5 to the Consolidated Financial Statements)

●Reduced interest costs anticipated from 2013 financing transactions and sizable long-term debt repayments in 2012 (discussed below in “Liquidity”)

●Continued reduction in capital expenditures anticipated for 2013 (discussed below in “Capital Expenditures”)

●Existing and new expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreements (discussed below in “Liquidity”)

●Quarterly cash dividends on common stock (discussed below in “Dividends”)

General Factors and Current Operating Trends—Our year-to-date results for the 2013 race season reflect decreases in admissions and certain marketing, promotional and other event related revenue categories, and higher track rental revenues, on a year-over-year comparable event basis. Management believes many of our revenue categories continue to be negatively impacted by weak consumer and corporate spending, including high unemployment, high fuel, food and health-care costs, difficult housing markets and other economic factors. The strength and duration of recovery in the US economy currently remains uncertain. Possible changes in governmental taxing, regulatory, spending and other policy could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the consumer and credit markets and improve economic conditions. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these difficult conditions might further improve cannot be determined at this time.

Management also believes admissions were negatively impacted by poor weather surrounding certain second quarter 2013 racing events, including the NASCAR Sprint Cup race at SR and rain delayed, shortened and rescheduled NASCAR Sprint Cup and Nationwide races held at CMS and KyS. In the first half of 2013, there was record rainfall in many parts of the East Coast of the United States. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. When events are rescheduled or postponed because of weather, we typically incur additional operating expenses, as well as generate lower admissions, food, beverage and souvenir revenues.

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

We plan to install distributed antenna systems (DAS) at each of our speedways in the near future. This leading-edge technology would provide our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, would also provide infrastructure for expanding Wi-Fi coverage and applications. In early 2014, TMS plans to finish installation of the world’s largest high-definition video board. This leading-edge technology significantly enhances the entertainment experience of fans at their events, and provides expanded promotional opportunities. As another example in a long line of industry firsts, along with CMS, SMI facilities will have the two largest video boards in motorsports.

Our Long-term, Multi-year Contracted Revenues are Significant—Many of our future revenues are already contracted under existing and new eight-year NASCAR television broadcast agreements and sponsorship, corporate marketing and other long-term contracts for multiple years beyond 2013. Most of our NASCAR Sprint Cup, Nationwide and Camping World Truck Series event sponsorships for the 2014 racing season, and many for years beyond 2014, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe that substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions.

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

Revised 2013 Earnings Guidance—In connection with our third quarter 2013 earnings release, management revised its previous full year 2013 guidance for income from continuing operations to $0.80-$0.90 per diluted share (from $0.90-$1.10), excluding special charges and non-recurring items. The revision and range of earnings guidance reflects the continuing negative impact of difficult and uncertain economic conditions, including high unemployment and consumer costs. Higher fuel, health-care and food costs and unemployment, among other items, could significantly impact our future results.

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

The more significant racing schedule changes for the nine months ended September 30, 2013 as compared to 2012 include (2013 Race Date Realignments):

•	AMS held one NASCAR Camping World Truck Series racing event in the third quarter 2012 that was not held in 2013
•

KyS held one Automobile Racing Club of America racing event in the third quarter 2013 that was not held in 2012, and one NASCAR Camping World Truck Series racing event in the third quarter 2012 that was not held in 2013

Non-GAAP Financial Information and Reconciliation —Income from continuing operations, and diluted earnings per share from continuing operations as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income (loss), diluted earnings (loss) per share, income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations. Non-GAAP income and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts as presented below. The following schedule separately presents individual corresponding GAAP amounts and adjustments net of taxes, and reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. See Notes 2, 4, 5 and 11 to the Consolidated Financial Statements for additional information on the non-recurring income tax benefits, 2013 impairment of goodwill, 2013 loss on early debt redemption and refinancing and discontinued operations, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Consolidated net income (loss) using GAAP	$12,294	$10,967	$(56,885)	$37,771
Loss from discontinued operation	68	78	130	117
Consolidated income (loss) from continuing operations	12,362	11,045	(56,755)	37,888
Impairment of goodwill	-	-	86,696	-
Loss on early debt redemption and refinancing	-	-	11,619	-
Non-recurring benefits of state income tax restructuring and tax law changes	(1,664)	-	(5,720)	-
Non-GAAP consolidated income from continuing operations	$10,698	$11,045	$35,840	$37,888

Consolidated diluted earnings (loss) per share using GAAP	$0.30	$0.26	$(1.37)	$0.91
Loss from discontinued operation	0.00	0.00	0.00	0.00
Consolidated diluted earnings (loss) per share from continuing operations	0.30	0.27	(1.37)	0.91
Impairment of goodwill	-	-	2.09	-
Loss on early debt redemption and refinancing	-	-	0.28	-
Non-recurring benefits of state income tax restructuring and tax law changes	(0.04)	-	(0.14)	-
Non-GAAP diluted earnings per share from continuing operations	$0.26	$0.27	$0.86	$0.91

Three Months Ended September 30, 2013 Compared To Three Months Ended September 30, 2012

Total Revenues for the three months ended September 30, 2013 decreased by $4.8 million, or 3.3%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended September 30, 2013 decreased by $3.2 million, or 9.0%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions at NASCAR-sanctioned racing events on a comparable year-over-year event basis. The decrease also reflects, to a much smaller degree, the 2013 Race Date Realignments.

Event Related Revenue for the three months ended September 30, 2013 decreased by $2.6 million, or 6.5%, from such revenue for the same period last year. This decrease is due primarily to declines in almost all categories of event related revenues associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by higher track rental revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the three months ended September 30, 2013 increased by $1.8 million, or 3.0%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended September 30, 2013 decreased by $670,000, or 9.5%, from such revenue for the same period last year. This decrease is due primarily to lower Legend Cars and other non-event merchandising revenues, and a combination of individually insignificant items, in the current period as compared to the same period last year.

Direct Expense of Events for the three months ended September 30, 2013 decreased by $925,000, or 2.6%, from such expense for the same period last year. This decrease reflects lower advertising and a combination of individually insignificant items in the current period. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2013 decreased by $160,000, or 0.4%, from such expense for the same period last year. This decrease reflects the 2013 Race Date Realignments (on a combined basis), which was partially offset by higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

Other Direct Operating Expense for the three months ended September 30, 2013 decreased by $573,000, or 12.3%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with Legend Cars and other non-event merchandising revenues in the current period as compared to the same period last year.

General and Administrative Expense for the three months ended September 30, 2013 increased by $115,000, or 0.5%, over such expense for the same period last year. This increase reflects wage cost inflation and a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the three months ended September 30, 2013 decreased by $326,000, or 2.3%, from such expense for the same period last year. This decrease reflects that certain assets are now fully depreciated and a combination of individually insignificant items in the current period.

Interest Expense, Net for the three months ended September 30, 2013 was $5.9 million compared to $10.3 million for the same period last year. This change reflects redemption of higher interest rate 2016 Senior Notes with lower interest rate Credit Facility borrowings as further described in Note 5 to the Consolidated Financial Statements, and lower total outstanding debt and lower interest on Credit Facility borrowings in the current period. The decrease was partially offset by lower capitalized interest in the current period as compared to the same period last year.

Other Income, Net for the three months ended September 30, 2013 was $37,000 compared to $59,000 for the same period last year. This change is due to a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the three months ended September 30, 2013 was 38.9%, excluding certain non-recurring benefits of state income tax law changes. Our effective income tax rate for the three months ended September 30, 2012 was 31.2%. The lower 2012 tax rate was due to lower effective state income tax rates.

Loss From Discontinued Operation, Net of Taxes for the three months ended September 30, 2013 and 2012 represents legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables as further discussed in Note 11 to the Consolidated Financial Statements.

Net Income for the three months ended September 30, 2013 was $12.3 million compared to $11.0 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2013 Compared To Nine Months Ended September 30, 2012

Total Revenues for the nine months ended September 30, 2013 decreased by $9.6 million, or 2.4%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the nine months ended September 30, 2013 decreased by $8.8 million, or 9.0%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions at NASCAR-sanctioned racing events on a comparable year-over-year event basis. The decrease also reflects, to a much smaller degree, the 2013 Race Date Realignments.

Event Related Revenue for the nine months ended September 30, 2013 decreased by $5.7 million, or 4.7%, from such revenue for the same period last year. This decrease is due primarily to declines in almost all categories of event related revenues associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by higher track rental revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2013 increased by $5.4 million, or 3.3%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the nine months ended September 30, 2013 decreased by $566,000, or 2.4%, from such revenue for the same period last year. This decrease is due primarily to lower Legend Cars and other non-event merchandising revenues, and a combination of individually insignificant items, in the current period as compared to the same period last year.

Direct Expense of Events for the nine months ended September 30, 2013 decreased by $1.5 million, or 1.8%, from such expense for the same period last year. This decrease reflects lower advertising and a combination of individually insignificant items in the current period. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2013 increased by $1.6 million, or 1.5%, over such expense for the same period last year. This increase reflects higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period. The overall increase was partially offset by the 2013 Race Date Realignments (on a combined basis).

Other Direct Operating Expense for the nine months ended September 30, 2013 decreased by $443,000, or 3.0%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with Legend Cars and other non-event merchandising revenues in the current period as compared to the same period last year.

General and Administrative Expense for the nine months ended September 30, 2013 decreased by $218,000, or 0.3%, from such expense for the same period last year. This decrease reflects lower property and other taxes and legal and other professional service costs, and a combination of individually insignificant items, which were partially offset by wage cost inflation in the current period.

Depreciation and Amortization Expense for the nine months ended September 30, 2013 decreased by $772,000, or 1.8%, from such expense for the same period last year. This decrease reflects that certain assets are now fully depreciated and a combination of individually insignificant items in the current period.

Interest Expense, Net for the nine months ended September 30, 2013 was $26.1 million compared to $31.0 million for the same period last year. This change reflects repayment of lower interest rate Credit Facility borrowings with proceeds from the first quarter 2013 add-on offering of higher interest rate 2019 Senior Notes pending redemption of the 2016 Senior Notes, and redemption of higher interest rate 2016 Senior Notes with lower interest rate Credit Facility borrowings in the second quarter 2013, as further described in Note 5 to the Consolidated Financial Statements. The change also reflects lower total outstanding debt and lower interest on Credit Facility borrowings partially offset by lower capitalized interest in the current period as compared to the same period last year.

Impairment of Goodwill for the nine months ended September 30, 2013 represents a non-cash impairment charge of $89.0 million, before income tax benefits of $2.3 million, to reduce the carrying value of NHMS and KyS goodwill based on our 2013 annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements.

Loss on Early Debt Redemption and Refinancing for the nine months ended September 30, 2013 represents a charge to earnings of $18.5 million, before income taxes of $6.8 million, for redemption premium, unamortized net deferred loan costs, issuance discount and transaction costs associated with the former 2016 Senior Notes as further described in Note 5 to the Consolidated Financial Statements.

Other Expense, Net for the nine months ended September 30, 2013 was $206,000 compared to other income, net of $154,000 for the same period last year. This change is due to higher unused loan commitment fees and to a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the nine months ended September 30, 2013 was 36.4%, excluding the negative impact of recording no tax benefit related to a significant portion of the goodwill impairment charge and certain non-recurring benefits of state income tax restructuring and tax law changes. Our effective income tax rate for the nine months ended September 30, 2012 was 38.2%.

Loss From Discontinued Operation, Net of Taxes for the nine months ended September 30, 2013 and 2012 represents legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables as further discussed in Note 11 to the Consolidated Financial Statements.

Net Loss for the nine months ended September 30, 2013 was $56.9 million compared to net income of $37.8 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the nine months ended September 30, 2013 resulted primarily from:

(1)	net cash provided by operations amounting to $82.2 million
(2)	borrowings under long-term debt for refinancing amounting to $355.0 million
(3)	repayments of long-term debt amounting to $392.3 million
(4)	payment of debt refinancing and amendment costs amounting to $5.9 million
(5)	payment of quarterly cash dividends amounting to $18.7 million
(6)	repurchases of common stock amounting to $2.1 million
(7)	cash outlays for capital expenditures amounting to $9.9 million

The Company had the following contractual obligations as of September 30, 2013 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations(1)
Current liabilities, excluding deferred race event income	$45,435	$45,435	-	-	-
Long-term debt(2) (3)	487,889	14,195	$26,790	$192,500	$254,404
Payable to affiliate	2,594	-	-	-	2,594
Other liabilities	2,929	-	-	2,929	-
Interest on fixed rate debt obligations(3)	90,265	17,055	33,835	33,750	5,625
Deferred income taxes	377,520	-	-	-	377,520
Interest on floating rate credit facility debt(3)	19,396	4,925	9,042	5,429	-
NASCAR purse and sanction fees(4)	19,406	19,406	-	-	-
Contracted capital expenditures(1)	6,324	6,324	-	-	-
Operating leases	4,764	1,501	1,682	756	825
Total Contractual Cash Obligations	$1,056,522	$108,841	$71,349	$235,364	$640,968

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of credit	$887	$887	-	-	-

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued and deferred income taxes (cash paid for income taxes was $10.6 million in the nine months ended September 30, 2013); (b) income tax liabilities of approximately $1.8 million as of September 30, 2013 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $9.9 million in the nine months ended September 30, 2013). As of September 30, 2013, we had contractual obligations for capital expenditures of approximately $6.3 million for leading-edge video and media technology equipment at TMS.

(2)

Long-term debt reflects payments under the 2019 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of September 30, 2013, there were no outstanding revolving Credit Facility borrowings.

(3)

Interest payments for fixed rate debt pertain to the Term Loan borrowings, 2019 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $230.0 million at September 30, 2013 and a weighted average interest rate of 2.2% for the nine months ended September 30, 2013.

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

LIQUIDITY

As of September 30, 2013, our cash and cash equivalents totaled $115.3 million, outstanding borrowings under the Credit Facility totaled $230.0 million (all Term Loan related), outstanding letters of credit amounted to $887,000, and the Company had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. At September 30, 2013, net deferred tax liabilities totaled $376.8 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

As further described in “Near-Term Operating Factors” above, much of our revenue is generated under long-term multi-year contracts, including the existing and new eight-year NASCAR television broadcast agreements and sponsorship, corporate marketing and other long-term contracts for multiple years beyond 2013. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. While these long-term television broadcasting rights agreements (existing and upcoming) will likely result in annual revenue increases over the contract periods, associated annual increases in purse and sanction fees paid to NASCAR may continue.

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

2019 Senior Notes and Add-on Offering in 2013—At September 30, 2013, we had 6 3/4% Senior Notes aggregating $250.0 million in outstanding principal that mature in February 2019, with interest payments due semi-annually on February 1 and August 1. In January 2013, we completed a $100.0 million aggregate principal private placement add-on offering to the existing 2019 Senior Notes. These additional notes were issued at 105% of par, and net proceeds after commissions and fees approximated $103.4 million. The proceeds were used to repay $95.0 million of Credit Facility borrowings, representing all facility borrowings then outstanding, with the remainder used for general corporate purposes. The Company completed an exchange offer for substantially identical notes registered under the Securities Act in the second quarter 2013. The add-on notes are identical to the existing 2019 Senior Notes with the same terms and conditions, and governed by the same indenture. We may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2019 Senior Notes before February 1, 2014 with proceeds from equity offerings at a redemption premium of 106.75% of par.

Early Redemption of 2016 Senior Notes in 2013—Effective June 1, 2013, we fully redeemed our 8¾% Senior Notes aggregating $275.0 million in outstanding principal at a redemption premium of 104.375% of par plus accrued interest. The 2016 Senior Notes, originally issued at 96.8% of par and scheduled to mature in June 2016, had interest payments due June 1 and December 1. We used Term Loan borrowings of $250.0 million and cash on hand of $37.1 million to fund the redemption, including redemption premium and transaction costs.

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

We were in compliance with all debt covenants as of September 30, 2013. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.25 to 1.0 for the fiscal quarter ending September 30, 2013; 2.50 to 1.0 for the four fiscal quarters ending September 30, 2014; and 3.50 to 1.0 for each fiscal quarter thereafter. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2012 Annual Report, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

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

New Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreement—NASCAR announced it has reached a ten-year, multi-platform agreement with FOX Sports Media Group (FSMG) for the broadcasting and digital rights to 16 NASCAR Sprint Cup Series races, 14 Nationwide Series races, and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2024. For the first time, the new agreement includes “TV Everywhere” rights that allow live-streaming of all FSMG races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website. The new agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Sprint Cup Series races starting in 2013.

NASCAR also announced it has reached an expansive 10-year media partnership with NBC Sports Group. Beginning in 2015, NBC Universal has the exclusive rights to the final 20 NASCAR Sprint Cup Series races and the final 19 Nationwide Series events through 2024, including the season-ending NASCAR Sprint Cup Series championship event, which will be on network television for the first time since 2009. This new long-term agreement also provides exclusive broadcast rights to certain NASCAR K&N Series and NASCAR Whelen Modified Tour events, and practice and qualifying sessions for NBC’s national series events. Also included are NASCAR’s Hall of Fame induction ceremonies and season-ending banquets, Spanish-language broadcast rights on Telemundo and Mun2 for national series events and the Toyota (Mexico) Series races, and certain video-on-demand rights and exclusive “TV Everywhere” rights for its NASCAR Sprint Cup and Nationwide Series events.

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

Stock Repurchase Program—Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2013, we repurchased 94,000 shares of common stock for approximately $1.7 million. As of September 30, 2013, we could repurchase up to an additional 150,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that we believe will increase shareholder value. At September 30, 2013, we had various construction projects underway. Similar to prior years, we continue to modernize and expand luxury suites and hospitality areas along certain speedway pit roads and grandstands, and install new billboards and other fan amenities at our speedway facilities. We also plan to continue investing in social media and web application technology to attract and enhance the entertainment experience of our race fans.

In 2012, capital expenditures amounted to $26.8 million, representing a sizable reduction compared to $59.3 million in 2011 and $37.2 million in 2010. At September 30, 2013, we had contractual obligations for capital expenditures of approximately $6.3 million for a high-definition, leading-edge video board at TMS. At this time, aggregate payments for capital expenditures in 2013 are estimated to approximate $15.0 to $25.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under our Credit Facility as needed.

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

On February 13, 2013, April 16, 2013 and July 18, 2013, the Company’s Board of Directors declared quarterly cash dividends of $0.15 per share of common stock aggregating approximately $6.2 million each quarter, paid on March 15, 2013, June 7, 2013 and September 6, 2013 to shareholders of record as of March 1, 2013, May 17, 2013 and August 16, 2013, respectively. On October 17, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on December 6, 2013 to shareholders of record as of November 15, 2013. These quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of September 30, 2013, we had aggregate outstanding letters of credit of $887,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements "Fair Value of Financial Instruments" for additional information on our financial instruments and fair value information. As of September 30, 2013, there were no borrowings outstanding under our floating interest rate Credit Facility. A change in interest rates of one percent on our floating rate notes receivable at September 30, 2013 would cause an approximate change in annual interest income of $21,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at September 30, 2013 or December 31, 2012.

In February 2013, we amended our Credit Facility that, among other things, now provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $250.0 million senior secured term loan and matures in February 2018. As of September 30, 2013, we had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. As further discussed in “Liquidity” above, we issued additional 6 3/4% Senior Notes due 2019 in aggregate principal of $100.0 million in the first quarter 2013, and redeemed all outstanding 8 3/4% Senior Notes due 2016 in aggregate principal of $275.0 million in the second quarter 2013. We used net proceeds from the additional 2019 Senior Notes to repay all then outstanding borrowings under the revolving Credit Facility, and used Term Loan borrowings under the 2013 Credit Facility (all variable rate) and available cash to fund the 2016 Senior Notes redemption.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of September 30, 2013 and December 31, 2012 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2013	2012	2013	2012
Floating rate notes receivable(1)	$2,100	$2,385	$2,100	$2,385	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	230,000	95,000	230,000	95,000	February 2018
6¾% Senior Notes(3)	254,404	150,000	266,875	159,000	February 2019
8¾% Senior Notes(4)	-	270,758	-	292,875	-

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the nine months ended September 30, 2013 and 2012 was 2.2% and 2.8%, respectively.
(3)	Carrying values at September 30, 2013 and December 31, 2012 include debt issuance premium of $4.4 million and $0, respectively.
(4)	These notes were fully redeemed in the second quarter 2013. Carrying values at December 31, 2012 are reflected net of debt issuance discount of $4.2 million.

Other Market Risk —As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $887,000, and no equity price risk, as of both September 30, 2013 and December 31, 2012.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the nine months ended September 30, 2013.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. We could repurchase up to an additional 150,000 shares under the current authorization as of September 30, 2013.

As set forth in the table below, we repurchased 94,000 shares of common stock on the open market for approximately $1.7 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, approximately 25,000 shares of our common stock were delivered to us at an average price per share of $17.24 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. These shares are reflected in the table below.

	Issuer Purchases of Equity Securities under Authorized Program as of September 30, 2013
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2013	11,000	$17.60	11,000	233,000
February 2013	9,000	16.89	9,000	224,000
March 2013	35,000	17.27	10,000	214,000
First Quarter 2013	55,000	17.27	30,000	214,000
April 2013	11,000	18.00	11,000	203,000
May 2013	11,000	18.06	11,000	192,000
June 2013	10,000	18.16	10,000	182,000
Second Quarter 2013	32,000	18.07	32,000	182,000
July 2013	11,000	18.65	11,000	171,000
August 2013	11,000	18.47	11,000	160,000
September 2013	10,000	18.32	10,000	150,000
Third Quarter 2013	32,000	18.48	32,000	150,000
Total 2013	119,000	$17.96	94,000	150,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

(Registrant)

Date: October 31, 2013	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2013	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)