Form 10-K
period 2013-12-31
SPEEDWAY MOTORSPORTS INC
filed 2014-03-07
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $213,097,887 based upon the closing sales price of the registrant’s common stock on June 30, 2013 of $17.40 per share. At March 1, 2014, 41,383,904 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 2014 are incorporated by reference into Part III of this report.

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2014 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, income taxes, sponsorships, financing needs and costs, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in this Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

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

PART I

ITEM 1. BUSINESS

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate eight first-class racing facilities in four of the top-ten media markets in the United States through our subsidiaries: Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Charlotte Motor Speedway (“CMS”), Kentucky Speedway (“KyS”), Las Vegas Motor Speedway (“LVMS”), New Hampshire Motor Speedway (“NHMS”), Sonoma Raceway (“SR”), and Texas Motor Speedway (“TMS”). SMI was incorporated in the State of Delaware in 1994. We also:

•	provide souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries
•	provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary
•	distribute wholesale and retail motorsports and other sports-related souvenir merchandise and apparel through our SMI Properties and SMI Trackside subsidiaries
•	manufacture and distribute smaller-scale, modified racing cars and parts through our US Legend Cars International subsidiary (“Legend Cars”) (formerly known as 600 Racing)

In 2014, we currently plan to promote the following racing events:

•	thirteen National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned Sprint Cup Series (“Sprint Cup”) stock car racing events
•	eleven NASCAR-sanctioned Nationwide Series (“Nationwide”) racing events
•	seven NASCAR-sanctioned Camping World Truck Series racing events
•	three NASCAR-sanctioned K&N Pro Series racing events
•	four NASCAR-sanctioned Whelen Modified Tour racing events
•	two IndyCar Series (“IndyCar”) racing events
•	six major National Hot Rod Association (“NHRA”) racing events
•	three World of Outlaws (“WOO”) racing events
•	one Automobile Racing Club of America (ARCA) racing event
•	several other races and events

RECENT DEVELOPMENTS

Listed below are certain recent developments that affect or may affect our business. These developments are further discussed in the indicated sections within this report:

•	New expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement beginning in 2015 through 2024 (discussed below in “NASCAR Broadcasting Rights Agreements”)
•

Reduced interest costs anticipated in 2014 from 2013 debt refinancing and redemption transactions (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”)

•	Continued reduction in capital expenditures anticipated for 2014 (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”)
•	Abandoned interest in Motorsports Authentics (“MA”) merchandising joint venture (discussed in Notes 2 and 8 to the Consolidated Financial Statements)
•	Approval of additional repurchases of common stock (discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”)
•	Remaining interest in Discontinued Operation dissolved in 2013 (discussed in Note 14 to the Consolidated Financial Statements)

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top-ten media markets. We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. At December 31, 2013, our total permanent seating capacity of approximately 888,000, with 831 luxury suites, was located at the following facilities:

Speedway(1)	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites(2)	Permanent Seating(3)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	820	1.5	123	92,000		Atlanta – 9
Bristol Motor Speedway	Bristol, TN	670	0.5	196	153,000		Tri-Cities – 97
Charlotte Motor Speedway	Concord, NC	1,310	1.5	113	134,000		Charlotte – 25
Kentucky Speedway	Sparta, KY	990	1.5	38	107,000		Cincinnati – 35
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	123,000		Las Vegas – 42
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	38	95,000		Boston – 7
Sonoma Raceway	Sonoma, CA	1,600	2.5	27	47,000	(4)	San Francisco – 6
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	137,000		Dallas-Fort Worth – 5
				831	888,000

(1)	References to “our” or “eight” speedways exclude North Wilkesboro Speedway, which we also own and presently has no significant operations.
(2)	Excluding dragway and dirt track suites. From time to time, the number of suites may change due to combining or reconfiguring for marketing purposes.
(3)

Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats. From time to time, we may reduce the number of permanent seats to offer wider seating or improved sight lines for marketing purposes.

(4)	SR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.

We derive revenues principally from the following activities:

•	licensing of network television, cable television and radio rights to broadcast racing events
•	sales of tickets to motorsports races and other events held at our speedways
•	sales of sponsorships and promotions to companies desiring to advertise or sell their products or services surrounding our events
•	commissions earned on sales of food, beverages and hospitality catering (through a third-party concessionaire)
•	event sales and commissions from motorsports souvenir merchandise
•	rental of luxury suites during events and other track facilities
•	tracks rentals for motorsports and non-motorsports events and activities and driving schools
•	sales of smaller-scale, modified racing cars and parts
•	radio motorsports programming, production and distribution
•	non-event sales of wholesale and retail racing and other sports-related souvenir merchandise and apparel

We have a diversified revenue stream with respect to both our revenue sources and geography. In 2013, admissions, NASCAR broadcasting and other event related revenues accounted for 22%, 41% and 30% of our total revenues, respectively. Many of our event related revenue streams such as sponsorship and other promotional revenues, radio broadcasting, driving schools and track rentals have grown over time through corporate partners involved in many different industries. In 2013, we derived approximately 82% of our total revenue from NASCAR-sanctioned racing events. We also derive revenue from IndyCar, NHRA, WOO, and other racing series events and various non-event merchandising operations. Our eight speedway facilities are strategically positioned in the West, Northeast, and South United States. We believe this diversification better insulates our revenues and profitability from negative economic and geopolitical conditions, as well as unfavorable weather conditions in any one particular market or region of the country.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the existing (through 2014) and new ten-year NASCAR television broadcast agreements (starting in 2015 through 2024) as further described below. Many of our other sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Sprint Cup, Nationwide and Camping World Truck Series event sponsorships for the 2014 racing season, and many for years beyond 2014, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. See Notes 1, 2 and 13 to the Consolidated Financial Statements for additional information on our businesses and activities.

NASCAR BROADCASTING RIGHTS

Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received from NASCAR broadcasting rights contracts with various television networks, which is expected to continue for the foreseeable future. The existing and new ten-year television broadcasting agreements were negotiated and contracted by NASCAR. Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each of our NASCAR-sanctioned racing events scheduled to be held in the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

Existing Multi-year NASCAR Broadcasting Rights Agreements – We participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. NASCAR announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. These eight-year NASCAR broadcasting rights arrangements have provided us with increases in annual contracted revenues through 2014 averaging approximately 3% per year. Our 2013 NASCAR broadcasting revenues totaled approximately $199 million and, based on the current race schedule, contracted revenues for 2014 are expected to approximate $207 million.

New Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreements – NASCAR announced it has reached ten-year, multi-platform and media partnership agreements with FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) NASCAR Sprint Cup, Nationwide and Camping World Truck Series racing events, as well as certain NASCAR K&N Pro Series and Whelen Modified Tour events, beginning in 2015 through 2024. Recent announcements have valued these new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual right fees for the industry and an approximate 46% increase over the current contract annual average of $560 million.

These new agreements include various “TV Everywhere” rights that allow 24-hour video-on-demand, live-streaming and re-telecasting of certain races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website, some of which are first-time rights and began in 2013. Also included are the broadcasting rights for nightly NASCAR news and information shows and weekend at-track shows, Spanish-language broadcasts on Telemundo and Mun2 for certain racing events, NASCAR Hall of Fame induction ceremonies, season ending banquets and other ancillary programming. We believe this new and expanded market exposure to younger and widening demographics provides long-term marketing opportunities for our advertisers and other customers, reflecting the increasing value of our premium media content and venues.

INDUSTRY OVERVIEW

NASCAR, universally regarded as one of the world’s most successful sports entertainment properties, is comprised of three national series (the NASCAR Sprint Cup Series, NASCAR Nationwide Series, and NASCAR Camping World Truck Series), four regional series, one local grassroots series, and three international series. Races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2013, the 10-month NASCAR season featured 94 national series events at 28 tracks across the US. The season includes the “Chase for the NASCAR Sprint Cup” based on “playoff” races to determine the NASCAR Sprint Cup Champion.

We believe corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. Independent research shows that NASCAR fans are the most brand-loyal fans in major US sports, demonstrating why more than 100 Fortune 500 companies rely on NASCAR to build their brands – more than any other sport. Many Fortune 500 companies choose NASCAR-sanctioned events as part of their marketing strategy and are involved in all aspects of the industry through event entitlement rights, official status designations and direct sponsorship of racing teams. Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe these expanding marketing demographics, intensified media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition as discussed below, provide us and NASCAR with many long-term marketing and future growth opportunities.

We believe the increasing value of our premium media content is reflected in the new, stronger ten-year NASCAR broadcasting rights agreements described above. Although the media landscape is evolving, we believe NASCAR's position in the sports and entertainment industry continues to grow. For 2013, fan engagement for the sport was at its highest in three years, according to industry research, with viewers watching 46 percent of all minutes, on average, across all NASCAR Sprint Cup Series races. In 2013, nearly 70 million unique viewers watched a NASCAR Sprint Cup Series event, and over 32 million unique viewers watched a NASCAR Nationwide Series event. Also, NASCAR has the second largest average number of individual and multiple viewers per event. Starting in 2013, FOX Deportes, the number one US Latino sports network, provides our NASCAR sport with the most expansive Spanish-language broadcast offering with coverage of 15 NASCAR Sprint Cup Series races. As a result, Hispanic viewership of the NASCAR Sprint Cup Series grew by almost 40 percent as compared to 2012.

Television ratings for the three national series remained solid in 2013. The NASCAR Sprint Cup Series continued as the second highest rated regular-season televised sport behind only the National Football League, and was the first or second-highest televised sport 22 out of 36 point event weekends. The NASCAR Nationwide Series continued as television’s second, and the NASCAR Camping World Truck Series continued as cable television’s third, highest rated motorsports series in 2013. The NASCAR Sprint Cup Series has the dominant television ratings among regular season sports from February to July. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. NASCAR ratings can impact attendance at our events and sponsorship opportunities.

Ongoing Improvements In Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. In 2014, NASCAR announced a new championship format that puts greater emphasis on winning races all season long, expands the current Chase for the NASCAR Sprint Cup field to 16 drivers and implements a new round-by-round advancement format, and new group qualifying formats which more closely emulate actual on-track competition. NASCAR also has made changes to race car set-ups, spoilers and other configurations to increase racing competition. In 2014, the NASCAR Camping World Truck Series now features redesigned truck bodies for use in competition by all three manufactures.

In 2013, car manufacturers Chevrolet, Toyota, and Ford have brought brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. This new major car change, referred to as the next generation Sprint Cup car or “Gen-6” program, reflects NASCAR’s efforts to restore manufacturer brand identity and improve on-track racing competition. NASCAR implemented a new qualifying format for the Sprint Cup Series that places a greater emphasis on speed and increased competition, and changed the maximum starting field for the Nationwide Series from 43 to 40 race cars. In recent years, NASCAR introduced electronic fuel injection for the Sprint Cup Series and implemented competition rules designed to restore “pack racing” at restrictor plate speedways. Other refinements have included “double-file restarts”, more consistent race start times, multiple attempts at finishing races under the “green flag” and relaxing on-track rules and regulations. NASCAR also changed the rules of participation so that racecar drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Nationwide or Camping World Truck Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season.

OPERATING STRATEGY

A key component of our operating strategy is to own and operate first-class, modern facilities in premier geographic markets, and provide our individual and corporate fans and customers with the best entertainment experience and marketing value in our motorsports industry.

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

Commitment to Quality and Customer Satisfaction, and Expansion and Improvement of Existing Facilities – Since the 1970’s, we have continually improved the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in racing and other motorsports activities that we conduct.

Over many years, we have built and modernized our permanent grandstand seating and luxury suites, offering outstanding views, new stadium-style terrace sections, wider and more comfortable seating, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities. We believe our facilities are some of the finest in the industry, and offer superior spectator enjoyment, convenience and accessibility. Lighting is installed at all SMI speedways, except SR and NHMS, so that we can offer nighttime racing. We installed “SAFER” crash walls at all SMI speedways, except SR, to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans increased excitement inherent in high-bank racing. SMI has built trackside condominiums at AMS, CMS and TMS, with many used by team owners and drivers. We have built or reconstructed dragstrips at BMS, CMS, LVMS and SR, featuring modern, innovative facilities with permanent grandstand seating, luxury suites and extensive fan amenities. Our zMAX Dragway at CMS features revolutionary, unique “four lane” racing, which we believe is currently the finest facility in drag racing. Our other facilities include The Speedway Club at CMS and The Speedway Club at TMS, both containing exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs are open year-round and offer exclusive race day privileges, first-class restaurant, catering and corporate meeting accommodations, and at TMS, health-club, salon and spa facilities.

We have modernized our ticket offices and gift shops to increase fan appeal, and expanded our camping, RV and hospitality facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events. We have built extensive infield media centers, garage and entertainment facilities with modern technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. Our leading-edge facilities also feature modern scoreboards, hillside terrace seats, pit road suites, underground pedestrian tunnels, widened concourses and other expanded pedestrian infrastructure, among many other modernizing improvements. We have reconfigured and expanded parking areas and on-site roadways, and revamped traffic patterns for better traffic flow at all of our speedways. Our many customer service enhancements include new and expanded entertainment, administrative and other marketing facilities as part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators. From time to time, we plan to continue modernizing and making other significant improvements at our speedways, all consistent with our commitment to quality and customer satisfaction. See “Properties” for additional information on each of our speedways.

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

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event can include corporate promotional displays, luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We offer many family-friendly and first-time fan programs to help educate and engage patrons who are new to the sport. We are attempting to capture the interest of the next generation of race fans through kid-friendly entertainment options, family camping, kids’ zone play areas and kids’ clubs. We are also offering kid-sized headsets for scanners so the entire family can enjoy the race experience. We launched “The Chairman’s Club”, which offers ultra-exclusive membership with VIP access to races at all our of eight speedways, invitations to the drivers’ meetings and introductions, garage tours, pit passes, premiere camping and parking, and choice of luxury seating options including suite access. Members will also have a personal concierge to plan their “high-roller” race experiences. We continue to invest in social media and web application technology to offer contemporary interactive digital entertainment to attract and enhance the entertainment experience of our race fans, particularly younger fans.

The “Neon Garage” built at LVMS is one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports. LVMS’s “Neon Garage” is a desirable focal place for racing drivers, team owners and others involved in motorsports during major racing events. We have built or expanded premium suite, pavilion, hospitality and fan-zone entertainment areas along and close to pit road and grandstands, featuring upscale amenities and outstanding views of the entire superspeedway, at several of our speedways, most recently at CMS. TMS promotes a popular “No Limits” marketing campaign, including entertainment parties for season ticket holders and other guests in their infield garage area. Many of our speedways, particularly CMS and TMS, have high-end RV park and campground areas, featuring upscale amenities and outstanding views of their entire superspeedways. CMS has 40 open-air boxes, each containing 32 seats, featuring convenient access to high-end food and beverages and waiter services, which are rented to corporate customers or others. These and other customer service enhancements are part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort, enjoyment and entertainment value.

We are again collaborating with Panasonic to install the world’s largest high-definition video board at TMS, this on top of the one we installed at CMS in 2011. Having the two largest video boards in motorsports is another example in the long line of industry firsts of SMI’s ongoing efforts to offer our fans ever increasing entertainment value. We believe this leading edge technology transforms the race experience for our fans, and helps attract younger and new fans, providing viewing entertainment that cannot be duplicated at home or other venues.

Maximization of Media Exposure and Enhancement of Sponsorship and Other Promotional Revenues – We are strategically positioned with eight first-class speedway facilities in the Northeast, South, and West United States, including four of the nation’s top-10 metropolitan markets, with combined permanent seating of approximately 888,000 as of December 31, 2013. We have speedway facilities strategically positioned in Dallas-Fort Worth, Las Vegas and San Francisco markets, providing us with critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. Our Atlanta, Bristol and Charlotte Motor Speedways are located in the South, which is considered the “heart” of racing. Our NHMS, about one hour north of Boston, is located in one of the largest media markets in North America, with more than 18 million people within 200 miles of the speedway, and is the largest sports facility in New England. KyS is located approximately one-half hour south of the Midwestern city of Cincinnati, Ohio, and strategically positioned between the desirable markets of Lexington and Louisville, Kentucky as well.

We believe the high media attention focused on motorsports in our premium markets provides our sponsors and other corporate marketing partners with outstanding long-term promotional opportunities. The new ten-year, multi-platform and media partnership broadcasting and digital rights agreements with NASCAR and media powerhouses FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and media awareness for all three NASCAR racing series, as well as corporate marketing appeal. We believe these media powerhouses provide broad marketing continuity and exposure to widening demographic audiences, which benefits motorsports in general from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that provided for other major sports.

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

Further Development of SMI Properties, Performance Racing Network and US Legend Cars Businesses – Our SMI Properties subsidiaries, including SMI Trackside, provide event and non-event souvenir merchandising services at our speedways. We believe opportunities exist for merchandising of motorsports and non-motorsports products. SMI Properties and SMI Trackside seek to enhance souvenir and other merchandise sales through expanded product offerings and new marketing arrangements, including sales at non-SMI facilities and other outside venues.

We broadcast most of our NASCAR Sprint Cup and Nationwide Series racing events, as well as many other events, at each of our speedways over our proprietary Performance Racing Network. PRN is syndicated nationwide to several hundred radio stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to several hundred affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with SiriusXM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2014.

US Legend Cars International continues to develop new domestic and overseas markets for distribution of their race cars and parts. Our subsidiary INEX is the official international sanctioning body of the Legends Circuit, and is the third largest oval short-track auto racing sanctioning body in terms of membership behind NASCAR and the International Motor Contest Association. US Legend Cars manufactures and sells the cars and parts used in Legends Circuit racing events. The “original” Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. As an extension of the original Legend Cars concept, US Legend Cars also manufactures the “Bandolero”, a smaller, lower-priced, entry level stock car which appeals to younger racing enthusiasts, and the faster “Thunder Roadster” race car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. In recent years, US Legend Cars, in collaboration with Ray Evernham Enterprises, a former NASCAR Sprint Cup Series crew chief and team owner, developed the Legend Dirt Modified race car as a purpose-built dirt race car with more performance, while maintaining affordability. These four race car models (collectively referred to as “US Legend Cars” or “Legend Cars”) are not designed for general road use. Revenues from this business totaled approximately $9.7 million in 2013.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $14,000, and is an affordable entry into racing for enthusiasts who otherwise could not race on an organized circuit. Cars and parts are currently marketed and sold through distributors conducting business throughout the United States, in Canada, the Middle East, Russia, South Korea, Australia, South America, Africa, Europe and other countries. The Legends Circuit, which includes all four race models, held approximately 2,000 sanctioned races at over 150 different tracks in 2013, making it one of the most active short-track racing divisions in motorsports. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks where races are held.

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

In another first, SMI announced BMS will host a collegiate football game between the University of Tennessee and Virginia Tech, the "Battle at Bristol, College Football's Biggest Ever” in September 2016. We believe this could be the highest attended collegiate football game in history, with intense media coverage and fanfare. If successful as anticipated, SMI may hold other collegiate events in the future.

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

Other examples of increased usage include holiday season festivities at many of our speedways, including “Speedway Christmas,” a long drive-through Christmas light park and village at CMS, and BMS’s holiday season “Speedway In Lights”, which is prominent in that region. LVMS continues to annually host the widely-popular Electric Daisy Carnival concert, attracting a large number of young fans. Also, SMI is exploring the feasibility of holding large stand-alone concerts with popular musical acts at certain other speedway facilities. We frequently host concerts featuring popular bands at stand-alone events and as entertainment before and after our racing events. CMS and TMS host auto fair shows and Goodguys Rod & Custom Association Nationals and other car shows, both also very popular. In past years, we have conducted and hosted a wide variety of events such as snowmobile racing events at NHMS and Cirque Du Soleil entertainment shows at CMS. We have held Global RallyCross events at CMS, LVMS, NHMS and TMS, which featured exciting off-road circuit racing, particularly popular with younger fans.

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

OPERATIONS

Our operations consist principally of motorsports racing and related events, along with ancillary businesses as further described in “Business – General Overview”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to the Consolidated Financial Statements. The following table summarizes our NASCAR-sanctioned Sprint Cup and Nationwide Series racing events scheduled at our speedways in 2014 (in chronological order):

Date	Speedway	Series	Event
March 8	LVMS	Nationwide	Boyd Gaming 300
March 9	LVMS	Sprint Cup	Kobalt 400

March 15	BMS	Nationwide	Drive To Stop Diabetes 300
March 16	BMS	Sprint Cup	Food City 500

April 4	TMS	Nationwide	O’Reilly Auto Parts 300
April 6	TMS	Sprint Cup	Duck Commander 500

May 17	CMS	Sprint Cup	NASCAR Sprint All-Star Race
May 24	CMS	Nationwide	HISTORY 300
May 25	CMS	Sprint Cup	Coca-Cola 600

June 22	SR	Sprint Cup	Toyota/SaveMart 350
June 27	KyS	Nationwide	Kentucky 300
June 28	KyS	Sprint Cup	Quaker State 400

July 12	NHMS	Nationwide	NASCAR Nationwide Series 200
July 13	NHMS	Sprint Cup	Camping World RV Sales 301

August 22	BMS	Nationwide	Food City 300
August 23	BMS	Sprint Cup	IRWIN Tools Night Race
August 30	AMS	Nationwide	NASCAR Nationwide Series 300
August 31	AMS	Sprint Cup	NASCAR Sprint Cup Series 500

September 20	KyS	Nationwide	VisitMyrtleBeach.com 300
September 21	NHMS	Sprint Cup	SYLVANIA 300

October 10	CMS	Nationwide	NASCAR Nationwide Series 300
October 11	CMS	Sprint Cup	Bank of America 500

November 1	TMS	Nationwide	O’Reilly Auto Parts Challenge
November 2	TMS	Sprint Cup	AAA Texas 500

Along with the NASCAR Sprint Cup and Nationwide Series races listed above, our speedways are scheduled to hold the following racing events in 2014:

Event	AMS	BMS	CMS	KyS	LVMS	NHMS	SR	TMS
NASCAR Camping World Truck		1	1	1	1	1		2
NASCAR K&N Pro		1				1	1
NASCAR Whelen Modified		1	1			2
NHRA Nationals		1	2		2		1
IndyCar							1	1
WOO			2		1
ARCA				1

COMPETITION

We are the leading motorsports promoter in the local and regional markets served by our eight speedways, and compete locally, regionally and nationally with other speedway owners, including International Speedway Corporation (“ISC”), to sponsor events, especially Sprint Cup and Nationwide Series events, and to a lesser extent, other NASCAR, IndyCar, NHRA and WOO sanctioned events. We compete for spectator interest with all forms of professional, collegiate and amateur spring, summer and fall sports, and with a wide range of other available regional and national entertainment and recreational activities, conducted in and near Atlanta, Boston, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas, Lexington/Louisville/Cincinnati, and San Francisco. These competing events or activities may be held on the same days as our events. We also compete with improving and expanding non-motorsports media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing digital video recorder (“DVR”) use and on-demand content, particularly for Sprint Cup and Nationwide Series racing events. Furthermore, we believe that industry competitors are actively pursuing internal growth and industry consolidation. These and other competition related factors are further discussed in our “Risk Factors”.

SEASONALITY

Our business has been, and is expected to remain, somewhat seasonal. For further discussion on our seasonality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Comparison of Quarterly Results”.

EMPLOYEES

As of December 31, 2013, we had approximately 805 full-time and 272 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

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

INTELLECTUAL PROPERTY

We have various registered and common law trademark rights, including, but not limited to, “Speedway Motorsports,” “Atlanta Motor Speedway,” “AMS,” “AutoFair,” “AvBlend,” “Bluegrass Club,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Kentucky Club,” “Kentucky Speedway,” “Las Vegas Motor Speedway,” “Loudon Classic,” “Magic Mile,” “Miles of Courage,” “New Hampshire Motor Speedway,” “Sears Point Raceway,” “Thunder Valley Nationals,” “Texas Motor Speedway,” “TMS,” “Legends Cars,” “Bandolero,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMAX,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear And Accessory Conditioner,” “Fans First,” “The Great American Speedway!,” “Radio Without a Restrictor Plate,” “Seal of Champions, Speedway Motorsports, Inc.,” “Speedway World,” “The Official Seal of Racing,” “Lug Nut,” “Sparky,” “Live Free & Race!,” “zMAX Dragway,” “Think Outside The Oval,” “U.S. Legend Cars International,” “Let the Troops Race,” “Raceday U,” “Raceday University,” “Wild Asphalt Circus,” “Texas Motorsports Hall of Fame,” “Battle at Bristol,” “Battle at Bristol, College Football’s Biggest Ever, September 10, 2016,” and our corporate logos. We have registered trademark rights to “zMAX” in Australia, Canada, Israel, Mexico, New Zealand, Singapore and the European Union, registered trademark rights to “Legends Cars” in the European Union and Canada, and registered service mark rights to “Motorsports by Mail” in Japan. We also have two patents related to our Legends Car, Bandolero Car and Thunder Roadster design and technology and one patent pending related to Catch Fence design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, if necessary, to protect their proprietary value in sale and market recognition.

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

ITEM 1A. RISK FACTORS

Set forth below are all material known risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from results contemplated by forward-looking statements contained in this report or other public statements we may make. Additional risks not currently known to us or that we currently deem immaterial may also impact our business. Shareholders and prospective investors should carefully consider and evaluate all of the risk factors described below. However, many of these factors are beyond our ability to control or foresee, and undue reliance should not be put on forward-looking statements. Risk and other forward-looking factors, including future or forecasted results or events, may or may not ultimately be found correct. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in future periodic reports on Form 10-Q, Form 10-K or other forms we file with the SEC.

The United States and global economies, disruptions in the financial markets and geopolitical events could have a continued significant adverse impact on consumer and corporate spending and our business. Consumer and corporate spending can significantly impact our operating results, and national or local catastrophes, elevated terrorism alerts or natural disasters could have a significant adverse impact on our operating results.

Our business depends on discretionary consumer and corporate spending. High unemployment, high fuel, food and health care costs, tight credit markets, difficult residential real estate and mortgage markets, and stock market volatility, among other factors, have led to lower levels of consumer confidence. Those economic factors have dampened, and may continue to dampen, consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending. Such reduced spending has resulted, and may continue to result, in negatively impacting our admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related revenue, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. High or higher unemployment or fuel, food or health-care costs could have a significant adverse impact our future results of operations.

While the direction and strength of the United States economy appear to be improving, significant uncertainty remains as to its recovery strength and duration. Government responses and actions may or may not successfully restore prolonged stability to the credit and consumer markets and improved economic conditions. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could also lead to higher inflation and higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Other factors that can affect consumer and corporate spending include hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, air travel concerns, and geopolitical events, as well as various industry and other business conditions. Incidents such as the 2013 bombings in Boston can affect public concerns regarding large gatherings of people, including travel to large populated venues or locations. Additional incidents could have a particularly significant negative impact on attendance and other event related spending by individuals or corporate fans and customers who have or might have planned to attend one or more of our racing events. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers. These factors can adversely impact local, regional and national consumer and corporate spending sentiment.

Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer spending, economic recovery and our future results. There can be no assurance the economy or financial and credit markets will continue to improve or stabilize for long periods or do not worsen. Each of these aforementioned negative factors, and particularly when combined, may further adversely impact corporate and individual customer spending and have a material adverse impact on our future operating results and growth.

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

A lack of competitiveness in Sprint Cup Series races or the closeness of the championship points race, racecar driver popularity, and the success of NASCAR racing in general, in any particular racing season can significantly impact our operating results. Various performance factors of racing competitors, particularly popular drivers, can affect on-track competition and the appeal of racing. New or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. These and other factors can affect attendance at NASCAR Sprint Cup and Nationwide Series racing events, corporate interest, media attention, and the promotional marketing appeal for these series, as well as other events surrounding the weekends such races are promoted. There can be no assurance that these factors will not have an adverse impact on our operating results.

As further discussed in “Business – Industry Overview”, NASCAR as a sanctioning body periodically implements new rules or technical and other required changes for race teams and drivers and event promoters in attempts to increase safety, racing competition, and fan and media interest, among other things. These and other periodically implemented changes may or may not become more successful or popular with fans. Such factors can affect attendance and other event related revenues for our Sprint Cup and Nationwide Series racing events, as well as other events surrounding the weekends such races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance that attendance or other event related revenues or operating costs will not be adversely impacted by sanctioning body changes in any particular season.

We compete with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters and with ongoing improvements in high-definition television technology - both of which are increasingly influenced by changing demographics and could adversely affect us.

Much of the success of the sport of NASCAR racing has long been attributed to the exceptionally strong loyalty of our fans and customer base. Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increases. And as importantly, we are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and on-demand content, particularly for Sprint Cup and Nationwide Series racing events.

We, as well as NASCAR and the television broadcasters, continue to make sizable investments in new and expanding marketing initiatives and leading-edge facility improvements that appeal to younger fans and the changing demographics. We are increasingly investing in new marketing approaches and technology to foster attendance by families, particularly those with younger children and teenagers. We are also increasingly investing in social media, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. Some our recent larger investments include installing two of the world’s largest high-definition video boards at CMS and TMS. There can be no assurance that our various initiatives, and those of NASCAR or the television broadcasters, individually or in combination, will successfully increase attendance, event related revenues or corporate or individual marketing appeal or interest in our sport or our venues.

Strong competition in the motorsports industry and with other professional, collegiate and amateur sports could hinder our ability to maintain or improve our position in the industry.

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

We compete for spectator interest with all forms of professional, collegiate and amateur spring, summer and fall sports, such as football, baseball, basketball, soccer and hockey, conducted in and near Atlanta, Boston, Bristol, Charlotte, Cincinnati, Dallas-Fort Worth, Las Vegas, Lexington, Louisville, and San Francisco, and locally, regionally and nationally, many of which have resources that exceed ours, and with a wide range of other available entertainment and recreational activities. These competing events and activities may be held on the same days or weekends as our events.

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

We may continue to significantly expand and improve our speedway facilities, involving material capital expenditures over several years in amounts or nature that have not yet been determined. Such expenditures may or may not increase our future success and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control. Management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. For example, as further discussed in Note 8 to the Consolidated Financial Statements, we abandoned our 50% interest in the Motorsports Authentics merchandising joint venture with ISC in early 2014. We may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner or we may dispose of a business at a price or on terms that are less than optimal. In addition, there is a risk that we will sell a business whose subsequent performance exceeds expectations. These factors could adversely affect our future financial condition, operating results or cash flows.

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

Our NASCAR broadcasting rights revenues are significant multi-year contracted revenue and cash flow sources for us. Any significant adverse changes to such rights revenues could adversely impact our results. The current eight-year NASCAR broadcasting rights agreement expires after 2014, and has provided us with increases in annual contracted revenues averaging 3% per year. As further discussed in “Business – Industry Overview”, NASCAR announced it has reached ten-year, multi-platform and media partnership agreements with FOX Sports Media Group and NBC Sports Group beginning in 2015 through 2024. While these new long-term contracts contain an overall revenue increase over present contract terms, annual revenue amounts for individual contract years have not yet been established, and may or may not initially be lower than the final year revenue of the current contract.

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

Motorsports can be dangerous to participants and to spectators. We believe we maintain insurance policies that provide coverage within limits that are sufficient to protect us from material financial loss due to liability for personal injuries sustained by persons on our premises in the ordinary course of business. Nevertheless, there can be no assurance that such insurance will be adequate at all times and in all circumstances. Also, sanctioning bodies could impose additional safety or security measures or requirements that involve significant capital expenditures or increase operating expenses.

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

Our Credit Facility allows for annual capital expenditures of up to $75.0 million, and provides for additional borrowings of up to $99.1 million as of December 31, 2013 subject to meeting specified conditions. We may make material capital improvements over several years in amounts that have not yet been determined. The cost, profitability, timing or success of future capital projects and investments is subject to numerous factors, conditions and assumptions, many of which are beyond our control, including:

•	delays in or denials of government approvals or permits
•	undetected soil or land, including environmental conditions
•	additional land acquisition costs
•	increases in the cost of construction materials and labor
•	unforeseen changes in design
•	litigation, accidents or natural disasters affecting the construction site
•	national or regional economic, regulatory or geopolitical changes

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

As of December 31, 2013, we have net property and equipment of $1,105.2 million, net other intangible assets of $395.0 million and goodwill of $49.7 million after reduction in 2013 for a non-cash, pre-tax goodwill impairment charge of $89.0 million. We periodically evaluate long-lived assets for possible impairment, and our evaluation methodology, assumptions, and results, including the 2013 impairment charge, are further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Accounting Estimates” and Note 2 to the Consolidated Financial Statements. While we believe no unrecognized impairment exists at December 31, 2013, different conditions, trends or assumptions or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation. Should our reporting units or their indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges and adversely affect our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

From time to time, we may decide to reduce or eliminate lower demand permanent seating at certain speedways to help manage ticket demand, improve sight lines, convert space for other marketing uses or for other reasons. We may incur significant expenditures to demolish or convert such seating, including associated grandstand areas, in years and amounts that have not yet been determined. Such expenditures may or may not increase our future success and profitably, which depends on many factors outside of management’s control. Depending on management’s plans, we could be required to shorten depreciation periods or accelerate depreciation or write off remaining undepreciated net book value of associated assets, or expense the costs of demolition and disposal, all or some of which could have a significant adverse impact on our future financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial position, our ability to meet our obligations under our debt instruments, and our ability to pay dividends.

We have substantial amounts of debt and debt service obligations. As of December 31, 2013, we had total outstanding long-term debt of approximately $467.0 million as further described in Note 6 to the Consolidated Financial Statements. Our substantial indebtedness and leverage could make it more difficult and costly to borrow money and may reduce funds available for financing our operations and other business activities and have other important consequences, including the following:

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

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available for use in our business. In 2013, we paid $31.4 million in interest on our indebtedness. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, legislative, regulatory, industry, competitive and other factors that are beyond our control. Our operations are substantially impacted by the success of NASCAR in the promotion and conduct of racing as a sanctioning body, our relationship with NASCAR, the popularity of NASCAR and other motorsports generally, and the impact of competition, including competition from other speedway owners like ISC. Although under our control, our cash outlays for dividends are funded in part with cash that would otherwise be available for our capital spending, repurchases of common stock or other liquidity needs, and dividend increases further limit cash otherwise available for such uses or needs. Our business may not be able to generate sufficient cash flow from operations and future borrowings to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. As further described in Note 6 to the Consolidated Financial Statements, we may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017. Such redemptions could limit funds otherwise available for future working capital, capital expenditures, acquisitions or other general corporate purposes. However, we may not be able to complete such refinancing or redemption on commercially reasonable terms or at all.

Our future borrowing costs on current outstanding or future indebtedness could substantially increase, which may have a material adverse effect on our business and results of operations.

As of December 31, 2013, we had total outstanding long-term debt of approximately $467.0 million and our Credit Facility permits additional borrowings of up to $99.1 million. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility and future increases, if significant, could have a significant adverse impact on our future results. Our future capital spending or investments could significantly increase our future outstanding debt. Also, our future interest and borrowing costs under our Credit Facility, any refinanced or replaced current outstanding indebtedness, or new additional financing could substantially increase and adversely affect our financial health and profitability. We are currently unable to predict if or when the interest rates could change. Our significant indebtedness levels and leverage could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility or other borrowing arrangements.

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

The 2019 Senior Notes indenture and our Credit Facility agreement restrict, among other things, our and our subsidiaries’ ability to do any of the following:

•	incur additional debt or liens
•	pay dividends or make distributions
•	make specified types of investments
•	apply net proceeds from certain asset sales
•	engage in transactions with affiliates, merge or consolidate
•	sell equity interests of subsidiaries, or sell, assign, transfer, lease, convey or otherwise dispose of assets
•	incur indebtedness subordinate in right of payment to any senior indebtedness and senior in right of payment to the 2019 Senior Notes

Because of our significant outstanding indebtedness, debt covenant compliance is important to our operations. Our Credit Facility is the primary source of committed funding for our planned capital expenditures, strategic initiatives, such as repurchases of our common stock and working capital needs. Our Credit Facility contains more extensive and restrictive covenants than our 2019 Senior Notes indenture, and requires us to maintain specified financial ratios, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Future default on any covenant could result in default under the underlying debt agreements. Non-compliance with financial covenant ratios or other covenants could prevent us from being able to access further borrowings under, or require repayment of, our Credit Facility. Our ability to meet those covenants, financial ratios and tests can be affected by material impairment or other charges, declines in profitability or cash flows or other economic or market factors beyond our control, and there can be no assurance that we will continue to meet those tests.

Our Credit Facility and 2019 Senior Notes contain cross-default provisions. A default under any of these debt agreements could likely trigger cross-default provisions allowing lenders, in each case, to exercise their rights and remedies as defined under their respective agreements, including declaring all amounts outstanding, accrued interest or other obligations to be immediately due and payable. If we were unable to repay these amounts, such lenders could proceed against collateral, if any, securing that indebtedness. If any indebtedness was accelerated, there can be no assurance that we could repay or refinance the accelerated amounts due.

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

The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of the alcoholic beverage and tobacco industry is generally subject to greater governmental regulation than advertising by other sponsors of our events. Certain of our sponsorship and other marketing contracts are terminable upon the implementation of adverse regulations. The alcoholic beverage and tobacco industries have provided substantial financial support to the motorsports industry through, among other things, the purchase of advertising time, sponsorship of racing teams and past sponsorship of racing series such as the Winston Cup (now Sprint Cup) Series and the Busch (now Nationwide) Series. We cannot assure you that the alcoholic beverage or tobacco industry will continue to sponsor motorsports events or participate in other promotional activities, suitable alternative sponsors will be located, or NASCAR will continue to sanction individual racing events involving alcoholic beverage industry sponsors or promotional activities. Implementation of further restrictions on the advertising or promotion of alcoholic beverage products could adversely affect us.

Failure to maintain adequate security for certain customer-related information could damage our reputation with current or prospective customers, subject us to litigation or adverse regulatory actions or cause us to incur substantial additional costs.

In the ordinary course of business, we collect and store certain financial and other information from individuals, corporations and others, including customers, employees and outside contractors. We process customer payment card information, perform credit, employment and other business related inquiries, and collect customary information used for marketing purposes. We contract with third-parties for processing orders and payments of a large portion of our tickets and other access sold for our events, much of which is transacted indirectly through links with our internal websites. Our online operations depend upon secure transmission of confidential information over public networks, including information permitting and transacting cashless payments. We commit significant internal and external resources to network security, data encryption, and other security measures to protect our networks and data, but there can be no assurance these security measures provide complete security. Our or third-party networks could be breached and we could be unable to protect sensitive data. A breach of our security networks that results in personal, corporate or other sensitive information being obtained by unauthorized persons could adversely affect our reputation with current or prospective customers, credit card processers and others. Such security breach could result in litigation against us, adverse regulatory or credit card processer actions, restrictions or imposing substantial penalties or fines. Also, a security breach could require or result in us spending significant additional resources on our information security systems and could disrupt our operations, particularly sales and marketing. Any significant breach could have a material adverse impact on our future financial condition or results of operations.

Our chairman owns a majority of our common stock and will control any matter submitted to a vote of our stockholders.

As of March 1, 2014, Mr. O. Bruton Smith, our Chairman and Chief Executive Officer, beneficially owned, directly and indirectly, 29,000,800 shares of our common stock. As a result, he will continue to control the outcome of substantially all issues submitted to our stockholders, including the election of all of our directors. As a “controlled company” within the meaning of the NYSE rules, we also qualify for exemptions from certain corporate governance requirements, including the requirement that we have nominating and corporate governance and compensation committees composed entirely of independent directors. Although we qualify, we do not currently use this “controlled company” exemption.

Our large net deferred tax liabilities, and changes in income tax laws, could adversely affect our financial condition and results of operations.

At December 31, 2013, net deferred tax liabilities totaled $332.6 million, after reduction for net deferred tax assets of $49.2 million. At December 31, 2013, valuation allowances of $14.9 million have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

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

The market price of our common stock could be adversely affected by the sale of approximately 914,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans, by the issuance or sale of approximately 5,349,000 shares of our common stock available for grant under our equity compensation plans, or by the sale of approximately 29,000,800 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held by Mr. O. Bruton Smith, our Chairman and Chief Executive Officer. The market price for our common stock could also be adversely affected if there was a default of one of the non-Company loans under which 3,500,000 shares of our common stock, owned by Mr. Smith and Sonic Financial Corporation, an affiliate through common ownership by Mr. Smith, have been pledged.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway as of December 31, 2013 follows:

Atlanta Motor Speedway – AMS is located on approximately 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS is located in a top-ten media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. AMS has a modern 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, an on-site 2.5-mile road course and 46 condominiums overlooking the speedway. AMS has permanent seating capacity of approximately 92,000, including 123 luxury suites.

Bristol Motor Speedway – BMS is located on approximately 670 acres in Bristol, Tennessee and is a 0.533-mile, lighted, high-banked concrete oval speedway. BMS also owns and operates Thunder Valley, a 1/4-mile modern, lighted dragway, which features permanent grandstand seating, luxury suites and extensive fan amenities. We believe BMS is the most popular facility on the Sprint Cup circuit among race fans due to its steep banked turns, lighted nighttime races and outstanding stadium-like views. BMS has permanent seating capacity of approximately 153,000, including 196 luxury suites.

Charlotte Motor Speedway – CMS is located on approximately 1,310 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. CMS’s main track is a 1.5-mile banked, lighted, asphalt quad-oval facility, with significant club-style seating offering convenient access to premium restaurant-quality food and beverage service, and 52 condominiums overlooking turn one. CMS has the world’s largest high-definition video board (second to TMS after similar installation in 2014), and a modern media center with leading-edge technology infrastructure and access. CMS also has an executive office tower adjoining the main grandstand, featuring The Speedway Club at CMS which offers exclusive dining and entertainment and premium restaurant, catering and corporate meeting facilities.

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

Kentucky Speedway – KyS is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio and strategically located between Lexington and Louisville, Kentucky, on approximately 990 acres, featuring a 1.5-mile, asphalt, tri-oval superspeedway. KyS has significant club-style seating with convenient access to food and beverage service, and modern and extensive infield media center, garage and fan-zone entertainment facilities. KyS has permanent seating capacity of approximately 107,000, including 38 luxury suites.

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

New Hampshire Motor Speedway – NHMS is a multi-use complex located in Loudon, New Hampshire on approximately 1,180 acres approximately 80 miles northwest of Boston, consisting of a 1.058-mile asphalt, oval superspeedway and a 1.6-mile road course. NHMS is located in a top-ten media market, and is the largest sports facility in New England. NHMS has permanent seating capacity of approximately 95,000, including 38 luxury suites.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 1, 2014, 41,383,904 shares of common stock were outstanding and held by approximately 2,142 record holders based on information from our stock transfer agent. The Company had no unregistered sales of equity securities during 2013.

We intend to retain a portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as meet debt service and working capital requirements. Our Board of Directors approved aggregate dividends on common stock in 2011 through 2013 as follows:

	2013	2012	2011
Cash dividends paid (in thousands)	$24,875	$24,883	$16,623
Dividends per common share	$0.60	$0.60	$0.40

Quarterly dividends were declared in each of the three year periods. All declaration, record and payment dates were in the same fiscal periods. On February 12, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 14, 2014 to shareholders of record as of February 28, 2014. All cash dividends were or will be paid using available cash and cash investments. Although we plan to continue paying quarterly cash dividends, we may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition, capital expenditure plans, applicable limitations under our debt agreements as further described in Note 6 to the Consolidated Financial Statements, and other factors as the Board of Directors or its designees, in their sole discretion, may consider relevant.

The following table sets forth the high and low closing sales prices for SMI’s common stock as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2013:
First Quarter	$18.46	$16.16
Second Quarter	18.58	17.30
Third Quarter	19.70	17.38
Fourth Quarter	20.64	17.50

2012:
First Quarter	$18.68	$14.56
Second Quarter	19.08	15.69
Third Quarter	17.70	14.90
Fourth Quarter	18.03	15.24

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009, and February 2014 our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of December 31, 2013, we could repurchase up to an additional 118,000 shares (1,104,000 shares as of February 12, 2014) under authorization then in effect.

As set forth in the table below, we repurchased 126,000 shares of common stock under this program for approximately $2.3 million in 2013. In 2013 and 2012, approximately 43,000 and 33,000 shares of our common stock were delivered to us at an average price per share of $18.43 and $16.32, respectively, in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. These shares are reflected in the table below.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2013

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2013	119,000	$17.96	94,000	150,000
October 2013	11,000	18.66	11,000	139,000
November 2013	10,000	18.62	10,000	129,000
December 2013	29,000	20.02	11,000	118,000
Fourth Quarter 2013	50,000	19.44	32,000	118,000
Total 2013	169,000	$18.30	126,000	118,000

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding the shares of SMI common stock issuable under all of SMI’s equity compensation plans as of December 31, 2013. See Note 11 to the Consolidated Financial Statements for additional information on these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)(2)	914,000	(3)	$31.54	(4)	5,349,000	(5)
Equity compensation plans not approved by security holders	–		–		–
Total	914,000		$31.54		5,349,000

(1)

Includes the 1994 Stock Option Plan, the 2004 Stock Incentive Plan, the 2013 Stock Incentive Plan, the Formula Stock Option Plan, the 2008 Formula Restricted Stock Plan and the Employee Stock Purchase Plan. The 1994 Stock Option Plan expired in December 2004 and the Formula Stock Option Plan was terminated in February 2008 after which no further options can be granted under either plan; however, expiration and termination of these plans did not adversely affect rights under any previously granted outstanding stock options.

(2)

Grants under the Employee Stock Purchase Plan may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end; however, no shares were granted to employees for calendar years 2011 through 2013.

(3)

Includes the following outstanding stock options and restricted stock units: 160,000 stock options under the 1994 Stock Option Plan, 545,000 stock options and 59,000 restricted stock units under the 2004 Stock Incentive Plan and 150,000 stock options under the Formula Stock Option Plan.

(4)	Does not include the restricted stock units because they do not have an exercise price.
(5)

Includes the following securities available for future issuance: 1,253,000 under the 2004 Stock Incentive Plan, 3,500,000 under the 2013 Stock Incentive Plan, 157,000 under the 2008 Formula Restricted Stock Plan and 439,000 under the Employee Stock Purchase Plan. The 2004 Stock Incentive Plan expired in February 2014; therefore, the 1,253,000 shares available for issuance under that plan as of December 31, 2013 have now expired.

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2008 through 2013. The Russell 2000 Index is included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to ours than the Standard & Poor’s 500 Index. The Peer Group Index consists of International Speedway Corporation, Walt Disney Co., and Dover Motorsports, Inc., all of which are publicly traded companies involved in the amusement, sports and recreation industries. The graph assumes $100 was invested on December 31, 2008 in each of our common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and all dividends were reinvested.

ITEM 6. SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report or in previously filed Reports on Form 10-K. The composition and categorization of our revenues and expenses, and further information on our operations and results, are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

OPERATING STATEMENT DATA

Years Ended December 31:	2013	2012	2011	2010	2009
(in thousands, except per share data)
Revenues:
Admissions	$106,050	$116,034	$130,239	$139,125	$163,087
Event related revenue	145,749	151,562	163,621	156,691	178,805
NASCAR broadcasting revenue	199,014	192,662	185,394	178,722	173,803
Other operating revenue	29,836	29,902	26,591	27,705	34,827
Total revenues	480,649	490,160	505,845	502,243	550,522
Expenses and other:
Direct expense of events	99,500	101,402	106,204	100,843	100,922
NASCAR purse and sanction fees	125,003	122,950	120,146	120,273	123,078
Other direct operating expense	18,640	18,908	20,352	21,846	26,208
General and administrative	91,676	90,407	89,384	85,717	84,250
Depreciation and amortization	54,725	55,499	54,004	52,762	52,654
Interest expense, net	31,871	41,217	42,112	52,095	45,081
Impairment of goodwill and other intangible assets (1)	89,037	–	48,609	–	7,273
Loss on early debt redemption and refinancing (2)	18,467	–	7,456	–	–
Equity investee losses(3)	–	–	–	–	76,657
Other expense (income), net	293	(3,908)	(342)	(2,378)	337
Total expenses and other	529,212	426,475	487,925	431,158	516,460
(Loss) income from continuing operations before income taxes	(48,563)	63,685	17,920	71,085	34,062
Provision for income taxes(4)	42,351	(21,892)	(23,481)	(25,822)	(40,220)
(Loss) income from continuing operations	(6,212)	41,793	(5,561)	45,263	(6,158)
(Loss) income from discontinued operation, net of taxes(5)	(246)	326	(883)	(782)	(4,145)
Net (Loss) Income	$(6,458)	$42,119	$(6,444)	$44,481	$(10,303)
Basic (loss) earnings per share:
Continuing operations	$(0.15)	$1.01	$(0.14)	$1.08	$(0.14)
Discontinued operation(5)	(0.01)	0.01	(0.02)	(0.02)	(0.10)
Net (Loss) Income	$(0.16)	$1.02	$(0.16)	$1.06	$(0.24)
Weighted average shares outstanding	41,405	41,431	41,524	41,927	42,657
Diluted (loss) earnings per share:
Continuing operations	$(0.15)	$1.01	$(0.14)	$1.08	$(0.14)
Discontinued operation(5)	(0.01)	0.01	(0.02)	(0.02)	(0.10)
Net (Loss) Income	$(0.16)	$1.02	$(0.16)	$1.06	$(0.24)
Weighted average shares outstanding	41,423	41,437	41,524	41,928	42,657

BALANCE SHEET DATA
Cash and cash equivalents	$97,343	$106,408	$87,368	$93,175	$98,626
Goodwill and other intangible assets(1)(6)	444,635	533,689	533,677	582,298	575,996
Assets of discontinued operation(5)	–	–	–	2,150	101
Total assets	1,786,260	1,877,113	1,904,643	1,951,524	1,969,021
Long-term debt, including current maturities:
Revolving credit facility and term loan(2)	210,000	95,000	145,000	20,000	70,000
Senior notes(2)	254,197	420,758	419,517	268,275	267,034
Senior subordinated notes(2)	–	–	–	330,000	330,000
Other debt(6)	2,792	5,501	8,040	10,422	5,328
Liabilities of discontinued operation(5)	–	–	–	–	1,014
Stockholders’ equity	825,990	857,876	841,180	866,237	848,213
Cash dividends per share of common stock	$0.60	$0.60	$0.40	$0.40	$0.36

Non-GAAP Financial Information and Reconciliation – Income from continuing operations, and diluted earnings per share from continuing operations as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income (loss), diluted earnings (loss) per share, income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations. Non-GAAP income and diluted earnings per share from continuing operations are derived by adjusting GAAP basis amounts as described below in the indicated footnotes. The following schedule separately presents individual corresponding GAAP amounts and adjustments net of taxes, and reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP.

This non-GAAP financial information is not presented elsewhere in this Annual Report. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate and adjusted information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income (loss), diluted earnings (loss) per share, or income (loss) and diluted earnings (loss) per share from continuing operations, determined in accordance with GAAP. Individual quarterly amounts may not be additive due to rounding.

Years Ended December 31:	2013	2012	2011	2010	2009
(in thousands, except per share data)
Consolidated net (loss) income using GAAP	$(6,458)	$42,119	$(6,444)	$44,481	$(10,303)
(Loss) income from discontinued operation(5)	246	(326)	883	782	4,145
Consolidated (loss) income from continuing operations	(6,212)	41,793	(5,561)	45,263	(6,158)
Impairment of goodwill and other intangible assets(1)	86,696	–	48,609	–	4,407
Loss on early debt redemption and refinancing(2)	11,619	–	4,471	–	–
Non-recurring benefits of state income tax restructuring and tax law changes(4)	(5,547)	–	–	–	–
Non-recurring tax benefit of equity investee abandonment(4)	(49,339)	–	–	–	–
Equity investee losses(3)	–	–	–	–	76,657
Non-GAAP income from continuing operations	$37,217	$41,793	$47,519	$45,263	$74,906

Consolidated diluted (loss) earnings per share using GAAP	$(0.16)	$1.02	$(0.16)	$1.06	$(0.24)
Discontinued operation(5)	0.01	(0.01)	0.02	0.02	0.10
Consolidated diluted (loss) earnings per share from continuing operations	(0.15)	1.01	(0.14)	1.08	(0.14)
Impairment of goodwill and other intangible assets(1)	2.09	–	1.17	–	0.10
Loss on early debt redemption and refinancing(2)	0.28	–	0.11	–	–
Non-recurring benefits of state income tax restructuring and tax law changes(4)	(0.13)	–	–	–	–
Non-recurring tax benefit of equity investee abandonment(4)	(1.19)	–	–	–	–
Equity investee losses(3)	–	–	–	–	1.80
Non-GAAP diluted earnings per share from continuing operations	$0.90	$1.01	$1.14	$1.08	$1.76

(1)

As further discussed in Note 2 to the Consolidated Financial Statements, non-cash impairment charges were reflected to reduce goodwill related to NHMS and KyS in 2013, and NHMS in 2011, to estimated fair value based on annual impairment assessments (before income tax benefits of $2.3 million in 2013 and $0 in 2011). In 2009, a non-cash charge (before income tax benefits of $2.9 million) was reflected related to other intangible assets and goodwill associated with unfavorable developments for certain promotional contracts and operations of The Source International, a merchandising subsidiary of SMI Properties.

(2)

As further described in Note 6 to the Consolidated Financial Statements, we amended our Credit Facility, issued additional 2019 Senior Notes and redeemed all outstanding 2016 Senior Notes in 2013. In 2011, we amended our Credit Facility, including a four-year term loan, issued 2019 Senior Notes and redeemed our 6 3/4% Senior Subordinated Notes. Losses on early debt redemption and refinancing in 2013 and 2011 represent charges to earnings (before income taxes of $6.8 million in 2013 and $2.9 million in 2011), for associated redemption premium, unamortized net deferred loan costs and issuance, settlement payment and transaction costs, all associated with the former debt arrangements.

(3)

As further described in Note 2 to the Consolidated Financial Statements, before February 2014, we and ISC equally owned a joint venture (50% non-controlling interest) operating independently under the name Motorsports Authentics (MA) to produce and sell licensed motorsports collectible and consumer products. We used the equity method of accounting for our 50% ownership in MA. The carrying value of our MA equity investment was reduced to $0 at December 31, 2009, reflecting our 50% share of MA’s sizable 2009 and 2007 non-cash impairment charges and historical operating results, all with no income tax benefits. Under equity method accounting, beginning in 2010, we no longer recorded our 50% share of MA operating losses, if any, unless and until this carrying value was increased to the extent of future MA operating profits, if any.

(4)

As further described in Note 8 to the Consolidated Financial Statements, the effective income tax rate for 2013 reflects non-recurring tax benefits of (a) $49.3 million related to abandonment of MA as of December 31, 2013 and (b) $5.5 million resulting from certain state income tax law changes and strategic state tax restructuring.

(5)

As further described in Note 14 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. The net assets and operating results for these activities are reported as discontinued operations for all periods presented. There were no income tax benefits for 2009 through 2013.

(6)

As further described in Note 6 to the Consolidated Financial Statements, other debt pertains to obligations associated with the purchase of KyS. Goodwill and other debt increased in 2010 from reflecting an obligation for additional purchase consideration associated with our 2008 KyS purchase upon satisfaction of certain triggering conditions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition as of December 31, 2013 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and “Risk Factors” appearing elsewhere in this report. Additional information on our revenues and operations can be found above in “Business – General Overview and Operating Strategy”. See Note 13 to the Consolidated Financial Statements for additional information on our reporting segments and certain concentrated revenue streams.

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
•

Other operating revenue – includes certain merchandising revenues of SMI Properties and subsidiaries; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant ® ; TMS oil and gas mineral rights lease revenues; and industrial park and office rentals

Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than event and non-event merchandise sales, as well as sales of US Legend Cars, Oil-Chem, SMI Properties and subsidiaries or other operating revenues.

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

•	NASCAR purse and sanction fees – includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at our speedways
•	Other direct operating expense – includes the cost of certain SMI Properties and subsidiaries merchandising, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office rental revenues

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

We believe our financial performance has not been materially affected by inflation.

Management believes the comparative financial information below helps in understanding and comparing our results of operations. Along with our principal operations of motorsports racing and related events, our ancillary businesses are further described and categorized as “Non-Event Motorsports Related Merchandise Revenue”, “Non-Motorsports Merchandise Revenue”, and “Other Revenue” below. The following table shows the composition of selected revenues for the three years ended December 31, 2013 (in thousands):

	2013		2012		2011
Admissions	$106,050	22%	$116,034	24%	$130,239	26%
NASCAR broadcasting	199,014	41%	192,662	39%	185,394	37%
Sponsorships	54,832	11%	57,633	12%	63,378	12%
Other event related	78,106	16%	81,019	17%	85,256	17%
Souvenir and other merchandise	31,005	7%	31,634	6%	33,677	7%
Other	11,642	3%	11,178	2%	7,901	1%
Total revenue	$480,649	100%	$490,160	100%	$505,845	100%

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

Sponsorships – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. We have sponsorship contracts with many major manufacturing and consumer products companies and brands, and many include official sponsorship designations at our speedways and exclusive advertising and promotional rights in various sponsor product categories. None of our individual sponsorship or naming rights contracts exceeded 5% of total revenues in 2013.

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

We also derive revenue from luxury suite rentals, parking and other event and speedway related activities. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, concerts, settings for commercials and motion pictures, and other outdoor events. We derive event related revenue from the sale of commercial time and other radio broadcast programming on PRN. We also receive revenue for ancillary broadcasts associated with NASCAR.com, NASCAR Radio, international and other media (amounts received in 2013 and 2012 were not significant). None of our individual other event related contracts exceeded 5% of total revenues in 2013.

Souvenir and Other Merchandise – We derive event related revenue from sales of owned motorsports related souvenir merchandise and commissioned souvenir merchandise sales during racing and non-racing events and in our speedway gift shops throughout the year. Souvenir merchandise is sold in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities to individual, group, corporate and other customers. Fees and sales based commissions are paid to us by third-party vendors to allow on-site selling of merchandise and promotional items during our events and activities. Such revenues are generated primarily from SMI Properties and SMI Trackside event souvenir merchandising for our speedways and third-party speedways (“motorsports event merchandise”). We derive other operating revenue from certain SMI Properties and subsidiaries, and Legend Cars operations (“non-event motorsports related merchandise”). We also derive other operating revenue from Oil-Chem (“non-motorsports merchandise”).

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

As further discussed in Note 2 to the Consolidated Financial Statements, we recognized revenue of approximately $3.1 million in 2013 and $3.2 million in 2012 related to a TMS oil and gas mineral rights lease. Although the initial lease term expired in December 2013, drilling activities were initiated prior to expiration resulting in the lease remaining in effect as long as drilling or extraction activities continue. TMS is entitled to stipulated stand-alone and shared royalties when gas extraction commences or upon meeting certain price levels. At this time, although extraction is expected to commence in 2014, management is unable to determine possible volumes of production if any or if stipulated price levels will be met.

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere as indicated.

Significant items discussed elsewhere in indicated sections of this report:

•	Ongoing improvements in our sport (discussed above in “Business – Industry Overview”)
•

Further reduced interest costs anticipated in 2014 from 2013 debt refinancing and redemption transactions (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”)

•

Continued reduction in capital expenditures anticipated for 2014 compared to many previous years (discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”)

•	Our long-term, multi-year contracted revenues are significant (discussed above in “Business – General Overview”)
•	Abandoned interest in MA merchandising joint venture (discussed in Notes 2 and 8 to the Consolidated Financial Statements)
•	Approval of additional repurchases of common stock (discussed below in “Liquidity and Capital Resources, Future Liquidity – Dividends”)
•	Unrecognized Compensation Cost for Non-Vested Share Based Payments (discussed in Note 11 to the Consolidated Financial Statements)
•	Remaining interest in Discontinued Operation dissolved in 2013 (discussed in Note 14 to the Consolidated Financial Statements)

General Factors and Current Operating Trends – Our results for the 2013 race season reflect decreases in admissions and certain marketing, promotional and other event related revenue categories, and higher track rental revenues, on a year-over-year comparable event basis. Management believes many of our revenue categories continue to be negatively impacted by the ongoing weak consumer and corporate spending, including high unemployment, high fuel, food and health-care costs, and other economic factors. Admission revenues for 2013 reflect fewer fans attending our race events and lower average ticket prices. Lower average ticket prices in 2013 constitute approximately 45% of the total decline in admissions revenues for NASCAR-sanctioned racing events as compared to 2012. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

Management also believes admissions were negatively impacted by poor weather surrounding certain second quarter 2013 racing events, including the NASCAR Sprint Cup race at SR and rain delayed, shortened and rescheduled NASCAR Sprint Cup and Nationwide races held at CMS and KyS. In the first half of 2013, there was record rainfall in many parts of the Eastern United States. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. When events are rescheduled or postponed because of weather, we typically incur additional operating expenses, as well as generate lower admissions, food, beverage and souvenir revenues.

We have increased promotional activities to help offset the ongoing impact of these adverse economic and market conditions. The strength and duration of recovery in the US economy currently remains uncertain. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the consumer and credit markets and improve long-term economic conditions. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these conditions might further improve cannot be determined at this time. See our “Risk Factors” for additional information on ongoing recessionary conditions, financial market disruptions and geopolitical risks.

Motorsports promotion is a competitive industry. We compete with others in the motorsports industry and with all forms of professional, collegiate and amateur spring, summer and fall sports - locally, regionally and nationally – as well as other forms of leisure and recreational entertainment activities. We are increasingly competing with the ongoing improvements in high-definition television technology and expanding media and internet content and access. As such, we continue to increase our promotional efforts and initiatives as further described below. The competitiveness in Sprint Cup Series races, the closeness of championship points racing, race car driver popularity, and the success of NASCAR racing in general, can also significantly impact our operating results. As further discussed in “Business, Industry Overview”, NASCAR as a sanctioning body continues to make ongoing improvements in our sport to enhance on-track racing competition and excitement and generate additional fan interest. The importance and potential impact of competition and the success of NASCAR racing in general are further discussed in our “Risk Factors”.

These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results. All of the aforementioned factors, among others, can have a material adverse impact on our future operating results, cash flows and growth. However, management believes our strong operating cash flow will continue and that ticket demand and corporate marketing and promotional spending will increase as the economy improves. The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities.

Ongoing Expanded Marketing and Promotional Efforts – For our 2014 events, similar to 2013, management plans to maintain many reduced ticket prices, and continues to offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of these adverse economic and market conditions. Many of our fans are purchasing tickets closer to event dates. We have increased promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment.

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

Other marketing and promotional efforts include:

•	offering and expanding our family-friendly and first-time fan programs to help educate and engage new fans
•	ongoing efforts to shorten travel times
•	working with local and regional lodging proprietors to lower prices and reduce or eliminate minimum stay requirements
•	programs to honor and reward long-time fans and continued patronage
•	new, lower children ticket pricing and rainout policies for various ticket holders
•	code of conduct text response systems, similar to other major sports venues

We plan to install distributed antenna systems (DAS) at each of our speedways in the near future. This new technology would provide our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, would also provide infrastructure for expanding Wi-Fi coverage and applications. In early 2014, TMS plans to finish installation of the world’s largest high-definition video board. This leading-edge technology significantly enhances the entertainment experience of fans at their events, and provides expanded promotional opportunities. As another example in a long line of industry firsts, along with CMS, SMI facilities will have the two largest video boards in sports.

Existing and New Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreements – Broadcasting revenues are a significant long-term revenue source for our core business, with a substantial portion of our profits in recent years resulting from NASCAR broadcasting rights contracts. Much of our future revenues are already contracted under existing and new long-term television broadcasting rights contracts through 2024. We participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events through 2014. These eight-year agreements have provided us annual contracted revenue increases averaging 3% per year, and our total contracted NASCAR broadcasting revenues are expected to approximate $207 million for 2014.

As further described in “Business – General Overview and Industry Overview”, NASCAR announced it has reached ten-year, multi-platform and media partnership agreements with FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) NASCAR Sprint Cup, Nationwide and Camping World Truck Series racing events, as well as certain NASCAR K&N Series and Whelen Modified Tour events, beginning in 2015 through 2024. These new ten-year agreements include Spanish-language broadcasts, expanded live-streaming, website content, video-on-demand and other ancillary programming, as well as nightly and weekend NASCAR news and information shows. Recent announcements have valued these new industry contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual right fees for the industry and an approximate 46% increase over the current contract annual average of $560 million. We believe this new and expanded market exposure to younger and widening demographics provides tremendous long-term marketing opportunities for our advertisers and other customers, reflecting the increasing value of our premium media content.

Existing NASCAR Ancillary Rights Agreement – Before the recently contracted broadcasting rights agreements, various ancillary rights for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was packaged among us, NASCAR and others in the motorsports industry. NASCAR had announced this industry-wide ancillary rights package was for twelve years expiring in 2014. Based largely on information provided to us by NASCAR, we received annual shared net revenues of various NASCAR partners such as Turner Sports (NASCAR.COM), SiriusXM Radio and other media content distributors under NASCAR negotiated contracts. NASCAR had a five-year agreement through 2011 with Sirius Satellite Radio, the largest contributor to the industry’s ancillary rights revenue and predecessor to SiriusXM Radio, as NASCAR’s exclusive satellite radio partner. Sirius Satellite Radio’s merger with XM Satellite Radio to form SiriusXM Radio resulted in one fewer satellite media content distributor actively competing for associated distribution rights. As such, NASCAR indicated that renegotiated distribution rights agreements with SiriusXM Radio were lower than under previous contracts. As a result, NASCAR informed us that sharable net revenues (separate from television broadcasting rights) after 2011 would likely be insignificant. We did not control the annual profitability shared with industry-wide participants, and there could be no assurance that such annual revenue amounts would or would not continue in any one year. Prior to 2012, we received significant revenues over the term of this ancillary rights agreement but annual amounts were not material.

2014 Earnings Guidance – In connection with our fourth quarter and full year 2013 earnings release, management provided full year 2014 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring items. The range of earnings guidance reflects the continuing negative impact of difficult and uncertain economic conditions, among other factors. Higher fuel, health-care and food costs and unemployment could significantly impact our results.

RACING EVENTS

Set forth below are comparative summaries of our NASCAR Sprint Cup and Nationwide Series (major) racing events by quarter, and other racing events on an annual basis, as scheduled for 2014 and held in 2013, 2012 and 2011:

	Number of Major NASCAR-sanctioned Events
	2014	2013	2012	2011
1st Quarter	4	4	4	4
2nd Quarter	8	8	8	6
3rd Quarter	8	8	8	9
4th Quarter	4	4	4	4
Total	24	24	24	23

	Other Racing Events
	2014	2013	2012	2011
NASCAR Camping World Truck Series	7	6	8	9
NASCAR K&N Pro Series	3	3	4	4
NASCAR Whelen Modified Tour	4	4	4	5
IndyCar Series	2	2	2	5
National Hot Rod Association	6	6	6	6
Automobile Racing Club of America	1	1	-	-
World of Outlaws	3	3	3	3

The more significant racing schedule changes during the last three years include (hereafter referred to as “2013 or 2012 Race Date Realignments” as applicable):

•	In 2013, one NASCAR Sprint Cup and one Nationwide Series race at both CMS and KyS, and one NASCAR Sprint Cup Series race at SR, was delayed, rescheduled or shortened due to poor weather
•	AMS held one NASCAR Camping World Truck Series race in 2012 and 2011 that was not held in 2013
•	In 2011, one NASCAR Sprint Cup Series race at AMS was postponed and rescheduled due to poor weather
•	LVMS held one IndyCar Series race in 2011 that was not held in 2013 or 2012
•

KyS held one NASCAR Nationwide Series race in 2013 and 2012 that was not held in 2011, one ARCA race in 2013 that was not held in 2012 or 2011, one NASCAR Camping World Truck Series race in 2012 and 2011 that was not held in 2013, and one IndyCar Series race in 2011 that was not held in 2013 or 2012

•	NHMS held one NASCAR Camping World Truck Series race in 2011 that was not held in 2013 or 2012, and one IndyCar Series race in 2011 that was not held in 2013 or 2012

YEAR OVER YEAR COMPARISONS OF OPERATING RESULTS

Management believes the comparative information below, the non-GAAP financial information in “Selected Financial Data” above, and the various economic conditions and weather factors discussed in “General Factors and Current Operating Trends” above, helps in understanding and comparing our results of operations.

Year Ended December 31, 2013 Compared To Year Ended December 31, 2012

Total Revenues for 2013 decreased by $9.5 million, or 1.9%, from such revenues for 2012 due to the factors discussed below.

Admissions for 2013 decreased by $10.0 million, or 8.6%, from such revenue for 2012. This decrease is due primarily to lower overall admissions at NASCAR-sanctioned racing events on a comparable year-over-year event basis. Lower average ticket prices for NASCAR-sanctioned racing events in 2013 constituted approximately 45% of the total decline in NASCAR admissions revenue as compared to 2012. The decrease also reflects, to a much smaller degree, the 2013 Race Date Realignments.

Event Related Revenue for 2013 decreased by $5.8 million, or 3.8%, from such revenue for 2012. This decrease is due primarily to declines in sponsorship, luxury suite and radio time revenues, as well as most other event related revenues, associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by higher track rental revenues at certain Company speedways in 2013.

NASCAR Broadcasting Revenue for 2013 increased by $6.4 million, or 3.3%, over such revenue for 2012. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2013.

Other Operating Revenue for 2013 decreased by $66,000, or 0.2%, from such revenue for 2012. This decrease is due to lower Oil-Chem revenues, which were partially offset by higher facility lease rental revenues, and to a combination of individually insignificant items in 2013 as compared to 2012.

Direct Expense of Events for 2013 decreased by $1.9 million, or 1.9%, from such expense for 2012. This decrease reflects lower advertising and a combination of individually insignificant items in the current period. The overall decrease was partially offset by higher operating costs associated with poor weather at certain 2013 events.

NASCAR Purse and Sanction Fees for 2013 increased by $2.1 million, or 1.7%, over such expense for 2012. This increase reflects higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2013. The overall increase was partially offset by the 2013 Race Date Realignments on a combined basis.

Other Direct Operating Expense for 2013 decreased by $268,000, or 1.4%, from such expense for 2012. This decrease is due primarily to lower advertising and other operating costs associated with Legend Cars sales and to a combination of individually insignificant items in 2013 as compared to 2012.

General and Administrative Expense for 2013 increased by $1.3 million, or 1.4%, over such expense for 2012. This increase reflects wage cost inflation, higher franchise taxes and a combination of individually insignificant items, which were partially offset by lower property taxes and legal and other professional service costs in 2013 as compared to 2012.

Depreciation and Amortization Expense for 2013 decreased by $774,000, or 1.4%, from such expense for 2012. This decrease reflects that certain assets are now fully depreciated and a combination of individually insignificant items in 2013.

Interest Expense, Net for 2013 was $31.9 million compared to $41.2 million for 2012. This change reflects redemption of higher interest rate 2016 Senior Notes with lower interest rate Credit Facility borrowings as further described in Note 6 to the Consolidated Financial Statements, lower total outstanding debt and lower interest on Credit Facility borrowings in 2013. The decrease was partially offset by lower capitalized interest in 2013 as compared to 2012.

Impairment of Goodwill for 2013 represents a non-cash impairment charge of $89.0 million, before income tax benefits of $2.3 million, to reduce the carrying value of NHMS and KyS goodwill to estimated fair value based on our 2013 annual impairment assessment as further described in Note 2 to the Consolidated Financial Statements.

Loss on Early Debt Redemption and Refinancing for 2013 represents a charge to earnings of $18.5 million, before income taxes of $6.8 million, for redemption premium, unamortized net deferred loan costs, issuance discount and transaction costs associated with the former 2016 Senior Notes as further described in Note 6 to the Consolidated Financial Statements.

Other Expense, Net for 2013 was $293,000 compared to other income, net of $3.9 million for 2012. This change is due primarily to higher gains recognized on disposals of certain property in 2012 and to a lesser extent, higher unused loan commitment fees and a combination of individually insignificant items in 2013.

Income Tax Provision. As further described in Note 8 to the Consolidated Financial Statements, our effective income tax rate for 2013 was 87.2% and for 2012 was 34.4%. The higher 2013 tax rate results primarily from the tax benefit related to the equity interest abandonment as further discussed in Note 8 to the Consolidated Financial Statements, and partially offset by a goodwill impairment charge for which a significant portion had no tax benefit as further discussed in Note 2 to the Consolidated Financial Statements. The 2013 rate also reflects tax benefits of $5.5 million resulting from certain state income tax law changes and strategic state tax restructuring. Excluding those items, the 2013 effective income tax rate would have been 36.8%. The lower 2012 tax rate reflects favorable recoveries and settlements with certain taxing authorities, and lower effective state income tax rates.

(Loss) Income From Discontinued Operation, Net of Taxes for 2013 and 2012 represents legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables. The costs in 2012 were offset by a gain recognized upon favorable settlement of certain insurance claims as further discussed in Note 14 to the Consolidated Financial Statements.

Net Loss for 2013 was $6.5 million compared to net income of $42.1 million for 2012. This change is due to the factors discussed above.

Year Ended December 31, 2012 Compared To Year Ended December 31, 2011

Total Revenues for 2012 decreased by $15.7 million, or 3.1%, from such revenues for 2011 due to the factors discussed below.

Admissions for 2012 decreased by $14.2 million, or 10.9%, from such revenue for 2011. This decrease is due to lower admissions revenue at certain NASCAR-sanctioned racing events held in 2012, reflecting lower attendance on a comparable year-over-year event basis. Lower pricing for NASCAR-sanctioned racing events in 2012 constituted approximately 29% of the total decline in NASCAR admissions revenue as compared to 2011. The decrease also reflects the 2012 Race Date Realignments described above on a combined basis.

Event Related Revenue for 2012 decreased by $12.1 million, or 7.4%, from such revenue for 2011. This decrease reflects lower ancillary broadcasting rights revenues, expiration of SR’s facility naming rights agreement, and lower event related revenues associated with certain NASCAR-sanctioned racing events on a comparable year-over-year event basis. The decrease also reflects the 2012 Race Date Realignments on a combined basis. Among other revenue categories, 2012 reflects lower souvenir merchandising and food and beverage concessions revenues as compared to KyS’s inaugural NASCAR Sprint Cup race weekend held in 2011. The overall decrease was partially offset by higher track rental and driving school revenues in 2012.

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

General and Administrative Expense for 2012 increased by $1.0 million, or 1.1%, over such expense for 2011. This increase reflects wage cost inflation and a combination of individually insignificant items in 2012 as compared to 2011.

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

Loss on Early Debt Redemption and Refinancing for 2011 represents a charge to earnings before income taxes of $2.9 million, for tender offer redemption premium, unamortized net deferred loan costs, settlement payment and transaction costs, all associated with former debt arrangements as further described in Note 6 to the Consolidated Financial Statements.

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

Net Income for 2012 was $42.1 million compared to a net loss of $6.4 million for 2011. This change is due to the factors discussed above.

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2013:

	Percentage of Total Revenue
Years Ended December 31:	2013	2012	2011
Revenues:
Admissions	22.1%	23.7%	25.7%
Event related revenue	30.3	30.9	32.3
NASCAR broadcasting revenue	41.4	39.3	36.7
Other operating revenue	6.2	6.1	5.3
Total revenues	100.0	100.0	100.0
Expenses and other:
Direct expense of events	20.7	20.7	21.0
NASCAR purse and sanction fees	26.0	25.1	23.8
Other direct operating expense	3.9	3.9	4.0
General and administrative	19.1	18.4	17.7
Depreciation and amortization	11.4	11.3	10.7
Interest expense, net	6.6	8.4	8.3
Impairment of goodwill and other intangible assets	18.5	–	9.6
Loss on early debt redemption and refinancing	3.8	–	1.5
Other expense (income), net	0.1	(0.8)	(0.1)
Total expenses and other	110.1	87.0	96.5

(Loss) income from continuing operations before income taxes	(10.1)	13.0	3.5
Income tax provision	8.8	(4.5)	(4.6)
(Loss) income from continuing operations	(1.3)	8.5	(1.1)
(Loss) income from discontinued operation, net of taxes	(0.0)	0.1	(0.2)
Net (loss) income	(1.3)%	8.6%	(1.3)%

SEASONALITY AND COMPARISON OF QUARTERLY RESULTS

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. See “Racing Events” above for additional comparative quarterly information on our Sprint Cup and Nationwide Series racing events, and “Year over Year Comparisons of Operating Results” above for additional information on changes in various racing events held in 2011 through 2013.

The quarterly information shown below has been derived from our Quarterly Reports on Form 10-Q filed in 2013 and 2012. As further described in the Consolidated Financial Statements, we recorded an impairment charge on goodwill (Note 2) and a loss on early debt redemption and refinancing in the second quarter 2013 (Note 6), and higher gains on disposals of certain property in the fourth quarter 2012 (Note 2). As further described in Note 8 to the Consolidated Financial Statements, our 2013 effective income tax rates reflect certain non-recurring benefits related to state income tax restructuring in the first quarter and tax law changes in the third quarter, goodwill impairment charges for which a significant portion had no tax benefit in the second quarter, and abandonment of MA joint venture as of December 31, 2013. Our lower fourth quarter and full year 2012 effective income tax rates reflect favorable recoveries and settlements with certain taxing authorities and lower effective state income tax rates. Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Also, individual quarterly amounts may not be additive due to rounding.

	2013 (unaudited)					2012 (unaudited)
	(dollars in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$84,222	$176,763	$137,500	$82,164	$480,649	$84,802	$181,023	$142,256	$82,079	$490,160
Total expenses	86,354	134,535	119,981	80,838	421,708	84,983	135,543	126,209	79,740	426,475
Sub-total	(2,132)	42,228	17,519	1,326	58,941	(181)	45,480	16,047	2,339	63,685
Impairment of goodwill	–	89,037	–	–	89,037	–	–	–	–	–
Loss on early debt redemption and refinancing	–	18,467	–	–	18,467	–	–	–	–	–
Provision for income taxes	799	(2,508)	(5,157)	49,217	42,351	63	(18,519)	(5,002)	1,566	(21,892)
(Loss) income from continuing operations	$(1,333)	$(67,784)	$12,362	$50,543	$(6,212)	$(118)	$26,961	$11,045	$3,905	$41,793
(Loss) income from discontinued operation, net of taxes	(35)	(27)	(68)	(116)	(246)	(28)	(11)	(78)	443	326
Net (loss) income	$(1,368)	$(67,811)	$12,294	$50,427	$(6,458)	$(146)	$26,950	$10,967	$4,348	$42,119

Basic (loss) earnings per share:
Continuing operations	$(0.03)	$(1.64)	$0.30	$1.22	$(0.15)	$(0.00)	$0.65	$0.27	$0.09	$1.01
Discontinued operation	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	0.01	0.01
Net (loss) income	$(0.03)	$(1.64)	$0.30	$1.22	$(0.16)	$(0.00)	$0.65	$0.26	$0.11	$1.02

Diluted (loss) earnings per share:
Continuing operations	$(0.03)	$(1.64)	$0.30	$1.22	$(0.15)	$(0.00)	$0.65	$0.27	$0.09	$1.01
Discontinued operation	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	0.01	0.01
Net (loss) income	$(0.03)	$(1.64)	$0.30	$1.22	$(0.16)	$(0.00)	$0.65	$0.26	$0.10	$1.02

Major NASCAR-sanctioned events	4	8	8	4	24	4	8	8	4	24

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt offerings. Significant changes in our financial condition and liquidity in 2013 and 2012 resulted primarily from:

(1)	net cash provided by operations amounting to $93.8 million in 2013 and $122.2 million in 2012

(2)	borrowings under long-term debt for refinancing amounting to $355.0 million in 2013 and $0 in 2012

(3)	repayments of long-term debt amounting to $413.0 million in 2013 and $53.0 million in 2012

(4)	payment of debt refinancing and amendment costs amounting to $5.9 million in 2013 and $0 in 2012

(5)	payment of quarterly cash dividends amounting to $24.9 million in both 2013 and 2012

(6)	repurchases of common stock amounting to $3.1 million in 2013 and $2.6 million in 2012

(7)	cash outlays for capital expenditures amounting to $12.0 million in 2013 and $26.8 million in 2012

The change in cash flows from operating activities associated with the deferred income tax provision results primarily from valuation allowance reversal of $49.3 million related to MA as further described in Note 8 to the Consolidated Financial Statements. Recognition of the tax benefit reduced net deferred tax liabilities and had no impact on cash flows from operations. As further discussed in Notes 2, 6, 7, 8 and 9 to the Consolidated Financial Statements, we had the following contractual obligations as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations(1)
Current liabilities, excluding deferred race event income	$39,219	$39,219	–	–	–
Long-term debt, bank credit facility and senior notes(2)	466,989	13,847	$26,445	$172,500	$254,197
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	3,044	–	–	3,044	–
Interest on fixed rate debt obligations(3)	85,989	17,028	33,805	33,750	1,406
Deferred income taxes(4)	381,756	–	–	–	381,756
Interest on floating rate credit facility debt(3)	16,546	4,467	8,129	3,950	–
NASCAR purse and sanction fees(5)	128,538	128,538	–	–	–
Contracted capital expenditures(1)	6,530	6,530	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	4,250	1,493	1,284	673	800

Total Contractual Cash Obligations	$1,141,655	$217,322	$69,663	$213,917	$640,753

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of credit	$887	$887	–	–	–

(1)

Contractual cash obligations above exclude: (a)income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $14.3 million in 2013); (b)income tax liabilities of approximately $1.8 million as of December 31, 2013 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c)capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $12.0 million in 2013). As of December 31, 2013, we had contractual obligations for capital expenditures of approximately $6.5 million for various facility improvements, including leading-edge video and media technology equipment at TMS.

(2)

Long-term debt reflects payments under the 2019 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of December 31, 2013, there were no outstanding revolving Credit Facility borrowings. As of December 31, 2013, the Company had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the Term Loan borrowings, 2019 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $210.0 million at December 31, 2013 and a weighted average interest rate of 2.2% in 2013.

(4)	All non-current deferred income taxes are reflected as due in “more than 5 years” because timing of annual future reversal and payment is not readily determinable at this time.

(5)

NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2014. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2014 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after December 31, 2013. In February 2014, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in March 2014. Quarterly cash dividends paid in 2013 totaled approximately $24.9 million.

LIQUIDITY

As of December 31, 2013, our cash and cash equivalents totaled $97.3 million, outstanding borrowings under the Credit Facility totaled $210.0 million (all Term Loan related), outstanding letters of credit amounted to $887,000, and the Company had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. At December 31, 2013, net deferred tax liabilities totaled $332.6 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

Our Long-term, Multi-year Contracted Revenues are Significant – As further described above in “Near-term Operating Factors” and “Business – Industry Overview”, much of our revenue is generated under long-term multi-year contracts, including the existing and new ten-year NASCAR television broadcast agreements starting in 2015 through 2024. The existing eight-year broadcasting agreements have provided us annual contracted revenue increases averaging 3% per year, and our total contracted NASCAR broadcasting revenues are expected to approximate $207 million in 2014. Recent announcements have valued the new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual right fees for the industry and an approximate 46% increase over the current contract annual average of $560 million.

Most of our NASCAR Sprint Cup, Nationwide and Camping World Truck Series event sponsorships for the 2014 racing season, and many for years beyond 2014, are already sold. Many of our other sponsorships and corporate marketing contracts are for multiple years. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. While these long-term television broadcasting rights agreements (existing and upcoming) include annual revenue increases over the contract periods, associated annual increases in purse and sanction fees paid to NASCAR may continue.

General Debt Overview - We reduced total long-term debt by $58.0 million in 2013 (and $53.0 million in 2012) through principal repayment, facilitated in part by various financing transactions. As further described below, we issued $100.0 million of additional 6 3/4% Senior Notes due in 2019, amended our Credit Facility and redeemed all outstanding $275.0 million of 8 3/4% Senior Notes in 2013. Although our 2013 financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower than under our Senior Notes. Also, our amended Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure.

Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in this Annual Report for other factors related to our indebtedness and general economic conditions.

Amendment of Bank Credit Facility in 2013 – In February 2013, we amended our Credit Facility (the 2013 Credit Facility or Credit Facility) which, among other things now: (i) provides for a five-year $100.0 million senior secured revolving credit facility; (ii) provides for a five-year $250.0 million senior secured term loan; (iii) matures in February 2018; and (iv) allows us to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100.0 million with certain lender commitment conditions. The amended facility contains limitations, restrictions, security pledges and other terms and conditions that are generally the same as before amendment.

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

2019 Senior Notes and Add-on Offering in 2013 – At December 31, 2013, we had 6 3/4 % Senior Notes aggregating $250.0 million in outstanding principal that mature in February 2019, with interest payments due semi-annually on February 1 and August 1. In January 2013, we completed a $100.0 million aggregate principal private placement add-on offering to the existing 2019 Senior Notes. These additional notes were issued at 105% of par, and net proceeds after commissions and fees approximated $103.4 million. The proceeds were used to repay $95.0 million of Credit Facility borrowings, representing all facility borrowings then outstanding. We may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017.

Early Redemption of 2016 Senior Notes in 2013 – Effective June 1, 2013, we fully redeemed our 8 3/4% Senior Notes aggregating $275.0 million in outstanding principal at a redemption premium of 104.375% of par plus accrued interest. The 2016 Senior Notes, originally issued at 96.8% of par and scheduled to mature in June 2016, had interest payments due June 1 and December 1. We used Term Loan borrowings of $250.0 million and cash on hand of $37.1 million to fund the redemption, including redemption premium and transaction costs.

Other General Debt Agreement Terms and Conditions – Our amended Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain ratios of earnings before interest and taxes (EBIT) to interest expense, and funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Our Credit Facility and the Indentures governing the 2019 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, incurring other indebtedness, liens or pledging assets to third parties, mergers, transactions with affiliates, guarantees, investments, redemptions, disposition of property and entering into new lines of business, among other things. Our Credit Facility agreement and 2019 Senior Notes Indenture contain cross-default provisions. The terms and conditions of our debt agreements are further described in Note 6 to the Consolidated Financial Statements.

We were in compliance with all debt covenants as of December 31, 2013. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining maximum financial ratios of funded debt to EBITDA, as defined. The required ratio is no more than 3.50 to 1.0 for the four fiscal quarters ending September 30, 2014; 3.25 to 1.0 for the quarters ended December 31, 2014 through September 30, 2016; and 3.00 to 1.0 for each fiscal quarter thereafter. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors”, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares (increased from 4.0 million shares with Board of Director approval on February 12, 2014) of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. As of December 31, 2013, we could repurchase up to an additional 118,000 shares (1,104,000 shares as of February 12, 2014) under authorization then in effect.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At December 31, 2013, we had various construction projects underway. In 2014, we plan to complete installation of a large high-definition video board at TMS. Similar to 2013, we also plan to continue modernizing luxury suites and expanding premium hospitality and fan-zone entertainment areas along and close to certain speedway pit roads and grandstands, and upgrading restroom and other fan amenities at certain speedway facilities. We also plan to continue investing in social media and web application technology to attract and enhance the entertainment experience of our race fans. As of December 31, 2013, we had contractual obligations for capital expenditures of approximately $6.5 million for facility improvements at our various speedways, including TMS’s high-definition video board.

In 2013 and 2012, capital expenditures amounted to $12.0 million and $26.8 million, representing sizable reductions compared to $59.3 million in 2011 and many previous years. At this time, aggregate payments for capital expenditures in 2014 are estimated to approximate $20.0 to $30.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under our Credit Facility as needed.

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, and applicable limitations under our various debt agreements, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described in “Liquidity” above, our Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million each year, increasable up to $75.0 million, subject to maintaining certain financial covenants. The 2019 Senior Notes Indenture permits dividend payments each year of up to $0.48 per share of common stock, increasable subject to meeting certain financial covenants.

On February 12, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, payable on March 14, 2014 to shareholders of record as of February 28, 2014. This 2014 quarterly cash dividend is expected to be paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of December 31, 2013, we had aggregate outstanding letters of credit of $887,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

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

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing events (Note 2)
•	Accounting for NASCAR broadcasting revenue and purse and sanction fees (Note 2)
•	Revenue recognition for marketing agreements (Note 2)
•	Revenue recognition for non-racing event deferred income (Note 2)
•	Revenue recognition for non-event souvenir merchandise and other revenues (Note 2)
•	Accounting for uncertainties in income taxes (Notes 2 and 8)
•	Interest expense, deferred loan cost amortization and original debt issuance discount and premium (Note 2)
•	Joint venture equity investment, including recoverability and impairment (Note 2)
•	Loss contingencies and financial guarantees (Note 2)
•	Accounting for share-based compensation (Note 11)
•	Fair value of financial instruments (Note 2)

Recoverability of Property and Equipment and Goodwill and Other Intangible Assets – As of December 31, 2013, we had net property and equipment of $1,105.2 million, net other intangible assets of $395.0 million and goodwill of $49.7 million. As described in Note 2 to the Consolidated Financial Statements, we follow applicable authoritative guidance which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. When events or circumstances indicate possible impairment may have occurred, we evaluate long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities when assessing impairment. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. NASCAR has announced it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. Our annual impairment assessment did not consider the possibility that management may realign one or more other NASCAR Sprint Cup Series racing events among its speedway facilities, which could result in net higher or improved future projected cash flows. While relocation of any Sprint Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations. Various business and other factors associated with recoverability and impairment considerations are also described in our “Risk Factors” above.

We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. The methods and factors used in our annual impairment assessment are further described in Note 2 to the Consolidated Financial Statements, and are not repeated here. Management's latest annual impairment assessment in the second quarter 2013 indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for two reporting units. Among other factors, the assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels through modest annual growth rates for periods of approximately eight years depending on the associated projected revenue stream, and strategic amounts of planned capital expenditures. Management also assumed that increases in contracted NASCAR television broadcasting rights revenues after 2014 would approximate those reflected in the recently negotiated multi-year contracts beginning in 2015, as further described in “Business – General Overview and Industry Overview”. We previously reported our 2012 annual evaluation had found that estimated fair values for NHMS and KyS reporting units, both acquired in 2008, exceeded their carrying values with associated risk of failing step one of impairment testing. The 2013 annual evaluation found the carrying values for NHMS and KyS exceeded estimated fair value reflecting lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and lower than anticipated revenues for certain 2013 major racing events at NHMS and KyS, further reducing visibility on profitability recovery. As such, a non-cash impairment charge of $89.1 million, before income tax benefits of $2.3 million, was reflected in 2013 to reduce goodwill related to NHMS and KyS to estimated fair value of $0. Of that charge, goodwill for NHMS of $82.7 million originated upon recording deferred tax liabilities associated with race date intangibles established under purchase method accounting rules over and above NHMS’s net cash purchase price. The impairment did not pertain to or affect the underlying value of our race date intangibles.

Should these reporting units or their indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. The profitability or success of our future capital projects is subject to numerous factors, conditions and assumptions, some of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. Management believes our operational and cash flow forecasts support its conclusions. Management believes there have since been no events or circumstances which indicate possible impairment, and that no unrecognized impairment of property and equipment and goodwill and other intangible assets exists through or as of December 31, 2013. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over estimated useful lives of the respective assets. We have net property and equipment of $1,105.2 million and insignificant net amortizable intangible assets as of December 31, 2013. See Notes 4 and 5 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. As of December 31, 2013, we have nonamortizable intangible assets of $395.0 million and goodwill of $49.7 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected at this time. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. However, because we have a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on our future financial condition or results of operations.

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

At December 31, 2013, net current deferred tax assets totaled $49.2 million, and net noncurrent deferred tax liabilities totaled $381.8 million, after reduction for noncurrent deferred tax assets of $71.2 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. As of December 31, 2013, valuation allowances of $14.9 million are provided against deferred tax assets. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. Our effective income tax rate was 87.2% in 2013 compared to 34.4% in 2012. As further described in Note 8 to the Consolidated Financial Statements, our higher 2013 tax rate results primarily from the tax benefit related to equity interest abandonment and certain state income tax law changes and strategic state tax restructuring, and partially offset by a goodwill impairment charge for which a significant portion had no tax benefit. Excluding those items, the 2013 effective income tax rate would have been 36.8%. The lower 2012 tax rate reflects favorable recoveries and settlements with certain taxing authorities, and lower effective state income tax rates. Our effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense.

As further described in Notes 2 and 8 to the Consolidated Financial Statements, we recognized an anticipated tax benefit of $49.3 million related to abandonment of our MA equity investment as of December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance. As a result of abandonment, we intend to recognize tax losses that will be reported on our 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law to fully utilize these tax losses. We believe it is more likely than not that the filing position would be sustained based on its technical merits upon examination with taxing authorities that have full knowledge of all relevant information. We reached this conclusion based on the use of legal counsel and other tax consultants and the potential to utilize tax losses. Under applicable accounting guidance, tax positions are measured at the largest amount of benefit that is greater than 50 percent likely (or more-likely-than not) of being ultimately realized. As such, the full anticipated tax benefit was recognized because we believe that partial sustaining of the tax position by taxing authorities would be an unlikely outcome given the nature of the position. We believe we will fully utilize the associated tax losses. Should our tax position not be fully sustained if examined, a valuation allowance would be required to reduce or eliminate the associated deferred tax assets. Any differences between the final tax outcome and amounts recorded would affect our income tax provision in the period in which such determination was made.

Changes in existing tax laws or rates could affect our actual future taxable results and the realization of deferred tax assets or liabilities over time. Significant judgment is involved in evaluating our uncertain tax positions and provision for income taxes. Our accounting for these deferred tax assets represents our best estimate of future events. Also, changes in assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

Legal Proceedings and Contingencies – As discussed above in “Legal Proceedings” and Note 10 to the Consolidated Financial Statements, we are involved in various legal matters and intend to continue to defend existing legal actions in fiscal 2014. We use a combination of insurance and self-insurance to manage various risks associated with our speedways, other properties and motorsports events, and other business risks. See our “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters will have a material adverse effect on our future financial position, results of operations or cash flows. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our future financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements "Fair Value of Financial Instruments" for additional information on our financial instruments and fair value information. As of December 31, 2013, there were $210.0 million in borrowings outstanding under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate notes receivable and debt balances at December 31, 2013 would cause an approximate change in annual interest income of $20,000 and annual interest expense of $2.1 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There was no interest rate or other swaps at December 31, 2013 or 2012.

In February 2013, we amended our Credit Facility that, among other things, now provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $250.0 million senior secured term loan and matures in February 2018. As of December 31, 2013, we had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. As further discussed in “Liquidity” above, in 2013, we issued additional 6 3/4% Senior Notes due 2019 in aggregate principal of $100.0 million and redeemed all outstanding 8 3/4% Senior Notes due 2016 in aggregate principal of $275.0 million. We used net proceeds from the additional 2019 Senior Notes to repay all then outstanding borrowings under the revolving Credit Facility, and used Term Loan borrowings under the 2013 Credit Facility (all variable rate) and available cash to fund the 2016 Senior Notes redemption.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2013 and 2012 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2013	2012	2013	2012
Floating rate notes receivable(1)	$2,005	$2,385	$2,005	$2,385	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	210,000	95,000	210,000	95,000	February 2018
6 3/4% Senior Notes(3)	254,197	150,000	265,000	159,000	February 2019
8 3/4% Senior Notes(4)	—	270,758	—	292,875	—

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in 2013 and 2012 was 2.2% and 2.7%, respectively.
(3)	Carrying values at December 31, 2013 and 2012 include debt issuance premium of $4.2 million and $0, respectively.
(4)	These notes were fully redeemed in the second quarter 2013. Carrying values at December 31, 2012 are reflected net of debt issuance discount of $4.2 million.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $887,000, and no instruments or securities with equity price risk, as of both December 31, 2013 and 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of, December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 7, 2014

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31:	2013	2012
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$97,343	$106,408
Accounts and notes receivable, net	34,594	36,382
Prepaid and refundable income taxes	8,891	6,125
Inventories, net	8,605	8,794
Prepaid expenses	3,594	3,552
Deferred income taxes	49,181	741
Total Current Assets	202,208	162,002
Notes and Other Receivables:
Affiliates	3,294	3,681
Other	1,800	1,493
Other Assets	29,146	27,830
Property and Equipment, Net	1,105,177	1,148,418
Other Intangible Assets, Net	394,955	394,972
Goodwill (Note 2)	49,680	138,717
Total	$1,786,260	$1,877,113

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13,847	$17,709
Accounts payable	10,519	10,887
Deferred race event and other income, net	57,888	58,492
Accrued interest	7,044	6,231
Accrued expenses and other current liabilities	21,656	20,351
Total Current Liabilities	110,954	113,670
Long-term Debt (Note 6)	453,142	503,550
Payable to Affiliate	2,594	2,594
Deferred Income, Net	6,932	9,015
Deferred Income Taxes	381,756	385,736
Other Liabilities	4,892	4,672
Total Liabilities	960,270	1,019,237
Commitments and Contingencies (Notes 2, 6, 7, 8, 10, and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,404,000 in 2013 and 41,433,000 in 2012	454	453
Additional Paid-in Capital	249,505	246,978
Retained Earnings	665,394	696,727
Treasury Stock at cost, shares – 3,999,000 in 2013 and 3,830,000 in 2012	(89,363)	(86,282)
Total Stockholders’ Equity	825,990	857,876
Total	$1,786,260	$1,877,113

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31:	2013	2012	2011
(In thousands, except per share amounts)

Revenues:
Admissions	$106,050	$116,034	$130,239
Event related revenue	145,749	151,562	163,621
NASCAR broadcasting revenue	199,014	192,662	185,394
Other operating revenue	29,836	29,902	26,591
Total Revenues	480,649	490,160	505,845

Expenses and Other:
Direct expense of events	99,500	101,402	106,204
NASCAR purse and sanction fees	125,003	122,950	120,146
Other direct operating expense	18,640	18,908	20,352
General and administrative	91,676	90,407	89,384
Depreciation and amortization	54,725	55,499	54,004
Interest expense, net (Note 6)	31,871	41,217	42,112
Impairment of goodwill (Note 2)	89,037	–	48,609
Loss on early debt redemption and refinancing (Note 6)	18,467	–	7,456
Other expense (income), net	293	(3,908)	(342)
Total Expenses and Other	529,212	426,475	487,925

(Loss) Income from Continuing Operations Before Income Taxes	(48,563)	63,685	17,920
Provision For Income Taxes (Note 8)	42,351	(21,892)	(23,481)
(Loss) Income from Continuing Operations	(6,212)	41,793	(5,561)
(Loss) Income from Discontinued Operation, Net of Taxes	(246)	326	(883)
Net (Loss) Income	$(6,458)	$42,119	$(6,444)

Basic (Loss) Earnings Per Share:
Continuing Operations	$(0.15)	$1.01	$(0.14)
Discontinued Operation	(0.01)	0.01	(0.02)
Net (Loss) Income	$(0.16)	$1.02	$(0.16)
Weighted Average Shares Outstanding	41,405	41,431	41,524

Diluted (Loss) Earnings Per Share:
Continuing Operations	$(0.15)	$1.01	$(0.14)
Discontinued Operation	(0.01)	0.01	(0.02)
Net (Loss) Income	$(0.16)	$1.02	$(0.16)
Weighted Average Shares Outstanding	41,423	41,437	41,524

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Outstanding Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
Years Ended December 31, 2013, 2012 and 2011	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
(In thousands)

Balance, January 1, 2011	41,621	$450	$243,132	$702,558	$(72)	$(79,831)	$866,237
Net loss	–	–	–	(6,444)	–	–	(6,444)
Reduction for loss realization on marketable equity securities, net of tax (Note 1)	–	–	–	–	72	–	72
Share-based compensation	106	1	1,814	–	–	–	1,815
Cash dividends of $0.40 per share of common stock	–	–	–	(16,623)	–	–	(16,623)
Repurchases of common stock at cost	(275)	–	–	–	–	(3,877)	(3,877)
Balance, December 31, 2011	41,452	451	244,946	679,491	–	(83,708)	841,180
Net income	–	–	–	42,119	–	–	42,119
Share-based compensation	138	2	2,032	–	–	–	2,034
Cash dividends of $0.60 per share of common stock	–	–	–	(24,883)	–	–	(24,883)
Repurchases of common stock at cost	(157)	–	–	–	–	(2,574)	(2,574)
Balance, December 31, 2012	41,433	453	246,978	696,727	–	(86,282)	857,876
Net loss	–	–	–	(6,458)	–	–	(6,458)
Share-based compensation	132	1	2,368	–	–	–	2,369
Exercise of stock options	8	–	159	–	–	–	159
Cash dividends of $0.60 per share of common stock	–	–	–	(24,875)	–	–	(24,875)
Repurchases of common stock at cost	(169)	–	–	–	–	(3,081)	(3,081)
Balance, December 31, 2013	41,404	$454	$249,505	$665,394	–	$(89,363)	$825,990

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31: (In thousands)	2013	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(6,458)	$42,119	$(6,444)
Loss (income) from discontinued operation, net of tax	246	(326)	883
Cash (used) provided by operating activities of discontinued operation	(246)	326	1,267
Adjustments to reconcile income or loss from continuing operations to net cash provided by operating activities:
Impairment of goodwill	89,037	–	48,609
Loss on early debt redemption and refinancing, non-cash	6,386	–	2,816
Loss (gain) on disposals of property and equipment and other assets	62	(3,145)	155
Deferred loan cost amortization	2,386	2,525	2,499
Interest expense accretion of debt discount and premium, net	5	1,702	1,860
Depreciation and amortization	54,725	55,499	54,004
Amortization of deferred income	(5,895)	(5,772)	(2,692)
Deferred income tax provision	(52,201)	24,119	27,248
Share-based compensation	2,224	1,936	1,885
Changes in operating assets and liabilities:
Accounts and notes receivable	797	3,066	1,802
Prepaid, refundable and accrued income taxes	(2,766)	6,850	(1,544)
Inventories	189	(164)	752
Prepaid expenses	144	31	331
Accounts payable	118	(1,227)	2,413
Deferred race event and other income	2,545	(4,685)	(5,618)
Accrued interest	813	(29)	2,395
Accrued expenses and other liabilities	1,595	(1,419)	1,771
Deferred income	393	733	4,113
Other assets and liabilities	(276)	73	(4,223)
Net Cash Provided By Operating Activities	93,823	122,212	134,282

Cash Flows from Financing Activities:
Borrowings under long-term debt	355,000	–	330,000
Principal payments on long-term debt	(413,000)	(53,000)	(388,000)
Payments of debt refinancing, debt issuance and loan amendment costs	(5,899)	–	(6,707)
Exercise of common stock options	159	–	–
Dividend payments on common stock	(24,875)	(24,883)	(16,623)
Repurchases of common stock	(3,081)	(2,574)	(3,877)
Net Cash Used By Financing Activities	(91,696)	(80,457)	(85,207)

Cash Flows from Investing Activities:
Payments for capital expenditures	(12,036)	(26,787)	(59,321)
Payment for other non-current assets	–	(30)	–
Proceeds from sales of property and equipment	160	3,571	1,336
Distributions of short-term investments	–	–	975
Repayment of notes and other receivables	684	531	3,103
Net Cash Used By Investing Activities	(11,192)	(22,715)	(53,907)
Net (Decrease) Increase In Cash and Cash Equivalents	(9,065)	19,040	(4,832)
Cash and Cash Equivalents at Beginning of Year	106,408	87,368	92,200
Cash and Cash Equivalents at End of Year	$97,343	$106,408	$87,368

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$31,426	$41,610	$40,019
Cash paid for income taxes	14,302	2,856	2,475
Supplemental Non-cash Investing and Financing Activities Information:
Decrease in accounts payable for capital expenditures	486	1,591	2,890
Increase in deferred income for exchange of property and equipment	110	1,247	5,960

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Description of Business – The Company is a promoter, marketer and sponsor of motorsports activities in the United States. The Company principally owns and operates the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway, and Texas Motor Speedway. The Company also provides event and non-event souvenir merchandising and distribution services, and food, beverage and hospitality catering services under an outside management contract (see Note 2), through our SMI Properties subsidiaries; provides radio programming, production and distribution through PRN and RCU; manufactures and distributes smaller-scale, modified racing cars and parts through Legend Cars, and sells an environmentally-friendly micro-lubricant® through Oil-Chem. Before February 1, 2014, the Company also provided souvenir merchandising services through its Motorsports Authentics joint venture (see Note 2).

Racing Events – As further described in Note 2, the Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. In 2013, the Company held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. The Company also held six NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association, one Automobile Racing Club of America and three World of Outlaws racing events. In 2012, the Company held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. The Company also held eight NASCAR Camping World Truck Series racing events, four NASCAR K&N Pro Series racing events, four NASCAR Whelen Modified Tour, two IndyCar Series racing events, six major NHRA racing events, and three WOO racing events. In 2011, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, nine NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, five NASCAR Whelen Modified Tour, five IndyCar Series, six major NHRA, and three WOO racing events.

The more significant racing schedule changes during the last three years include:

•	In 2013, one NASCAR Sprint Cup and one Nationwide Series race at both CMS and KyS, and one NASCAR Sprint Cup Series race at SR, was delayed, rescheduled or shortened due to poor weather
•	AMS held one NASCAR Camping World Truck Series race in 2012 and 2011 that was not held in 2013
•	In 2011, one NASCAR Sprint Cup Series race at AMS was postponed and rescheduled due to poor weather
•	LVMS held one IndyCar Series race in 2011 that was not held in 2013 or 2012
•

KyS held one NASCAR Nationwide Series race in 2013 and 2012 that was not held in 2011, one ARCA race in 2013 that was not held in 2012 or 2011, one NASCAR Camping World Truck Series race in 2012 and 2011 that was not held in 2013, and one IndyCar Series race in 2011 that was not held in 2013 or 2012

•	NHMS held one NASCAR Camping World Truck Series race in 2011 that was not held in 2013 or 2012, and one IndyCar Series race in 2011 that was not held in 2013 or 2012

Comprehensive Income or Loss Presentation – The Company had no accumulated other comprehensive income or loss after December 31, 2011, and no components of other comprehensive income or loss separate from net income or loss, that require presentation either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company’s Consolidated Statement of Stockholder’s Equity for 2011 reflects recognized losses of $72,000 net of tax for management’s assessment that the declines in fair value of these securities were other than temporary. There were no remaining unrealized gains or losses, accumulated other comprehensive income or loss, or other items of comprehensive income or loss. Management believes those 2011 transactions are insignificant for separate presentation under applicable accounting standards.

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

Certain marketing agreements contain elements of purchased property and equipment exchanged for multi-year marketing and other promotional activities at one or more of our facilities. The associated assets and deferred revenue are initially recorded based on their estimated fair or retail values, with assets then depreciated over estimated useful lives and deferred revenue recognized into income on a straight-line basis as events are conducted each year in accordance with the respective agreement terms. Deferred revenue recognizable in each upcoming fiscal year is reflected as current liabilities in deferred race event and other income.The Company had one facility naming rights agreement that renamed Sears Point Raceway as Infineon Raceway, which expired in 2012. This naming rights agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue received by the Company under this agreement individually was not material. The facility has been renamed Sonoma Raceway, and associated costs were not significant.

Long-Term Food and Beverage Management Contract – Levy Premium Foodservice Limited Partnership, wholly-owned by Compass Group USA, Inc. (Levy), has exclusive rights to provide on-site food, beverage and hospitality catering services for essentially all Company speedway events and operations under a long-term food and beverage management contract. The contract commenced in 2002 and was renewed for an additional ten-year period through 2021. The long-term agreement provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s commission-based net revenues associated with activities provided by Levy are reported in event related revenue and at times, to a lesser extent, other operating revenue depending on the venue.

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

Joint Venture Equity Investment – Before February 2014, the Company and International Speedway Corporation equally owned a joint venture (50% non-controlling interest) operating independently under the name Motorsports Authentics. MA’s operations consist principally of trackside and, to a lesser extent, wholesale and retail event souvenir merchandising as licensed and regulated under NASCAR Teams Licensing Trust (NASCAR Trust) agreements. From time to time, MA operations also include fulfillment and warehousing services for certain NASCAR Trust designated distributors. The NASCAR Trust has the ability to significantly influence MA’s future operations and results. On January 31, 2014, the Company abandoned its interest and rights in MA to focus management resources in areas that may be profitable and more productive. The Company’s investment in MA has been fully impaired for several years as further discussed below. The Company recognized an anticipated material tax benefit related to abandonment as of December 31, 2013 as further described in Note 8. There was no other impact on the Company’s December 31, 2013 consolidated financial statements.

The equity method has been used to account for this joint venture as the Company had equity ownership of 50%. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results. The Company reflects its 50% share of MA’s net income or loss based on their most recent annual audited financial statements in “equity investee earnings or losses” for its fiscal year ended December 31 using the equity method as further described below. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee earnings and losses included in the Company’s retained earnings was approximately $133,974,000 at both December 31, 2013 and 2012. There were no significant differences in investor cost and underlying equity in the net assets of MA at acquisition.

MA Operating Results and Investment Impairment. MA results for each of the three years ended 2013 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, and increased competition for products sold under non-exclusive MA licenses. Also, MA’s 2012 results reflect gains from property and equipment sales, certain favorable settlements and recoveries and minimal positive net cash flows from operations. The carrying value of the Company’s equity investment in MA was reduced to $0 as of December 31, 2009 from sizable 2009 (and 2007) impairment charges and MA’s historical operating results. Because of uncertainty about MA’s ability to achieve sustained profitability (before abandonment), management continued to believe MA’s estimated fair value remained $0 under applicable authoritative impairment evaluation guidance. Under equity method accounting, the Company no longer recorded its 50% share of MA operating losses, if any, unless and until this carrying value was increased to the extent of future MA operating profits, if any. As such, the Company’s 2013, 2012 and 2011 results were not impacted by MA’s operations under the equity method, and no income tax benefits were recognized in these years other than related to aforementioned Company abandonment. These MA results, when recognized under the equity method, are included in the Company’s “motorsports event related” reporting segment (see Note 13).

The Company follows applicable authoritative guidance whereby declines in estimated investment fair value below carrying value assessed as other than temporary are recognized as a charge to earnings to reduce carrying value to estimated fair value. The inputs for measuring MA fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. The Company’s evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. MA is not considered significant for the three year periods ended 2013 under applicable SEC rules and the reports of the auditors on their financial statements for those periods are not included in this filing. The following table presents summarized financial information for MA as of November 30, 2013 and 2012 and for the three years ended November 30, 2013 (coinciding with MA’s fiscal years) (in thousands):

	2013	2012	2011
Current assets	$10,925	$13,195	–
Noncurrent assets	403	469	–
Current liabilities	4,154	6,733	–
Noncurrent liabilities	1,242	1,819	–
Net sales	30,510	34,041	$34,788
Gross profit	17,168	18,921	19,056
Income (loss) income from continuing operations	820	1,747	(1,019)
Net income (loss)	820	1,747	(1,019)

Revenue Composition (Note 13) – The Company’s revenues are comprised of the following (in thousands):

	2013	2012	2011
Admissions	$106,050	$116,034	$130,239
NASCAR broadcasting	199,014	192,662	185,394
Sponsorships	54,832	57,633	63,378
Other event related	78,106	81,019	85,256
Souvenir and other merchandise	31,005	31,634	33,677
Other	11,642	11,178	7,901
Total revenue	$480,649	$490,160	$505,845

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

Accounts and Notes Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2013	2012	2011
Balance, beginning of year	$1,270	$1,345	$1,588
Bad debt expense	253	189	276
Actual write-offs, net of specific accounts recovered	(250)	(264)	(519)
Balance, end of year	$1,273	$1,270	$1,345

Other Noncurrent Assets as of December 31, 2013 and 2012 consist of (in thousands):

	2013	2012
Deferred financing costs, net	$9,162	$8,613
Land held for development	12,265	12,265
Other	7,719	6,952
Total	$29,146	$27,830

Noncurrent assets are generally reported at cost except for cash surrender values of life insurance policies which are reported at fair value. Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2013, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

Deferred Financing Costs are amortized into interest expense over the associated debt terms of approximately five to six years (or remaining terms for loan amendment costs), and are reported net of accumulated amortization of $6,850,000 and $8,021,000 at December 31, 2013 and 2012. See Note 6 for information on 2013 and 2011 charges associated with previously deferred financing costs.

Original Debt Issuance Discount or Premium is amortized into interest expense over the associated debt terms using the effective interest method.

Land Held For Development represents property adjacent to a regional outlet mall in the Charlotte metropolitan area which management plans to develop and market or possibly sell in suitable market conditions.

Property and Equipment (Note 4) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements pertain primarily to industrial park, office and warehouse facilities, and are amortized using the straight-line method over the lesser of associated lease terms or estimated useful lives. Constructed assets, including construction in progress, include all direct costs and capitalized interest until placed into service. Expenditures for repairs and maintenance are charged to expense when incurred, unless useful asset lives are extended or assets improved. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities when assessing impairment. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. Also, assets are classified as held for sale when management determines that sale is probable within one year. Management believes no impairment of long-lived assets used in continuing operations exists at December 31, 2013.

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

Annual Impairment Assessment. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary a separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. The Company evaluates intangible assets for possible impairment based predominately on management’s best estimate of future discounted operating cash flows and profitability attributable to such assets (using the fair value assessment provisions of applicable authoritative guidance) for all individual reporting units.

The evaluation is supported by quoted market prices or comparable transactions where available or applicable. Management considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements based on historical sales transactions (the Company had agreements to annually conduct thirteen NASCAR Sprint Cup, eleven NASCAR Nationwide, and six NASCAR Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers. Weighting of evaluation results was not required as none of the methods, individually or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. The inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available.

Management’s latest annual impairment assessment was performed in the second quarter 2013, and there have since been no events or circumstances that indicate possible unrecognized impairment as of December 31, 2013. Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Also, management believes the Company’s operational and cash flow forecasts support its conclusions. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

2013 Impairment of Goodwill. Management's 2013 annual impairment assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for two reporting units. Among other factors, the assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels through modest annual growth rates for periods of approximately eight years depending on the associated projected revenue stream, and strategic amounts of planned capital expenditures. Management also assumed that increases in contracted NASCAR television broadcasting rights revenues after 2014 would approximate those reflected in the recently negotiated multi-year contracts beginning in 2015. The Company previously reported its 2012 annual evaluation had found that estimated fair values for NHMS and KyS reporting units exceeded their carrying values with associated risk of failing step one of impairment testing. The 2013 annual evaluation found the carrying values for NHMS and KyS exceeded estimated fair value reflecting lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and lower than anticipated revenues for certain 2013 major racing events at NHMS and KyS, further reducing visibility on profitability recovery. As such, a non-cash impairment charge of $89,037,000, before income tax benefits of $2,341,000, was reflected in 2013 to reduce goodwill related to NHMS and KyS to estimated fair value of $0. Of that charge, goodwill for NHMS of $82,725,000 originated upon recording deferred tax liabilities associated with race date intangibles established under purchase method accounting rules over and above NHMS’s net cash purchase price as further described below.

2011 Impairment of Goodwill. Management’s 2011 annual impairment assessment considered the approved realignment of an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011. Realignment of the race date from AMS to KyS resulted in no impairment of intangible or other long-lived assets. However, the evaluation indicated the carrying values for NHMS exceeded estimated fair value. As such, a non-cash impairment charge of $48,609,000 (with no income tax benefit) was reflected in 2011 to reduce goodwill related to NHMS to estimated fair value. The Company previously reported its 2010 annual evaluation had found the estimated fair value for this reporting unit exceeded carrying values. The 2011 annual evaluation reflected lowered estimated future cash flows principally because of the severity and length of the recession extending beyond the Company’s previous forecast, reducing visibility on profitability recovery.

The NHMS goodwill discussed above originated upon recording deferred tax liabilities associated with race date intangibles of $127.4 million established under purchase method accounting rules over and above NHMS’s net cash purchase price of $330.1 million paid in 2008. Those accounting rules required establishing such deferred tax liabilities assuming the Company would ultimately sell NHMS assets, and not stock, for tax reporting purposes. Those accounting rules prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely and that no sale is being contemplated. These impairments do not pertain to or affect the underlying value of the Company’s race date intangibles. The 2013 and 2011 charges and associated operations are included in the Company’s "motorsports event related" reporting segment (see Note 13).

Deferred Income, Net (noncurrent) as of December 31, 2013 and 2012 consists of (in thousands):

	2013	2012
Preferred Seat License fees, net	$3,635	$4,076
Multi-year marketing and other arrangements, and deferred membership income	3,297	4,939
Total	$6,932	$9,015

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

TMS Oil and Gas Mineral Rights Lease Receipts. TMS, in conjunction with the Fort Worth Sports Authority, has an oil and gas mineral rights lease agreement which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS should extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 has been accreted into other operating revenue over the initial two-year agreement term on a straight-line basis. Amounts recognized were $3,117,000 in 2013, $3,210,000 in 2012 and in 2011 were not significant. As of December 31, 2013 and 2012, associated deferred income was $0 and $3,117,000, and was reflected in deferred race event and other income. Although the initial agreement term expired in December 2013, the lessee initiated drilling activities prior to expiration, resulting in the lease remaining enforceable as long as drilling or extraction related activities continue. Through a combination of this lease and other agreements, including a joint exploration agreement, with the Fort Worth Sports Authority, if and when oil and gas extraction commences or upon meeting certain price levels, this lease agreement can be extended and TMS entitled to stipulated stand-alone and shared royalties. At this time, although extraction is expected to commence in 2014, management is unable to determine possible volumes of production if any or if stipulated price levels will be met.

Deferred Income, Other Arrangements. In late 2013, BMS announced plans to host a collegiate football game in September 2016. As of December 31, 2013, advance revenues and associated direct expenses were insignificant. Under the similar accounting policy for event revenues and expenses described above, the Company plans to continue to defer advance revenues and direct expenses pertaining to this event until held.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $17,461,000 in 2013, $18,644,000 in 2012 and $18,438,000 in 2011. There were no deferred direct-response advertising costs at December 31, 2013 or 2012.

Operating Leases – The Company has various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice, although certain operating equipment leases include multi-year terms. Rent expense for operating leases amounted to $5,923,000 in 2013, $6,124,000 in 2012 and $5,999,000 in 2011. Various office and warehouse facilities leased from an affiliate (see Note 9) are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. The Company leases various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases, excluding the TMS oil and gas mineral rights lease receipts discussed above, amounted to $4,835,000 in 2013, $4,482,000 in 2012 and $4,275,000 in 2011.

Future annual minimum lease payments (where initial terms are one year or more and assuming renewal through contracted periods), and contracted future annual minimum lease revenues, under operating leases at December 31, 2013 are as follows (in thousands):

	Lease Payments	Lease Revenues
2014	$1,493	$3,894
2015	800	2,849
2016	484	2,018
2017	424	1,550
2018	249	857
Thereafter	800	253
Total	$4,250	$11,421

Other Expense (Income), Net consists of (in thousands):

	2013	2012	2011
(Income) loss associated with property sales and other assets	–	$(3,152)	$109
Net loss on abandonment and disposals of property and equipment	$62	7	46
Other	231	(763)	(497)
Total	$293	$(3,908)	$(342)

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

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis amounted to $5,455,000 in 2013, $5,721,000 in 2012 and $6,498,000 in 2011.

Fair Value of Financial Instruments – The Company follows applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts and notes receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes and other receivables and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt is non-interest bearing and discounted based on estimated current cost of borrowings and, therefore, carrying values approximate market value. Quoted market prices are not available for determining market value of the Company’s equity investment in an associated entity. There have been no changes or transfers between category levels or classes.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of December 31, 2013 and 2012 (in thousands):

			December 31, 2013		December 31, 2012
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$97,343	$97,343	$106,408	$106,408
Floating rate notes receivable	2	NR	2,005	2,005	2,385	2,385
Cash surrender values	2	NR	4,937	4,937	4,621	4,621
Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	210,000	210,000	95,000	95,000
6 3/4% Senior Notes due 2019	1	NR	254,197	265,000	150,000	159,000
8 3/4% Senior Notes previously due 2016 (Note 6)	1	NR	–	–	270,758	292,875
Other long-term debt	2	NR	2,792	2,792	5,501	5,501

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

Recently Issued Accounting Standards – The FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” whereby an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent those three items are not available at the reporting date under tax law of applicable jurisdictions to settle additional income taxes that would result from the disallowance of a tax position or such tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. The assessment of whether deferred tax assets are available is based on unrecognized tax benefits and deferred tax assets existing at the reporting date, and should be made presuming disallowance of associated tax positions at that date. The guidance is effective for fiscal years and interim periods beginning after December 15, 2013, applies prospectively to all unrecognized tax benefits existing at the effective date, and does not require new recurring disclosures. Early and retrospective adoption is permitted. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

3. INVENTORIES

Inventory costs consist of: (i) souvenirs and 5/8-scale and similar small-scale finished race cars determined on a first-in, first-out basis; and (ii) souvenirs and apparel, micro-lubricant®, and parts and accessories product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2013 and 2012 consist of (in thousands):

	2013	2012
Finished race cars, parts and accessories	$5,372	$5,591
Souvenirs and apparel	2,409	2,599
Micro-lubricant® and other	824	604
Total	$8,605	$8,794

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of provisions summarized as follows (in thousands):

	2013	2012	2011
Balance, beginning of year	$4,757	$5,765	$5,938
Current year provision	53	216	344
Current year sales and write-offs	(727)	(1,224)	(517)
Balance, end of year	$4,083	$4,757	$5,765

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 is summarized as follows (dollars in thousands):

	Estimated Useful Lives			2013	2012
Land and land improvements	5	-	25	$457,179	$454,828
Racetracks and grandstands	5	-	45	749,510	747,613
Buildings and luxury suites	5	-	40	450,495	449,105
Machinery and equipment	3	-	20	44,175	45,147
Furniture and fixtures	5	-	20	35,072	33,962
Autos and trucks	3	-	10	11,899	11,811
Construction in progress				4,768	1,578
Total				1,753,098	1,744,044
Less accumulated depreciation				(647,921)	(595,626)
Net				$1,105,177	$1,148,418

Other Information – Depreciation expense amounted to $54,671,000 in 2013, $55,444,000 in 2012 and $53,956,000 in 2011. As of December 31, 2013, the Company had contractual obligations for capital expenditures of approximately $6.5 million for facility improvements at our various speedways, including TMS’s high-definition video board.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The composition and accounting for intangible assets are further described in Note 2. As of December 31, 2013 and 2012, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2013			2012
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	–	$394,913	$394,913	–	$394,913	–
Amortizable race event sanctioning and renewal agreements	100	$(58)	42	100	$(41)	59	5	-	6
Total	$395,013	$(58)	$394,955	$395,013	$(41)	$394,972

Changes in the gross carrying value of other intangible assets and goodwill are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2013	2012	2013	2012
Balance, beginning of year	$395,013	$394,983	$138,717	$138,717
Increase from acquisitions	–	30	–	–
Decrease from impairment charges	–	–	(89,037)	–
Balance, end of year	$395,013	$395,013	$49,680	$138,717

For 2012, the increase in amortizable other intangible assets represents event sanctioning and renewal agreements for certain annual minor racing events to be held for five years commencing in 2012. For 2013, the decrease in goodwill reflects an impairment charge to reduce goodwill related to NHMS and KyS to estimated fair value as further described in Note 2.

At December 31, 2013 and 2012, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $146.2 million and $57.2 million, respectively. Amortization expense on other intangible assets amounted to $18,000 in 2013, $18,000 in 2012 and $12,000 in 2011. Estimated annual amortization expense for each of the next five years is not significant.

6. LONG-TERM DEBT

As further described below, the Company amended its Credit Facility and issued additional 2019 Senior Notes in the first quarter 2013, and redeemed all outstanding 2016 Senior Notes in the second quarter 2013. Long-term debt at December 31, 2013 and 2012 consists of (in thousands):

	2013	2012
Credit facility, all term loan	$210,000	$95,000
2019 Senior Notes	254,197	150,000
2016 Senior Notes	–	270,758
Other notes payable	2,792	5,501
Total	466,989	521,259
Less current maturities	(13,847)	(17,709)
Long-term debt, excluding current maturities	$453,142	$503,550

Annual maturities of long-term debt at December 31, 2013 are as follows (in thousands):

2014	$13,847
2015	13,945
2016	12,500
2017	12,500
2018	160,000
Thereafter	254,197
Total	$466,989

2013 Amendment of Bank Credit Facility – In February 2013, the Company’s Credit Facility was amended (the 2013 Credit Facility or Credit Facility) which, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $250,000,000 senior secured term loan (the Term Loan); (iii) matures in February 2018; (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100,000,000 with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000. The amended Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12,500,000 in a twelve month period based on an initial draw of $250,000,000).

As further discussed below, the Company repaid $95,000,000 of Term Loan borrowings with proceeds from the add-on offering of 2019 Senior Notes in the first quarter 2013, and borrowed $250,000,000 under the Term Loan to fund the redemption of the 2016 Senior Notes in the second quarter 2013. In 2013, the Company also repaid an additional $40,000,000 of Term Loan borrowings. In 2012, the Company repaid $50,000,000 of Credit Facility borrowings, including Term Loan borrowings of $40,000,000. In 2011, the Company borrowed $30,000,000 under the revolving credit facility and $150,000,000 under the Term Loan to fund the tender offer and early redemption of the senior subordinated notes further described below, and repaid $40,000,000 of revolving credit facility and $15,000,000 of Term Loan borrowings. At December 31, 2013 and 2012, outstanding borrowings under the Credit Facility were $210,000,000 and $95,000,000 (all Term Loan borrowings). At December 31, 2013, outstanding letters of credit amounted to $887,000.

Interest is based, at the Company’s option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The 2013 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The 2013 Credit Facility requires that the Company maintain certain ratios of funded debt to EBITDA and EBIT. The amended Credit Facility also contains other affirmative and negative financial covenants and restrictions, and indebtedness is secured by a pledge of all capital stock and limited liability company interests of the Guarantors, generally on the same terms and conditions as before amendment. Prior to 2013 amendment, interest was based on LIBOR plus 1.75% to 2.75% or the greater of Bank of America’s prime rate, Federal Funds rate plus 0.5% or LIBOR plus 1.0%, plus 0.75% to 1.75%, and the commitment fee ranged from 0.35% to 0.55% of unused amounts available for borrowing.

2019 Senior Notes and Add-on Offering in 2013 – In 2011, the Company completed a private placement offering of 6 3/4% senior notes (the 2019 Senior Notes) in aggregate principal amount of $150,000,000 issued at par, and a subsequent exchange offer for substantially identical notes registered under the Securities Act. Net offering proceeds, along with new Term Loan borrowings of $150,000,000 under the Credit Facility and cash on hand, were used to redeem and retire all tendered outstanding senior subordinated notes as further discussed below. In January 2013, the Company completed a private placement add-on offering to the existing 2019 Senior Notes in aggregate principal amount of $100,000,000 issued at 105% of par, and net proceeds after commissions and fees approximated $103,408,000. The proceeds were used to repay $95,000,000 of Credit Facility borrowings, representing all facility borrowings then outstanding, with the remainder used for general corporate purposes. The Company completed an exchange offer for substantially identical notes registered under the Securities Act in the second quarter 2013. The add-on notes are identical to the existing 2019 Senior Notes with the same terms and conditions, and governed by the same indenture. The 2019 Senior Notes mature in February 2019, and interest payments are due semi-annually on February 1 and August 1. Debt issuance premium and associated deferred loan costs are being amortized over the remaining note term through February 2019. As of December 31, 2013, the 2019 Senior Notes carrying value of $254,197,000 includes unamortized issuance premium of $4,197,000. The Company may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017. The Company may also redeem some or all of the 2019 Senior Notes before February 1, 2015 at par plus a “make-whole” premium. In the event of a change of control, the Company must offer to repurchase the 2019 Senior Notes at 101% of par value. The Indenture governing the 2019 Senior Notes permits dividend payments each year of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants.

2013 Early Redemption of 2016 Senior Notes – Effective June 1, 2013, the Company redeemed all outstanding 8 3/4% senior notes (the 2016 Senior Notes) in aggregate principal amount of $275,000,000 at 104.375% of par plus accrued interest. The 2016 Senior Notes originally issued at 96.8% of par were scheduled to mature in June 2016, with interest payments due June 1 and December 1, and had unamortized issuance discount of $4,242,000 at December 31, 2012. The Company used Term Loan borrowings of $250,000,000 and cash on hand of $37,081,000 to fund the redemption, including redemption premium and transaction costs. The 2013 loss on early debt redemption and refinancing represents a charge to earnings of $18,467,000, before income taxes of approximately $6.8 million, for associated redemption premium, unamortized net deferred loan costs and issuance discount, and transaction costs.

2011 Early Redemption of Senior Subordinated Notes – In 2011, the Company completed a tender offer and redeemed $330,000,000 in aggregate principal amount of outstanding 6 3/4% Senior Subordinated Notes (Senior Subordinated Notes) at 101.25% to 101.375% of par, with proceeds from the original 2019 Senior Notes issuance, Term Loan borrowings of $150,000,000 and cash on hand. The Senior Subordinated Notes were previously scheduled to mature in September 2013. The 2011 loss on early debt redemption and refinancing represents a charge to earnings for tender offer redemption premium, unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $7.5 million, before income taxes of $2.9 million.

Other Notes Payable – At December 31, 2013, long-term debt includes a non-interest bearing debt obligation associated with the Company's acquisition of KyS. A similar obligation existing at December 31, 2012 was fully repaid in 2013. Each obligation has been payable in 60 monthly installments of $125,000. As of December 31, 2013 and 2012, their combined carrying values of $2,792,000 and $5,501,000 reflect discounts of $208,000 and $499,000, respectively, based on effective interest rates of 6% (prior to payoff) and 7%.

Other General Terms and Conditions – The 2013 Credit Facility and 2019 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, speedway or other acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The 2013 Credit Facility and 2019 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of December 31, 2013.

Subsidiary Guarantees – Amounts outstanding under the 2013 Credit Facility and 2019 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently non-material). These guarantees are full and unconditional and joint and several, with the 2019 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2013	2012	2011
Gross interest costs	$32,408	$42,155	$44,700
Less capitalized interest costs	(168)	(574)	(2,286)
Interest expense	32,240	41,581	42,414
Interest income	(369)	(364)	(302)
Interest expense, net	$31,871	$41,217	$42,112
Weighted average interest rate on borrowings under bank Credit Facility	2.2%	2.7%	2.8%

7. CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2013, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2013 or 2012.

Per Share Data – The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	2013	2012	2011
(Loss) income from continuing operations applicable to common stockholders and assumed conversions	$(6,212)	$41,793	$(5,561)
Weighted average common shares outstanding	41,405	41,431	41,524
Dilution effect of assumed conversions, common stock equivalents – stock awards	18	6	–
Weighted average common shares outstanding and assumed conversions	41,423	41,437	41,524
Basic (loss) earnings per share	$(0.15)	$1.01	$(0.14)
Diluted (loss) earnings per share	$(0.15)	$1.01	$(0.14)
Anti-dilutive common stock equivalents excluded in computing diluted earnings or loss per share	794	1,057	1,237

Declaration of Cash Dividends – The Company’s Board of Directors approved aggregate dividends on common stock as follows (in thousands except per share amounts):

	2013	2012	2011
Cash dividends paid	$24,875	$24,883	$16,623
Dividends per common share	$0.60	$0.60	$0.40

Quarterly dividends were declared in each period and all declaration, record and payment dates were in the same fiscal periods. See Note 6 for annual limitations on dividend payments under the Company’s debt agreements. On February 12, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 14, 2014 to shareholders of record as of February 28, 2014. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares (increased from 4,000,000 shares with Board of Director approval on February 12, 2014) of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 6), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time.

The Company repurchased 126,000, 124,000 and 255,000 shares of common stock for $2,291,000 in 2013, $2,039,000 in 2012 and $3,597,000 in 2011, respectively. As of December 31, 2013, the Company could repurchase up to an additional 118,000 shares (1,104,000 shares as of February 12, 2014) under authorization then in effect. As of and through December 31, 2013 and 2012, treasury stock includes 117,000 and 74,000 of common stock shares delivered to the Company in satisfaction of tax withholding obligations of holders of vested restricted shares issued under our equity compensation plans.

8. INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2013	2012	2011
Current:
Federal	$9,756	$(2,247)	$(1,051)
State	227	(47)	(2,743)
	9,983	(2,294)	(3,794)
Deferred:
Federal	(42,015)	24,521	17,612
State	(10,319)	(335)	9,663
	(52,334)	24,186	27,275
Total	$(42,351)	$21,892	$23,481

The reconciliation of statutory federal and effective income tax rates is as follows:

	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	8.7	(0.2)	16.8
Non-deductible impairment of goodwill	(59.6)	–	94.9
Change in valuation allowances, primarily related to losses on equity investees	101.6	(0.1)	2.4
Change in uncertain tax positions, including income tax liabilities for settlements with taxing authorities	(0.1)	0.1	(12.6)
Other, net	1.6	(0.4)	(5.5)
Total	87.2%	34.4%	131.0%

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2013	2012
Deferred tax liabilities:
Property and equipment	$256,966	$260,458
Goodwill and other intangible assets	143,245	144,814
Expenses deducted for tax purposes and other	3,581	3,863
Subtotal	403,792	409,135
Deferred tax assets:
Income previously recognized for tax purposes	(14,618)	(16,330)
Stock option and other deferred compensation expense	(4,389)	(4,228)
PSL and other deferred income recognized for tax purposes	(1,683)	(1,984)
State and federal net operating loss carryforwards	(3,945)	(3,660)
Basis difference for equity investment and subsidiary	(61,450)	(63,841)
Subtotal	(86,085)	(90,043)
Less: Valuation allowance	14,868	65,903
Net deferred tax assets	(71,217)	(24,140)
Total net deferred tax liabilities	332,575	384,995
Net current deferred tax assets	49,181	741
Net non-current deferred tax liabilities	$381,756	$385,736

Income Tax Benefit in 2013 From Equity Interest Abandonment (Note 2) – On January 31, 2014, the Company abandoned its interest and rights in Motorsports Authentics (its 50% owned merchandising equity investment joint venture) to focus management resources in areas that may be profitable and more productive. As further described in Note 2, the Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company intends to recognize tax losses that will be reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law to fully utilize these tax losses. As such, the Company recognized a material income tax benefit of $49.3 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance further described in Note 2.

The Company believes it is more likely than not that its filing position would be sustained based on its technical merits upon examination with taxing authorities that have full knowledge of all relevant information. The Company reached this conclusion based on the use of legal counsel and other tax consultants and the potential to utilize tax losses. Under applicable accounting guidance, tax positions are measured at the largest amount of benefit that is greater than 50 percent likely (or more-likely-than not) of being ultimately realized. As such, the full anticipated tax benefit was recognized because the Company believes that partial sustaining of its tax position by taxing authorities would be an unlikely outcome given the nature of the position. The Company believes it will fully utilize the associated tax losses. Should the Company’s tax position not be fully sustained if examined, a valuation allowance would be required to reduce or eliminate the associated deferred tax assets. Any differences between the final tax outcome and amounts recorded would affect the Company’s income tax provision in the period in which such determination was made.

Effective Tax Rate Comparison for 2011 through 2013 – The Company’s effective income tax rate for 2013 was 87.2%, for 2012 was 34.4% and for 2011 was 131.0%. The higher 2013 tax rate results primarily from the tax benefit related to the equity interest abandonment discussed above, and partially offset by a goodwill impairment charge for which a significant portion had no tax benefit as further discussed in Note 2. The 2013 rate also reflects tax benefits of $5,547,000 resulting from certain state income tax law changes and strategic state tax restructuring. Excluding those items, the 2013 effective income tax rate would have been 36.8%. The lower 2012 tax rate reflects favorable recoveries and settlements with certain taxing authorities, and lower effective state income tax rates. The higher 2011 tax rate results primarily from a goodwill impairment charge for which no benefit was recorded. Excluding the non-deductible goodwill impairment charge, the 2011 effective income tax rate would have been 36.1%.

At December 31, 2013, the Company has approximately $43,000 of federal net operating loss carryforwards expiring in 2025 through 2027, and $107,160,000 of state net operating loss carryforwards expiring in 2014 through 2033. At December 31, 2013 and 2012, valuation allowances of $14,868,000 and $65,903,000 have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not for certain deferred tax assets and state net operating loss carryforwards.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of December 31, 2013 and 2012, respectively, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. Interest and penalties recognized on uncertain tax positions amounted to $73,000 in 2013, $74,000 in 2012 and $270,000 in 2011. As of December 30, 2013 and 2012, the Company had $844,000 and $771,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of December 31, 2013, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2013 by the California Franchise Tax Board, and 2009 through 2013 by all other taxing jurisdictions to which the Company is subject. The Internal Revenue Service’s examination of the Company’s 2011 federal income tax return is final with no material adjustments. The Company has been notified by the Kentucky Department of Revenue of an examination of its 2009, 2010, 2011 and 2012 state tax returns. The examination has not begun. However, the Company does not anticipate material adjustments resulting from examination.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three years ended December 31, 2013 is as follows (in thousands):

	2013	2012	2011
Beginning of period	$1,004	$1,004	$2,879
Increases (decreases) for tax positions of current year	–	–	–
Increases for tax positions of prior years	–	–	358
Decreases for tax positions of prior years	–	–	(1,744)
Reductions for lapse of applicable statute of limitations	–	–	–
Increases (decreases) for settlements with taxing authorities	–	–	(489)
End of period	$1,004	$1,004	$1,004

9. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company's Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at December 31, 2013 and 2012 include $3,294,000 and $3,681,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before December 31, 2014, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2012 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $387,000 in 2013, $373,000 in 2012 and $358,000 in 2011. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at December 31, 2013 and 2012 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before December 31, 2014.

Certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company's Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $659,000 in 2013, $640,000 in 2012 and $554,000 in 2011. Amounts owed to these affiliated companies at December 31, 2013 and 2012 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company's Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $89,000 in 2013, $166,000 in 2012 and $270,000 in 2011. There were no vehicles sold to SAI in 2013, 2012 or 2011. Also, SMI Properties sold merchandise to SAI totaling $692,000 in 2013, $552,000 in 2012 and $640,000 in 2011. Amounts due from SAI at December 31, 2013 and 2012 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,966,000 in 2013, $2,047,000 in 2012 and $1,507,000 in 2011. At December 31, 2013 and 2012, approximately $154,000 and $137,000 was due from SAI and is reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. Merchandise purchases approximated $600,000 in 2013, $601,000 in 2012 and $609,000 in 2011, and merchandise sales and event related commissions approximated $2,002,000 in 2013, $1,989,000 in 2012 and $2,801,000 in 2011. At December 31, 2013 and 2012, net amounts due from MA approximated $8,000 and $491,000 and are reflected in current assets.

The foregoing related party balances as of December 31, 2013 and 2012, and transactions for the three years ended December 31, 2013 are summarized below (in thousands):

	December 31, 2013	December 31, 2012
Notes and other receivables	$3,522	$4,336
Amounts payable to affiliates	2,594	2,594

	2013	2012	2011
Merchandise and vehicle purchases	$689	$767	$879
Merchandise and vehicle sales, event related commissions, and reimbursed shared expenses	5,040	4,968	5,328
Rent expense	659	640	554
Interest income	95	110	125
Interest expense	102	103	103

10. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against only the Swift Defendants on December 29, 2010. The settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. On February 15, 2011, the North Carolina Court of Appeals filed its opinion affirming the trial court’s ruling denying BNP France’s motion to dismiss. On March 22, 2011, BNP France filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals that affirmed the trial court’s ruling denying BNP France’s motion to dismiss. SMIL filed its response to the petition on April 4, 2011. The North Carolina Supreme Court denied BNP France’s Petition for Discretionary Review on January 26, 2012. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. On February 15, 2011, the North Carolina Court of Appeals filed its opinion which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. On March 22, 2011, SMIL filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. BNP Suisse filed its response to the petition on April 4, 2011. The North Carolina Supreme Court denied SMIL’s Petition for Discretionary Review on January 26, 2012. SMIL intends to continue pursuit of its claims against BNP France in the North Carolina Business Court. On July 27, 2012, BNP France filed a motion for judgment on the pleadings. The Court conducted oral argument on October 17, 2012, and denied the motion by order dated February 26, 2014. Discovery and motions practice are ongoing in this matter.

On May 17, 2013, Gary Gaylor filed a lawsuit, against AMS and SMI. The lawsuit was filed in the United District Court for the Northern District of Georgia and alleges violations under Title III of the Americans With Disabilities Act. The Plaintiff alleges that he attended events at AMS on April 5 and 26, 2013. The Plaintiff alleges serious difficulty in accessing goods and utilizing services at AMS due to various alleged physical barriers. The Plaintiff seeks remediation of the alleged barriers. AMS and SMI filed a responsive pleading in this matter June 14, 2013, denying the material allegations of the complaint, and further stating that SMI is not a proper party to the lawsuit. This matter is in the early stages of litigation and discovery is ongoing. The Plaintiff submitted his expert’s report on December 31, 2013, and AMS and SMI are in the process of preparing a rebuttal to that report. The Company is currently unable to predict the effect the outcome of this litigation will have on its future financial position, results of operations or cash flows. The Company intends to vigorously defend this matter.

11. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009 – The 2004 Stock Incentive Plan (the 2004 Plan) provides equity-based incentives for attracting and retaining key employees, directors and other individuals providing services to the Company. The 2004 Plan expired by its terms on February 18, 2014 and no further grants can be made under that plan. See below for a description of the 2013 Stock Incentive Plan adopted by the Company’s Board of Directors in February 2013 and approved by stockholders at the 2013 Annual Meeting. Approval of the 2013 Stock Incentive Plan and termination of the 2004 Plan did not adversely affect rights under any outstanding awards previously granted under the 2004 Plan.

Awards under the 2004 Plan may consist of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. The 2004 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types, purchase prices, and amounts of awards granted and amend the terms, restrictions and conditions of awards. Factors considered, among others, include achievement of financial, business and performance objectives, the occurrence of specific events, time periods of continued service or other time-based restrictions. Under the 2004 Plan, 2,500,000 shares of SMI’s common stock were reserved for issuance, subject to various restrictions and adjustments including: (i) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (iii) in the case of restricted stock or restricted stock unit awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. At December 31, 2013, approximately 1,253,000 shares were available for future grant. No additional grants were made prior to the 2004 Plan’s expiration on February 18, 2014.

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

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and 35,000 restricted stock units to the Company’s President and Chief Operating Officer in 2013. Both grants are under the 2004 Plan, are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. In 2013, 24,267 shares of both restricted stock and restricted stock units vested, and 11,667 of both shares and units were forfeited in accordance with the terms of the Incentive Compensation Plan. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. As of December 31, 2013, 59,422 restricted stock shares and 59,422 restricted stock units were outstanding under the Incentive Compensation Plan.

In 2013, the Company also granted to non-executive management employees 70,000 shares of restricted stock that vest in equal installments over three years, and repurchased 18,650 shares of common stock from such employees for $373,000 related to settlement of income taxes on 60,731 shares that vested under the 2004 Plan. In 2013, the Company also repurchased 24,264 shares of common stock for $418,000 from executive management employees to settle income taxes on 48,534 shares that vested under the Incentive Compensation Plan. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

2008 Formula Restricted Stock Plan – The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with Company stockholders and to enhance the Company’s ability to attract and retain highly qualified non-employee directors. The 2008 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2008 Formula Plan, and termination of the Formula Stock Option Plan, did not adversely affect the rights of any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan is administered by the Board of Directors, excluding non-employee directors, and expires by its terms in February 2018. The Board of Directors, excluding non-employee directors, may amend, suspend or terminate the 2008 Formula Plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the 2008 Formula Plan, 250,000 shares of SMI’s common stock are reserved for issuance and awards are in the form of restricted stock. On the first business day following each annual meeting, each standing non-employee director receives a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. In 2013, restricted stock awards granted to non-employee directors totaled 16,668 and 17,200 restricted stock awards vested during the year. All restricted stock awards were granted and vested in accordance with plan provisions. At December 31, 2013, approximately 157,000 shares are available for future grant.

New 2013 Stock Incentive Plan – In February 2013, the Company’s Board of Directors adopted the 2013 Stock Incentive Plan (the 2013 Plan) which was approved by stockholders at the 2013 Annual Meeting. The 2013 Plan allows the Company, among other things, to continue to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2013 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or stock awards. Approval of the 2013 Plan did not amend or modify the 2004 Plan and the Company could continue to grant awards under the 2004 Plan until its expiration.

Under the 2013 Plan, 3,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2013 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options or SARs aggregating more than 300,000 shares of common stock during any calendar year; (iii) in the case of awards other than options or SARs that are intended to be “performance-based compensation”, no individual may be granted an aggregate of more than 100,000 shares of common stock during any calendar year; and (iv) with respect to any cash-based stock award that is intended to be a performance award, the maximum cash payment that may be paid during any one calendar year to an individual is $10,000,000. No awards were granted under this plan in 2013.

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

Formula Stock Option Plan for Directors – The Formula Stock Option Plan was suspended in December 2007 and terminated in February 2008, and the 2008 Formula Plan described above was approved by stockholders at the 2008 Annual Meeting. Prior to plan suspension and termination, before February 1 each year, individual outside directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten-day period prior to award. Termination of the Formula Stock Option Plan did not adversely affect rights under any outstanding stock options previously granted. All options granted under this plan generally vested in six months, and expired ten years, from grant date.

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2013, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether participating eligible employees will be granted the right to purchase shares of common stock for the upcoming calendar year and the number of shares available for purchase. All employee grants contain the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in any calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2013, 2012 or 2011.

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

Share-based compensation cost totaled $2,224,000 in 2013, $1,936,000 in 2012 and $1,885,000 in 2011, before income taxes of $818,000, $666,000 and $680,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at December 31, 2013 or 2012. No stock options were granted under the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan in 2013, 2012 or 2011. When stock options are granted, the Company estimates the fair value of stock option grants on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant.

There were no significant changes in the characteristics of restricted stock or restricted stock units granted during 2011 through 2013 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. All stock options previously granted under the 1994 Plan and the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, and under the Formula Stock Option Plan for Directors have an exercise price equal to the average fair market value per share for the ten-day period prior to award. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

The following is a summary of stock option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan for 2013 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	305	$33.30			602	$29.56			180	$33.94
Granted	-	-			-	-			-	-
Exercised	-	-			(7)	15.83			-	-
Forfeited	(20)	29.64			(50)	38.25			-	-
Expired	(125)	29.64			-	-			(30)	26.06
Outstanding, December 31, 2013	160	$36.63	0.9	-	545	$28.96	3.2	$916	150	$35.51	1.6	-
Exercisable, December 31, 2013	160	$36.63	0.9	-	545	$28.96	3.2	$916	150	$35.51	1.6	-

As of December 31, 2013, all stock options are vested and there was no unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan, the 1994 Plan or the Formula Stock Option Plan. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2013 are excluded from the aggregate intrinsic values presented above. No stock options vested in 2013. In 2012, 101,000 stock options vested under the 2004 Plan with an aggregate intrinsic value of $128,000, and 61,000 stock options vested in 2011 with no intrinsic value. In 2013, 7,500 stock options were exercised with an intrinsic value of $23,000. No stock options were exercised in 2012 or 2011.

The following is a summary of non-vested restricted stock and restricted stock unit activity regarding the 2004 Plan and 2008 Formula Plan for 2013, and grant activity for 2012 and 2011 (shares and aggregate intrinsic value in thousands):

	2004 Stock Incentive Plan				2008 Formula Restricted Stock Plan
Non-vested Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	247	$15.46			17	$17.18
Granted	140	18.54			17	17.39
Vested	(109)	15.34			(17)	17.18
Forfeited	(26)	15.29			–	–
Outstanding, December 31, 2013	252	$17.24	1.3	$5,004	17	$17.39	0.3	$331
Granted, 2012	136	$16.16			17	$17.18
Granted, 2011	131	14.29			16	$15.44

As of December 31, 2013, outstanding restricted stock and restricted stock units above for the 2004 Plan include approximately 59,000 restricted stock units with an aggregate intrinsic value of $1,180,000 and a weighted-average remaining contractual term of 0.9 year, all of which are expected to fully vest. As of December 31, 2013, there was approximately $2,563,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.0 year. In 2013, 2012 and 2011, 109,000, 97,000 and 96,000 shares of restricted stock and restricted stock units vested under the 2004 Plan with fair values of $2,049,000, $1,599,000 and $1,370,000, respectively, and 17,000, 16,000 and 15,000 shares of restricted stock vested under the 2008 Formula Plan with fair values of $299,000, $266,000 and $230,000, respectively. These 2004 Plan amounts include common stock shares issued upon the vesting of 24,000, 29,000 and 8,000 restricted stock units with fair values of $418,000, $467,000 and $114,000 during each of 2013, 2012 and 2011, respectively.

12. EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to Company employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. The Company’s contributions for the Plan were $334,000 in 2013, $336,000 in 2012 and $320,000 in 2011.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all Company employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. The Company may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2011 through 2013.

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

Of the Company’s total revenues, approximately 82% in 2013, 83% in 2012 and 83% in 2011 were derived from NASCAR-sanctioned events. Of the Company’s total revenues, approximately 41% or $199,014,000 for 2013, 39% or $192,662,000 for 2012, and 37% or $185,394,000 for 2011 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, income taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. Segment information on continuing operations for the three years ended December 31, 2013, and as of December 31, 2013 and 2012 is as follows (in thousands):

	2013			2012			2011
	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$462,938	$17,711	$480,649	$472,221	$17,939	$490,160	$488,957	$16,888	$505,845
Depreciation and amortization	54,511	214	54,725	55,234	265	55,499	53,741	263	54,004
Impairment of goodwill (Note 2)	89,037	–	89,037	–	–	–	48,609	–	48,609
Segment operating (loss) income	(204)	2,272	2,068	98,522	2,472	100,994	66,442	704	67,146
Capital expenditures	11,998	38	12,036	26,647	140	26,787	59,142	179	59,321

	December 31, 2013			December 31, 2012
Other intangibles	$394,955	–	$394,955	$394,972	–	$394,972
Goodwill	49,680	–	49,680	138,717	–	138,717
Total assets	1,761,698	$24,562	1,786,260	1,852,150	$24,963	1,877,113

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) (in thousands):

	2013	2012	2011
Total segment operating income from continuing operations	$2,068	$100,994	$67,146
Adjusted for:
Interest expense, net	(31,871)	(41,217)	(42,112)
Loss on early debt redemption and refinancing (Note 6)	(18,467)	–	(7,456)
Other (expense) income, net	(293)	3,908	342
Consolidated (loss) income from continuing operations before income taxes	$(48,563)	$63,685	$17,920

14. DISCONTINUED OIL AND GAS OPERATIONS

Prior to discontinuing operations, SMIL, a wholly-owned subsidiary of Oil-Chem, was engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products, in certain foreign countries. In 2008, the Company discontinued these operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. Oasis Trading Group LLC, a US entity, provided oil and gas management and operational services to the Company and generally shared equally in the profits and losses on all transactions and activities. These oil and gas activities are presented as discontinued operations for all periods using applicable authoritative guidance. As of December 31, 2012, SMIL owned an interest in one foreign entity owning certain oil and gas mineral rights in Russia, which has been reflected as fully impaired since 2008 because of significant uncertainties about its economic viability. The Company finalized dissolution of this foreign interest in early 2013 with no resulting financial statement impact. At December 31, 2013 and 2012, there were no assets, liabilities or outstanding standby letters of credit associated with discontinued operations. All receivables associated with oil and gas activities are fully reserved because of uncertain recoverability, and reflected as a component of loss from discontinued operation. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation, and no associated income tax benefits or gain or loss on disposal have been reflected in any period presented. The Company has no continuing involvement or ownership interest in these discontinued operations.

In 2011 through 2013, there were no operating revenues generated from oil and gas activities, and the Company incurred legal fees and other costs associated with efforts to sell or dissolve its remaining foreign investment interests and recover previously reserved receivables. In 2012, the Company recognized a gain from favorable settlement of certain insurance claims. As further described in Note 10, the Company is seeking recovery of certain funds in legal proceedings associated with oil and gas activities. Assessments of collectability are subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. While the Company plans to continue litigation of the matter to maximize potential recovery value, future legal costs are not expected to be significant.

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

The following is management’s conclusion and report on the Company’s internal control over financial reporting as of December 31, 2013:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 7, 2014

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

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override of controls. Because of such limitations, there is a risk that material misstatements due to error or fraud may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process and, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Director-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 15, 2014 (the Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is furnished by incorporation by reference to all information under the captions titled “2013 Executive Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

See the Index to Financial Statements which appears on page 46 hereof.

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

4.4

Indenture dated as of February 3, 2012 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2012 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Current Report on Form 8-K filed February 3, 2012 (the “February 3, 2012 Form 8-K”)).

4.5	Forms of 6 3/4% Senior Notes due 2019 (included in the 2012 Indenture) (incorporated by reference to Exhibit 4.1 of the February 3, 2012 Form 8-K).

4.6

Registration Rights Agreement dated as of February 3, 2012 by and among SMI, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 of the February 3, 2012 Form 8-K).

4.7

Registration Rights Agreement dated as of January 11, 2013 by and among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 17, 2013).

4.8

Second Supplemental Indenture with respect to the 6 3/4% Senior Subordinated Notes dated February 3, 2012 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 of the February 3, 2012 Form 8-K).

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

10.13

Purchase Agreement dated January 20, 2012 by and among SMI, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 to SMI’s Current Report on Form 8-K filed January 21, 2012).

10.14

Amended and Restated Credit Agreement dated January 28, 2012 by and among SMI and Speedway Funding, LLC, as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (the “2012 Credit Agreement”) (incorporated by reference to Exhibit 10.34 to SMI’s Registration Statement on Form S-4 filed April 8, 2012 (File No. 333-173390) (the “Form S-4)).

10.15

Amended and Restated Pledge Agreement dated January 28, 2012 by and among SMI and the subsidiaries of SMI that are guarantors under the 2012 Credit Agreement, as pledgors, and Bank of America, N.A., as agent for the lenders and a lender under the 2012 Credit Agreement (incorporated by reference to Exhibit 10.35 to the Form S-4).

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

*10.21	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the December 14, 2004 Form 8-K).

*10.22	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed October 23, 2006).

*10.23	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed on April 27, 2011).

*10.24	Speedway Motorsports, Inc. Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 21, 2007).

*10.25

Speedway Motorsports, Inc. Deferred Compensation Plan as Amended and Restated, Effective January 1, 2011 (incorporated by reference to Exhibit 10.38 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.26	Speedway Motorsports, Inc. 2004 Stock Incentive Plan Amended and Restated as of February 10, 2011 (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed on March 20, 2011).

*10.27

Speedway Motorsports, Inc. 2008 Formula Restricted stock Plan for Non-Employee Directors Amended and Restated as of April 17, 2013 (the “Amended and Restated 2008 Formula Restricted Stock Plan”) (incorporated by reference to Exhibit 99.1 to SMI’s Registration Statement on Form S-8 filed on May 3, 2013 (file No. 333-181127) (the “2013 Form S-8”)).

*10.28	Restricted Stock Agreement under the Amended and Restated 2008 Formula Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to the 2013 Form S-8).

10.29

Purchase Agreement dated January 8, 2013 by and among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchases (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2013)

10.30	Amended and Restated Credit Agreement dated as of February 1, 2013 (the “2013 Credit Agreement”) by and among the Company and Speedway Funding, LLC, as borrowers, certain subsidiaries of the Company, as guarantors, and the lenders named therein, including Bank of America, N.A., as administrative agent for the lenders and a lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2013)

10.31

Amended and Restated Pledge Agreement dated as of February 1, 2013 by and among the Company and its subsidiaries named therein, as pledgors, and Bank of America, N.A., as administrative agent for the lenders and a lender under the 2013 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2013).

*10.32	Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 22, 2013).

*10.33	Form of Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Registration Statement on Form S-8 filed on August 5, 2013 (file No. 333-190374) (the “2013 Form S-8”))

*10.34	Form of Performance-Based Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the 2013 Form S-8)

*10.35	Form of Restricted Stock Unit Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the 2013 Form S-8)

*10.36	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the 2013 Form S-8)

*10.37	Form of Stock Appreciation Rights Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.6 to the 2013 Form S-8)

*10.38	Form of Incentive Stock Option Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.7 to the 2013 Form S-8)

*10.39	Form of Nonstatutory Stock Option Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.8 to the 2013 Form S-8).

	21.1	Subsidiaries of SMI.
	23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
	31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Financial Statements in XBRL.

*	Management compensation contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	March 7, 2014

BY: /s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/S/ O. BRUTON SMITH	Chairman, Chief Executive Officer (principal executive officer)	March 7, 2014
O. Bruton Smith	and Director

/S/ WILLIAM R. BROOKS	Vice Chairman, Chief Financial Officer and Treasurer (principal	March 7, 2014
William R. Brooks	financial officer and accounting officer) and Director

/S/ MARCUS G. SMITH	Chief Operating Officer, President and Director	March 7, 2014
Marcus G. Smith

/S/ MARK M. GAMBILL	Director	March 7, 2014
Mark M. Gambill

/S/ JAMES P. HOLDEN	Director	March 7, 2014
James P. Holden

/S/ ROBERT L. REWEY	Director	March 7, 2014
Robert L. Rewey

/S/ TOM E. SMITH	Director	March 7, 2014
Tom E. Smith