Form 10-Q
period 2014-03-31
SPEEDWAY MOTORSPORTS INC
filed 2014-05-02
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

[ ] Yes [X] No

As of April 30, 2014, there were 41,419,602 shares of the registrant’s common stock outstanding.

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2014 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, income taxes, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in our Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$77,098	$97,343
Accounts and notes receivable, net	69,669	34,594
Prepaid and refundable income taxes	8,892	8,891
Inventories, net	9,469	8,605
Prepaid expenses	3,662	3,594
Deferred income taxes (Note 2)	47,803	49,181
Total Current Assets	216,593	202,208
Notes and Other Receivables:
Affiliates	2,992	3,294
Other	1,765	1,800
Other Assets	28,805	29,146
Property and Equipment, Net	1,100,968	1,105,177
Other Intangible Assets, Net	394,955	394,955
Goodwill	49,680	49,680
Total	$1,795,758	$1,786,260

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13,871	$13,847
Accounts payable	17,466	10,519
Deferred race event and other income, net	83,948	57,888
Accrued interest	2,824	7,044
Accrued expenses and other current liabilities	17,908	21,656
Total Current Liabilities	136,017	110,954
Long-term Debt	442,584	453,142
Payable to Affiliate	2,594	2,594
Deferred Income, Net	7,008	6,932
Deferred Income Taxes	381,473	381,756
Other Liabilities	4,901	4,892
Total Liabilities	974,577	960,270
Commitments and Contingencies (Notes 2, 4, 5, 6, and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,409,000 in 2014 and 41,404,000 in 2013	455	454
Additional Paid-in Capital	250,190	249,505
Retained Earnings	661,021	665,394
Treasury Stock at cost, shares – 4,055,000 in 2014 and 3,999,000 in 2013	(90,485)	(89,363)
Total Stockholders’ Equity	821,181	825,990
Total	$1,795,758	$1,786,260

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31:
	2014	2013
Revenues:
Admissions	$21,251	$21,756
Event related revenue	24,007	23,789
NASCAR broadcasting revenue	31,697	30,439
Other operating revenue	7,587	8,238
Total Revenues	84,542	84,222

Expenses and Other:
Direct expense of events	16,194	15,209
NASCAR event management fees (Note 2)	19,723	19,286
Other direct operating expense	4,729	4,981
General and administrative	23,036	22,117
Depreciation and amortization	13,552	13,741
Interest expense, net	5,601	10,910
Other (income) expense, net	(1,261)	145
Total Expenses and Other	81,574	86,389
Income (Loss) from Before Income Taxes	2,968	(2,167)
Provision for Income Taxes	(1,101)	799
Net Income (Loss)	$1,867	$(1,368)

Basic Earnings (Loss) Per Share (Note 6)	$0.05	$(0.03)
Weighted Average Shares Outstanding	41,404	41,427

Diluted Earnings (Loss) Per Share (Note 6)	$0.05	$(0.03)
Weighted Average Shares Outstanding	41,429	41,438

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2014	41,404	$454	$249,505	$665,394	$(89,363)	$825,990
Net income	—	—	—	1,867	—	1,867
Share-based compensation	59	1	638	—	—	639
Exercise of stock options	3	—	47	—	—	47
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,240)	—	(6,240)
Repurchases of common stock	(57)	—	—	—	(1,122)	(1,122)
Balance, March 31, 2014	41,409	$455	$250,190	$661,021	$(90,485)	$821,181

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	March 31:
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$1,867	$(1,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred loan cost amortization	500	706
Gain on insurance recovery and disposal of property and equipment	(1,277)	—
Interest expense accretion of debt discount and premium, net	(159)	216
Depreciation and amortization	13,552	13,741
Amortization of deferred income	(179)	(1,001)
Deferred income tax provision	1,095	(959)
Share-based compensation	639	525
Changes in operating assets and liabilities:
Accounts and notes receivable	(35,087)	(32,939)
Prepaid, refundable and accrued income taxes	(1)	1,069
Inventories	(864)	(1,454)
Prepaid expenses	(68)	(691)
Accounts payable	5,269	7,046
Deferred race event and other income	25,812	35,487
Accrued interest	(4,220)	4,602
Accrued expenses and other liabilities	(3,748)	(3,259)
Deferred income	253	53
Other assets and liabilities	140	48
Net Cash Provided By Operating Activities (Note 2)	3,524	21,822
Cash Flows from Financing Activities:
Borrowings under long-term debt	—	105,000
Principal payments on long-term debt	(10,375)	(95,750)
Payment of debt refinancing costs	—	(5,634)
Dividend payments on common stock	(6,240)	(6,246)
Exercise of common stock options	47	—
Repurchases of common stock	(1,122)	(937)
Net Cash Used By Financing Activities	(17,690)	(3,567)
Cash Flows from Investing Activities:
Payments for capital expenditures	(7,403)	(2,648)
Proceeds from insurance recovery and sales of property and equipment	1,277	—
Repayment of notes and other receivables	47	37
Net Cash Used By Investing Activities	(6,079)	(2,611)

Net (Decrease) Increase in Cash and Cash Equivalents	(20,245)	15,644
Cash and Cash Equivalents at Beginning of Period	97,343	106,408
Cash and Cash Equivalents at End of Period	$77,098	$122,052

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$9,866	$6,454
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	1,678	(280)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC (Sonoma Raceway or SR), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entity (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. See Notes 1 and 2 to the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K (2013 Annual Report) for further description of its business operations, properties and scheduled events.

Racing Events – In 2014, we plan to hold 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 11 Nationwide Series racing events. We also plan to hold seven NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association (NHRA), one Automobile Racing Club of America (ARCA) and three World of Outlaws (WOO) racing events. In 2013, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also held six NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

Discontinued Oil and Gas Activities (Note 11) – In 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. Management believes associated activities for 2013, to-date in 2014 and future periods, if any, are not significant for continued presentation as discontinued operations. We had no continuing involvement or ownership interest in these discontinued operations, and there were no assets, liabilities or outstanding standby letters of credit associated with discontinued operations for any period presented herein. Remaining activities are now included in other income or expense in the Consolidated Statement of Operations, and all note disclosures pertain to continuing operations unless otherwise indicated. During the three months ended March 31, 2014 and 2013, the Company incurred legal fees and other costs of $40,000 and $35,000 associated with efforts to recover previously reserved receivables, representing all activities during these periods (see Note 8 for information on legal proceedings associated with oil and gas activities). While the Company plans to continue litigation of the matter to maximize potential recovery value, future legal costs are expected to be insignificant.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its 2013 Annual Report. In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company's motorsports business. See Note 2 to the Consolidated Financial Statements in our 2013 Annual Report for further discussion of significant accounting policies.

Quarterly Reporting – The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company's speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business. The more significant racing schedule changes for the three months ended March 31, 2014 as compared to 2013 include:

•	LVMS held one major NHRA racing event in the first quarter 2014 that was held in the second quarter 2013
•	Poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race held at BMS in the first quarter 2014

Consolidated Statements of Cash Flows – Cash flows from operations in the three months ended March 31, 2014 compared to 2013 reflect decreases in net deferred race event income, including advance payment of NASCAR event management (purse and sanction) fees before April 1, 2014 for second quarter 2014 TMS events that were not paid as of March 31, 2013 for similar upcoming second quarter 2013 TMS events, and accrued interest from changes in interest payment due dates associated with 2013 debt refinancing transactions.

NASCAR Event Management Fees – Beginning in 2014, NASCAR renamed “purse and sanction” fees as “event management” fees in our annual race event sanctioning and renewal agreements. The change had no other impact on our consolidated financial statements or disclosures.

Joint Venture Equity Investment – Before February 2014, the Company and International Speedway Corporation equally owned a joint venture (50% non-controlling interest) operating independently under the name Motorsports Authentics (MA). MA’s operations consist principally of trackside and, to a lesser extent, wholesale and retail, event souvenir merchandising as licensed and regulated under NASCAR Teams Licensing Trust agreements. The NASCAR Trust significantly influences MA’s operations and results. On January 31, 2014, the Company abandoned its interest and rights in MA to focus management resources in areas that may be profitable and more productive. As further described below, and in Notes 2 and 8 to the Consolidated Financial Statements in our 2013 Annual Report, the Company recognized an anticipated material tax benefit related to abandonment as of December 31, 2013. There was no other impact on the Company’s December 31, 2013 or first quarter 2014 Consolidated Financial Statements. The carrying value of the Company’s equity investment in MA was reduced to $0 as of December 31, 2009. Under equity method accounting, the Company no longer recorded its 50% share of MA operating losses, if any, unless and until this carrying value was increased to the extent of future MA operating profits, if any. As such, the Company’s first quarter 2014 and 2013 results were not impacted by MA’s operations under the equity method.

Income Taxes – The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. See Notes 2 and 8 to the Consolidated Financial Statements in our 2013 Annual Report for additional information on our accounting for income taxes.

The effective income tax rate for the three months ended March 31, 2014 and 2013 was 37.1% and 37.5%, respectively. The Company paid cash of $3,000 and $0 for income taxes in the three months ended March 31, 2014 and 2013. Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of March 31, 2014 and December 31, 2013, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. As of March 31, 2014, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. There was no change or activity for unrecognized tax benefits during the three months ended March 31, 2014 or 2013. Interest and penalties recognized on uncertain tax positions amounted to $0 and $18,000 for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, the Company had $844,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2013 by the California Franchise Tax Board, and 2009 through 2013 by all other taxing jurisdictions to which the Company is subject. The Kentucky Department of Revenue is currently examining the Company’s 2009, 2010, 2011 and 2012 state tax returns. The Company does not anticipate material adjustments resulting from examination.

Anticipated Income Tax Benefit From Equity Interest Abandonment – On January 31, 2014, the Company abandoned its interest and rights in MA as previously described above. The Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company intends to recognize tax losses that will be reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law to fully utilize these tax losses. As such, the Company recognized a material income tax benefit of $49.3 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance.

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

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended March 31, 2014 and 2013 amounted to $965,000 and $1,002,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $2,440,000 and $2,599,000 in the three months ended March 31, 2014 and 2013. There were no deferred direct-response advertising costs at March 31, 2014 or December 31, 2013.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 (in thousands):

			March 31, 2014		December 31, 2013
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$77,098	$77,098	$97,343	$97,343
Floating rate notes receivable	2	NR	1,710	1,710	2,005	2,005
Cash surrender values	2	NR	5,012	5,012	4,937	4,937

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	200,000	200,000	210,000	210,000
6 ¾% Senior Notes Payable due 2019	1	NR	253,991	265,625	254,197	265,000
Other long-term debt	2	NR	2,464	2,464	2,792	2,792

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Deferred Income – TMS, in conjunction with the Fort Worth Sports Authority, has an oil and gas mineral rights lease agreement which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS should extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 has been accreted into other operating revenue over an associated two-year agreement term on a straight-line basis, with $802,000 recognized in the three months ended March 31, 2013 ($0 in the three months ended March 31, 2014). As of March 31, 2014 and December 31, 2013, associated deferred income was $0. This two-year agreement is part of a long-term arrangement under which the lessee initiated drilling activities prior to expiration, resulting in the lease remaining enforceable as long as drilling or extraction related activities continue. Through a combination of this lease and other agreements, including a joint exploration agreement, with the Fort Worth Sports Authority, if and when oil and gas extraction commences or upon meeting certain price levels, this lease agreement can be extended and TMS entitled to stipulated stand-alone and shared royalties. At this time, although extraction is expected to commence in 2014, management is unable to determine possible volumes of production if any or if stipulated price levels will be met.

In late 2013, BMS announced plans to host a collegiate football game in September 2016. As of March 31, 2014 and December 31, 2013, advance revenues and associated direct expenses were not significant. Under the similar accounting policy for event revenues and expenses described above, the Company plans to continue to defer advance revenues and direct expenses pertaining to this event until held.

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

Recently Issued Accounting Standards – The FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” whereby an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent those three items are not available at the reporting date under tax law of applicable jurisdictions to settle additional income taxes that would result from the disallowance of a tax position or such tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. The assessment of whether deferred tax assets are available is based on unrecognized tax benefits and deferred tax assets existing at the reporting date, and should be made presuming disallowance of associated tax positions at that date. The guidance is effective for fiscal years and interim periods beginning after December 15, 2013, applies prospectively to all unrecognized tax benefits existing at the effective date, and does not require new recurring disclosures. The Company’s adoption had no impact on its financial statements or disclosures, and the Company will apply this guidance where applicable in the future.

The FASB issued Accounting Standards Update No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” which improves the definition of discontinued operations, changes the requirements for reporting discontinued operations and includes several new disclosures. Some of the new required disclosures include: (i) presentation of assets and liabilities of disposal groups that include a discontinued operation separately in assets and liabilities within the statement of financial position or reconciliation to total amounts presented; (ii) statement of cash flow presentation or note disclosure of total operating and investing cash flows for discontinued operations, or depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations; and (iii) major classes of line items constituting pretax profit or loss of discontinued operations for periods in which results of discontinued operations are presented where net income is reported. Other disclosures are required when entities retain significant continuing involvement with a discontinued operation after disposal, including cash flows to and from a discontinued operation, and for disposals of individually significant entity components not qualifying for discontinued operations presentation, including noncontrolling interests and retained equity method investments after disposal transactions. For disposals of individually significant components that do not qualify as discontinued operations, entities must disclose pre-tax earnings of the disposed component. Disposals of an entity component or group of entity components are required to be reported in discontinued operations if disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results when certain defined activities occur, including disposals by sale, abandonments and distributions. The guidance is effective for disposals (or classifications as held for sale) of entity components, and activities upon acquisition classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Entities should not apply this guidance to entity components or business activities classified as held for sale before the effective date even if components or activities are disposed after the effective date. Early adoption is permitted only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. At this time, the Company believes adoption will have no impact on its financial statements or disclosures, and the Company will apply such guidance where applicable in the future.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	March 31,	December 31,
	2014	2013
Finished race cars, parts and accessories	$5,319	$5,372
Souvenirs and apparel	3,437	2,409
Micro-lubricant® and other	713	824
Total	$9,469	$8,605

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

We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2013 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. Management’s latest annual impairment assessment was performed in the second quarter 2013, and management believes that no events or circumstances have since occurred which indicate interim assessment for possible impairment is required as of March 31, 2014. Management's 2013 annual impairment assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for two reporting units. As further described in Note 5 to the Consolidated Financial Statements in our 2013 Annual Report, a sizable goodwill impairment charge was reflected in the second quarter 2013 related to those two reporting units. Among other factors, the latest assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels through modest annual growth rates for periods of approximately eight years depending on the associated projected revenue stream, and strategic amounts of planned capital expenditures. Management also assumed that increases in contracted NASCAR television broadcasting rights revenues after 2014 would approximate those reflected in the recently negotiated multi-year contracts beginning in 2015. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

There were no changes in the gross carrying value of goodwill or other intangible assets during the three months ended March 31, 2014. As of March 31, 2014 and December 31, 2013, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	100	$(58)	42	100	$(58)	42	5-6
Total	$395,013	$(58)	$394,955	$395,013	$(58)	$394,955

5. LONG-TERM DEBT

2013 Bank Credit Facility – The Company’s Credit Facility, as amended in February 2013, (the 2013 Credit Facility or Credit Facility) among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $250,000,000 senior secured term loan (the Term Loan); (iii) matures in February 2018; (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100,000,000 with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000. The Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12,500,000 in a twelve month period based on an initial draw of $250,000,000).

During the three months ended March 31, 2014, the Company repaid $10,000,000 of Term Loan borrowings. At March 31, 2014 and December 31, 2013, outstanding borrowings under the Credit Facility were $200,000,000 and $210,000,000 (all Term Loan borrowings). At March 31, 2014 and December 31, 2013, outstanding letters of credit amounted to $882,000 and $887,000. Interest is based, at the Company’s option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The 2013 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The 2013 Credit Facility requires that the Company maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings before interest and taxes (EBIT) to interest expense, contains other affirmative and negative financial covenants and restrictions, and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

2019 Senior Notes –The Company’s 6¾% senior notes consist of aggregate principal of $150,000,000 issued at par in 2011 and $100,000,000 issued at 105% of par in an add-on offering in 2013, with interest payments due semi-annually on February 1 and August 1, maturing in February 2019, and governed by the same indenture (the 2019 Senior Notes). All notes were initially issued in private placement offerings and subsequently exchanged for substantially identical notes registered under the Securities Act. As of March 31, 2014 and December 31, 2013, the 2019 Senior Notes carrying value of $253,991,000 and $254,197,000 includes unamortized issuance premium of $3,991,000 and $4,197,000, respectively.

Other Notes Payable – Long-term debt includes a non-interest bearing debt obligation, payable in 60 monthly installments of $125,000, associated with the Company's acquisition of KyS. As of March 31, 2014 and December 31, 2013, their combined carrying values of $2,464,000 and $2,792,000 reflect discounts of $161,000 and $208,000, respectively, based on an effective interest rate of 7%.

Other Terms and Conditions – The 2013 Credit Facility and 2019 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities. The 2013 Credit Facility and 2019 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of March 31, 2014. See Note 6 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report for additional information on these debt agreements, including dividend, redemption, right of payment provisions, and financial and restrictive covenants.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended
	March 31:
	2014	2013
Gross interest costs	$5,731	$11,092
Less: capitalized interest costs	(85)	(36)
Interest expense	5,646	11,056
Interest income	(45)	(146)
Interest expense, net	$5,601	$10,910
Weighted-average interest rate on Credit Facility borrowings	2.2%	2.7%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted income (loss) per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended
	March 31:
	2014	2013
Net income (loss) applicable to common stockholders and assumed conversions	$1,867	$(1,333)

Weighted average common shares outstanding	41,404	41,427
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	25	11
Weighted average common shares outstanding and assumed conversions	41,429	41,438

Basic income (loss) per share	$0.05	$(0.03)
Diluted income (loss) per share	$0.05	$(0.03)
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	580	941

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares (increased from 4,000,000 shares with Board of Director approval on February 12, 2014) of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2014, the Company repurchased 30,000 shares of common stock for $599,000. As of March 31, 2014, the Company could repurchase up to an additional 1,088,000 shares under the current authorization.

During the three months ended March 31, 2014, approximately 27,000 shares of common stock were delivered to the Company at an average price per share of $20.07 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. As of and through March 31, 2014, treasury stock includes 143,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – On February 12, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6,240,000, which was paid on March 14, 2014 to shareholders of record as of February 28, 2014. On April 15, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 6, 2014 to shareholders of record as of May 16, 2014. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at March 31, 2014 and December 31, 2013 include $2,992,000 and $3,294,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before March 31, 2015, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2013 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses and repayments. The amounts due were reduced from shared expenses and repayments (in 2014), net of accrued interest, by $302,000 and $95,000 in the three months ended March 31, 2014 and 2013. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at March 31, 2014 and December 31, 2013 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before March 31, 2015.

Certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $166,000 in the three months ended March 31, 2014 and 2013. At March 31, 2014 and December 31, 2013, amounts owed to these affiliated companies were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company's Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $32,000 and $11,000 in the three months ended March 31, 2014 and 2013. There were no vehicles sold to SAI in the three months ended March 31, 2014 or 2013. SMI Properties sold merchandise to SAI totaling $146,000 and $170,000 in the three months ended March 31, 2014 and 2013. Amounts due from SAI at March 31, 2014 and December 31, 2013 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $476,000 and $572,000 for the three months ended March 31, 2014 and 2013. At March 31, 2014 and December 31, 2013, approximately $187,000 and $154,000 was due from SAI and is reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during Company events. As further described in Note 2, the Company abandoned its interest in MA on January 31, 2014, after which MA is no longer a related party. During the one month ended January 31, 2014 and three months ended March 31, 2013, merchandise purchases approximated $234,000 and $414,000, and merchandise sales and event related commissions approximated $60,000 and $573,000, respectively. At December 31, 2013, net amounts due to or from MA were not significant.

The foregoing related party balances as of March 31, 2014 and December 31, 2013, and transactions for the three months ended March 31, 2014 and 2013, are summarized below (in thousands):

	2014	2013
Notes and other receivables	$3,268	$3,552
Amounts payable to affiliates	2,594	2,594

Merchandise and vehicle purchases	266	425
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	978	1,410
Rent expense	166	166
Interest income	19	25
Interest expense	25	25

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

On May 17, 2013, Gary Gaylor filed a lawsuit against AMS and SMI. The lawsuit was filed in the United States District Court for the Northern District of Georgia and alleges violations under Title III of the Americans with Disabilities Act. The Plaintiff alleges that he attended events at AMS on April 5 and 26, 2013. The Plaintiff alleges serious difficulty in accessing goods and utilizing services at AMS due to various alleged physical barriers. The Plaintiff seeks remediation of the alleged barriers. AMS and SMI filed a responsive pleading in this matter June 14, 2013, denying the material allegations of the complaint, and further stating that SMI is not a proper party to the lawsuit. This matter is in the early stages of litigation and discovery is ongoing. The Plaintiff submitted his expert’s report on December 31, 2013, and AMS and SMI are in the process of preparing a rebuttal to that report. The Company is currently unable to predict the effect the outcome of this litigation will have on its future financial position, results of operations or cash flows. The Company intends to vigorously defend this matter.

9. STOCK COMPENSATION PLANS

2013 Stock Incentive Plan – In February 2013, the Company’s Board of Directors adopted the 2013 Stock Incentive Plan (the 2013 Plan) which was approved by stockholders at the 2013 Annual Meeting. The 2013 Plan allows the Company, among other things, to continue to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2013 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or stock awards. Approval of the 2013 Plan did not amend or modify the 2004 Plan described below.

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

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009—The 2004 Stock Incentive Plan (the 2004 Plan) terminated in February 2014 and no awards were granted under this plan in the three months ended March 31, 2014. Previously granted awards under the 2004 Plan consisted of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. All stock options granted under the 2004 Plan had an exercise price equal to the market value of the underlying common stock at grant date, expire ten years from grant date and vested immediately or in equal installments over three years, and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and restricted stock units to the Company’s President and Chief Operating Officer in each of the three months ended March 31, 2014 and 2013. The 2014 grants were awarded under the 2013 Plan and the 2013 grants were awarded under the 2004 Plan which is now terminated. All grants under both plans are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target. The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan during the three months ended March 31, 2014 and 2013 (shares in thousands):

	Three Months Ended March 31:
	2014		2013
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	59	59	60	60
Granted	35	35	35	35
Vested	(27)	(27)	(24)	(24)
Forfeited	(3)	(3)	(12)	(12)
Outstanding, end of period	64	64	59	59

In the three months ended March 31, 2014 and 2013, the Company repurchased 27,000 and 25,000 shares of common stock for $523,000 and $418,000 from executive management employees to settle income taxes on 54,000 and 48,000 shares that vested during the period, respectively.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 – The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) is for the benefit of the Company’s outside directors, and is scheduled to terminate in February 2018. On the first business day following each annual meeting, each non-employee director who is then a member of the Board receives a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. The Company awarded 4,028 shares of restricted stock to each of the Company’s four non-employee directors on April 16, 2014. An aggregate of 16,668 shares granted to non-employee directors on April 17, 2013 vested on April 14, 2014, and 17,200 shares granted in 2012 vested on April 15, 2013. All restricted stock awards were granted and vested in accordance with plan provisions.

Employee Stock Purchase Plan – No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2014 or 2013.

Share-Based Payments – The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2014 or 2013 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the three months ended March 31, 2014 or 2013. A total of 3,000 stock options previously granted under the 2004 Plan were exercised in the three months ended March 31, 2014 at an exercise price of $15.83. No stock options were exercised in the three months ended March 31, 2013.

Share-based compensation cost for the three months ended March 31, 2014 and 2013 totaled $639,000 and $525,000, before income taxes of $237,000 and $197,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2014 or December 31, 2013. As of March 31, 2014, there was approximately $3,177,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.0 year. As of March 31, 2014, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

See Note 11 to the Consolidated Financial Statements in our 2013 Annual Report for additional information and terms of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business activities, including those of its subsidiaries and joint venture equity investee, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2013 Annual Report. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. All segment information below pertains to continuing operations and excludes discontinued oil and gas operations for all periods presented.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. Segment information for the three months ended March 31, 2014 and 2013, and as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	Three Months Ended March 31:
	2014			2013
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$80,104	$4,438	$84,542	$79,024	$5,198	$84,222
Depreciation and amortization	13,502	50	13,552	13,680	61	13,741
Segment operating income	7,015	293	7,308	8,123	765	8,888
Capital expenditures	7,396	7	7,403	2,635	13	2,648

	March 31, 2014			December 31, 2013
Other intangibles	$394,955	–	$394,955	$394,955	–	$394,955
Goodwill intangibles	49,680	–	49,680	49,680	–	49,680
Total assets	1,770,893	$24,865	1,795,758	1,761,698	$24,562	1,786,260

The following table reconciles segment operating income above to consolidated income or loss before income taxes (both from continuing operations) for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31:
	2014	2013
Total segment operating income	$7,308	$8,888
Adjusted for:
Interest expense, net	(5,601)	(10,910)
Other (expense) income, net	1,261	(145)
Consolidated income (loss) before income taxes	$2,968	$(2,167)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read along with the accompanying unaudited Consolidated Financial Statements and Notes.

OVERVIEW

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
•

Event related revenue – includes amounts received from sponsorships, luxury suite rentals, event souvenir merchandise sales, commissions from food and beverage sales, advertising and other promotional revenues, radio programming, hospitality revenues, track rentals, driving school and karting revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues

•	NASCAR broadcasting revenue – includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways
•

Other operating revenue – includes certain merchandising revenues of SMI Properties and subsidiaries; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; TMS oil and gas mineral rights lease and related revenues; and industrial park and office rentals

Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than event and non-event merchandise sales, as well as sales of US Legend Cars, Oil-Chem, SMI Properties and subsidiaries or other operating revenues.

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

•	NASCAR event management (purse and sanction) fees – includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at our speedways
•	Other direct operating expense – includes the cost of certain SMI Properties and subsidiaries merchandising, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office rental revenues

See Note 10 to the accompanying unaudited Consolidated Financial Statements for operating and other financial information on our reporting segments.

We believe our financial performance has not been materially affected by inflation.

Seasonality and Quarterly Results

In 2014, we plan to hold 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also plan to hold seven NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2013, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also held six NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The operating results for the three months ended March 31, 2014 and 2013 are not indicative of results that may be expected for future periods because of such seasonality.

Set forth below is certain comparative summary information with respect to our scheduled major (Sprint Cup and Nationwide Series) NASCAR-sanctioned racing events for 2014 and 2013.

	Number of scheduled major NASCAR-sanctioned events
	2014	2013
1st Quarter	4	4
2nd Quarter	8	8
3rd Quarter	8	8
4th Quarter	4	4
Total	24	24

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere as indicated.

Significant Items Discussed Elsewhere in Indicated Sections of This Report:

•	Further reduced interest costs anticipated in 2014 from 2013 debt refinancing transactions (discussed below in “Liquidity”)
•	Abandoned interest in MA merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)
•	Approval of additional repurchases of common stock (discussed below in “Liquidity and Capital Resources, Future Liquidity – Dividends”)
•	Our long-term, multi-year contracted revenues are significant (discussed below in “Liquidity”)

General Factors and Current Operating Trends – Although our year-to-date results for the 2014 race season reflect decreased admissions, many of our event related revenue categories reflect stabilizing revenues (for example, sponsorships and camping), as well as higher track rentals, luxury suite, and hospitality event related revenue categories, on a year-over-year comparable event basis. Our year-to-date 2014 results also reflect decreases in certain marketing arrangements and radio broadcasting revenues as compared to last year. Management believes many of our revenue categories continue to be negatively impacted by ongoing weak consumer and corporate spending, including high unemployment in certain demographic groups, high fuel, food and health-care costs, and other economic factors.

Management also believes admissions and certain event related revenue categories were negatively impacted by poor weather surrounding first quarter 2014 NASCAR racing events held at BMS, including its rain delayed Sprint Cup race. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. When events are delayed or postponed because of weather, we typically incur additional operating expenses, as well as generate lower admissions, food, beverage and souvenir revenues.

We have increased promotional activities to help offset the ongoing impact of these adverse economic and market conditions. While the direction and strength of the United States economy appear to be improving, significant uncertainty remains as to its recovery strength and duration. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the consumer and credit markets and improve long-term economic conditions. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these conditions might further improve cannot be determined at this time. See our “Risk Factors” in our 2013 Annual Report for additional information on ongoing recessionary conditions, financial market disruptions and geopolitical risks.

Motorsports promotion is a competitive industry. We compete with others in the motorsports industry and with all forms of professional, collegiate and amateur spring, summer and fall sports - locally, regionally and nationally – as well as other forms of leisure and recreational entertainment activities. We are increasingly competing with the ongoing improvements in high-definition television technology and expanding media and internet content and access - both of which are increasingly influenced by changing demographics. As such, we continue to increase our promotional efforts and initiatives as further described below. The competitiveness in Sprint Cup Series races, the closeness of championship points racing, race car driver popularity, and the success of NASCAR racing in general, can also significantly impact attendance and our operating results.

As further discussed below, NASCAR as a sanctioning body continues to make ongoing improvements in our sport to enhance on-track racing competition and excitement and generate additional fan interest. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results. However, management believes our strong operating cash flow will continue and that ticket demand and corporate marketing and promotional spending will increase as the economy improves. See our “Risk Factors” in our 2013 Annual Report for additional information on the importance and potential impact of competition and the success of NASCAR racing in general.

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

We, as well as NASCAR and the television broadcasters, continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and new technology that appeals to younger fans, families and the changing demographics. We are increasingly investing in social media advertising, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. We believe our initiatives, along with other factors discussed elsewhere, will encourage increased attendance, but are unable to quantify the timing or amount, if any, of that future impact. Other marketing and promotional efforts include:

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

We plan to complete installation of distributed antenna systems (DAS) at each of our speedways in the near future. This new technology would provide our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, would also provide infrastructure for expanding Wi-Fi coverage and applications. In early 2014, TMS finished installation of the world’s largest high-definition video board. This leading-edge technology significantly enhances the entertainment experience of fans at their events, and provides expanded promotional opportunities. As another example in a long line of industry firsts, along with CMS, SMI facilities will have the two largest video boards in sports.

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

In late 2013, NASCAR reached ten-year, multi-platform and media partnership agreements with FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) NASCAR Sprint Cup, Nationwide and Camping World Truck Series racing events, as well as certain NASCAR K&N Series and Whelen Modified Tour events, beginning in 2015 through 2024. These new ten-year agreements include Spanish-language broadcasts, expanded live-streaming, website content, video-on-demand and other ancillary programming, as well as nightly and weekend NASCAR news and information shows. Recent announcements have valued these new industry contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual right fees for the industry and an approximate 46% increase over the current contract annual average of $560 million. We believe this new and expanded market exposure to younger and widening demographics provides tremendous long-term marketing opportunities for our advertisers and other customers, reflecting the increasing value of our premium media content and venues. See our 2013 Annual Report, Business - “NASCAR Broadcasting Rights” and “Industry Overview” for additional information on our existing and new ten-year television broadcasting agreements.

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

The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities. See “Risk Factors” in our 2013 Annual Report for additional information on the impact that competition, popularity and sanctioning body and other changes can have on our operating results.

Reaffirmed 2014 Earnings Guidance – In connection with our first quarter 2014 earnings release, management reaffirmed its previous full year 2014 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing negative impact of difficult and uncertain economic conditions, among other factors. Higher fuel, health-care and food costs and unemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below helps in understanding and comparing our results of operations. As further described above in “Near-term Operating Factors”, management believes admissions and many event related revenue categories and other operating revenues continue to be negatively impacted by ongoing weak economic conditions. Management also believes admissions and certain event related revenue categories were negatively impacted by poor weather surrounding first quarter 2014 NASCAR racing events held at BMS, including its rain delayed Sprint Cup race. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs. The more significant racing schedule changes for the three months ended March 31, 2014 as compared to 2013 include:

•	LVMS held one major NHRA racing event in the first quarter 2014 that was held in the second quarter 2013
•	Poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race held at BMS in the first quarter 2014

Non-GAAP Financial Information and Reconciliation - Net income and diluted earnings per share adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP, all net of taxes. Management believes such non-GAAP information is useful and meaningful to investors and helps in understanding, using and comparing the Company’s operating results separate from a non-recurring insurance recovery gain for certain damaged property reflected in 2014.

Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss or diluted earnings or loss per share, determined in accordance with GAAP. Individual quarterly per share amounts may not be additive due to rounding. Amounts below are in thousands except per share amounts.

	Three Months Ended
	March 31:
	2014	2013
Consolidated net income (loss) using GAAP	$1,867	$(1,368)
Non-recurring insurance recovery gain	(791)	--
Non-GAAP consolidated income (loss)	$1,076	$(1,368)

Consolidated diluted earnings (loss) per share using GAAP	$0.05	$(0.03)
Non-recurring insurance recovery gain	(0.02)	--
Non-GAAP diluted earnings (loss) per share	$0.03	$(0.03)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total Revenues for the three months ended March 31, 2014 increased by $320,000, or 0.4%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2014 decreased by $505,000, or 2.3%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions at NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by LVMS hosting a major NHRA racing event in the first quarter 2014 that was held in the second quarter 2013.

Event Related Revenue for the three months ended March 31, 2014 increased by $218,000, or 0.9%, over such revenue for the same period last year. This increase is due primarily to higher track rental revenues at certain Company speedways in the current period, and LVMS hosting a major NHRA racing event in the first quarter 2014 that was held in the second quarter 2013. The overall increase was partially offset by decreases in certain marketing agreement and radio broadcasting revenues associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis.

NASCAR Broadcasting Revenue for the three months ended March 31, 2014 increased by $1.3 million, or 4.1%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended March 31, 2014 decreased by $651,000, or 7.9%, from such revenue for the same period last year. This decrease is due primarily to lower Oil-Chem revenues in the current period as compared to the same period last year. The overall decrease was partially offset by revenues from TMS’s oil and gas mineral rights activities in the current period, and December 2013 expiration of a two-year agreement that is part of ongoing long-term joint exploration and other associated arrangements.

Direct Expense of Events for the three months ended March 31, 2014 increased by $985,000, or 6.5%, over such expense for the same period last year. This increase is due primarily to LVMS hosting a major NHRA racing event in the first quarter 2014 that was held in the second quarter 2013. The overall increase was partially offset by lower operating costs associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

NASCAR Event Management Fees for the three months ended March 31, 2014 increased by $437,000, or 2.3%, over such expense for the same period last year. This increase reflects higher annual contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the three months ended March 31, 2014 decreased by $252,000, or 5.1%, from such expense for the same period last year. This decrease reflects lower operating costs associated with lower Oil-Chem revenues and a combination of individually insignificant items in the current period.

General and Administrative Expense for the three months ended March 31, 2014 increased by $919,000, or 4.2%, over such expense for the same period last year. This increase reflects wage cost inflation, higher utility costs and a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the three months ended March 31, 2014 decreased by $189,000, or 1.4%, from such expense for the same period last year. This decrease reflects that certain assets are now fully depreciated and a combination of individually insignificant items in the current period.

Interest Expense, Net for the three months ended March 31, 2014 was $5.6 million compared to $10.9 million for the same period last year. This change reflects second quarter 2013 redemption of higher interest rate 2016 8¾% Senior Notes with lower interest rate Credit Facility borrowings, and lower total outstanding debt in the current period as compared to the same period last year.

Other Income, Net for the three months ended March 31, 2014 was $1.3 million compared to other expense, net of $145,000 for the same period last year. This change reflects a net gain related to insurance recovery for certain damaged property, lower unused loan commitment fees and a combination of individually insignificant items in the current period.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2014 and 2013 was 37.1% and 37.5%, respectively.

Net Income for the three months ended March 31, 2014 was $1.9 million compared to a net loss of $1.4 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the three months ended March 31, 2014 resulted primarily from:

(1)	net cash provided by operations amounting to $3.5 million
(2)	repayments of long-term debt amounting to $10.4 million
(3)	payment of quarterly cash dividends amounting to $6.2 million
(4)	repurchases of common stock amounting to $1.1 million
(5)	cash outlays for capital expenditures amounting to $7.4 million
(6)	proceeds from insurance recovery and sales of property and equipment amounting to $1.3 million

Cash flows from operations in the three months ended March 31, 2014 compared to 2013 reflect decreases in net deferred race event income, including advance payment of NASCAR event management (purse and sanction) fees before April 1, 2014 for second quarter 2014 TMS events that were not paid as of March 31, 2013 for similar upcoming second quarter 2013 TMS events, and accrued interest from changes in interest payment due dates associated with 2013 debt refinancing transactions.

The Company had the following contractual obligations as of March 31, 2014 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event income	$38,198	$38,198	–	–	–
Long-term debt, bank credit facility and senior notes(2)	456,455	13,871	$26,093	$416,491	–
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	3,052	–	–	3,052	–
Interest on fixed rate debt obligations(3)	81,724	17,004	33,782	30,938	–
Deferred income taxes(4)	381,473	–	–	–	381,473
Interest on floating rate credit facility debt(3)	14,574	4,173	7,555	2,846	–
NASCAR event management fees(5)	108,817	108,817	–	–	–
Contracted capital expenditures(1)	5,991	5,991	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	3,711	1,510	1,108	593	500

Total Contractual Cash Obligations	$1,102,789	$195,764	$68,538	$453,920	$384,567

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of credit	$882	$882	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $3,000 in the three months ended March 31, 2014); (b) income tax liabilities of approximately $1.8 million as of March 31, 2014 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $7.4 million in the three months ended March 31, 2014).

(2)

Long-term debt reflects payments under the 2019 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of March 31, 2014, there were no outstanding revolving Credit Facility borrowings. As of March 31, 2014, the Company had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the Term Loan borrowings, 2019 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $200.0 million at March 31, 2014 and a weighted average interest rate of 2.2% for the three months ended March 31, 2014.

(4)	All non-current deferred income taxes are reflected as due in “more than 5 years” because timing of annual future reversal and payment is not readily determinable at this time.
(5)

NASCAR event management (purse and sanction) fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2014. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR event management fees. Fees for years after 2014 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after March 31, 2014. In April 2014, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in June 2014. Quarterly cash dividends paid in 2013 totaled approximately $24.9 million.

LIQUIDITY

As of March 31, 2014, our cash and cash equivalents totaled $77.1 million, outstanding borrowings under the Credit Facility totaled $200.0 million (all Term Loan), outstanding letters of credit amounted to $882,000, and the Company had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. At March 31, 2014, net deferred tax liabilities totaled $333.7 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

Our Long-term, Multi-year Contracted Revenues are Significant – Much of our revenue is generated under long-term multi-year contracts, including the existing and new ten-year NASCAR television broadcast agreements starting in 2015 through 2024. The existing eight-year broadcasting agreements have provided us annual contracted revenue increases averaging 3% per year, and our total contracted NASCAR broadcasting revenues are expected to approximate $207 million in 2014. Recent announcements have valued the new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual right fees for the industry and an approximate 46% increase over the current contract annual average of $560 million.

Most of our NASCAR Sprint Cup, Nationwide and Camping World Truck Series event sponsorships for the 2014 racing season, and many for years beyond 2014, are already sold. Many of our other sponsorships and corporate marketing contracts are for multiple years. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. While these long-term television broadcasting rights agreements (existing and upcoming) include annual revenue increases over the contract periods, associated annual increases in event management (purse and sanction) fees paid to NASCAR may continue.

General Debt Overview - We reduced total long-term debt by $10.0 million in the first quarter 2014 and $58.0 million in 2013 ($53.0 million in 2012) through principal repayment, facilitated in part by various financing transactions. In 2013, we issued $100.0 million of additional 6¾% Senior Notes due in 2019, amended our Credit Facility and redeemed all outstanding $275.0 million of 8¾% Senior Notes. Although our 2013 financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower than under our Senior Notes. Also, our amended Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in our 2013 Annual Report for additional information related to our indebtedness and general economic conditions.

Bank Credit Facility – Our Credit Facility among other things now: (i) provides for a five-year $100.0 million senior secured revolving credit facility; (ii) provides for a five-year $250.0 million senior secured term loan; (iii) matures in February 2018; and (iv) allows us to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100.0 million with certain lender commitment conditions. The amended facility contains limitations, restrictions, security pledges and other terms and conditions that are generally the same as before amendment. Interest is based, at our option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12.5 million in a twelve month period on an initial draw of $250.0 million).

2019 Senior Notes – At March 31, 2014, we had 6—% Senior Notes aggregating $250.0 million in outstanding principal that mature in February 2019, with interest payments due semi-annually on February 1 and August 1. We may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017.

Other General Debt Agreement Terms and Conditions – Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain ratios of earnings before interest and taxes (EBIT) to interest expense, and funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Our Credit Facility and the Indentures governing the 2019 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities. Our Credit Facility agreement and 2019 Senior Notes Indenture contain cross-default provisions. See Note 6 to the Consolidated Financial Statements included in our 2013 Annual Report for additional information on these debt agreements, including dividend, redemption, right of payment provisions, and financial and restrictive covenants.

We were in compliance with all debt covenants as of March 31, 2014. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining maximum financial ratios of funded debt to EBITDA, as defined. The required ratio is no more than 3.50 to 1.0 for the four fiscal quarters ending September 30, 2014; 3.25 to 1.0 for the quarters ended December 31, 2014 through September 30, 2016; and 3.00 to 1.0 for each fiscal quarter thereafter. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2013 Annual Report, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares (increased from 4.0 million shares with Board of Director approval on February 12, 2014) of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2014, we repurchased 30,000 shares of common stock for approximately $599,000. As of March 31, 2014, we could repurchase up to an additional 1,088,000 shares under authorization in effect.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At March 31, 2014, we had various construction projects underway. In 2014, we completed installation of a large high-definition video board at TMS. Similar to 2013, we plan to continue modernizing luxury suites and expanding premium hospitality and fan-zone entertainment areas along and close to certain speedway pit roads and grandstands, and upgrading restroom and other fan amenities at certain speedway facilities. We also plan to continue investing in social media and web application technology to attract and enhance the entertainment experience of our race fans. As of March 31, 2014, we had contractual obligations for capital expenditures of approximately $6.0 million for facility improvements at our various speedways.

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

On February 12, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, paid on March 14, 2014 to shareholders of record as of February 28, 2014. On April 15, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 6, 2014 to shareholders of record as of May 16, 2014. These quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of March 31, 2014, we had aggregate outstanding letters of credit of $882,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements "Fair Value of Financial Instruments" for additional information on our financial instruments and fair value information. As of March 31, 2014, there were $200.0 million in borrowings outstanding under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate notes receivable and debt balances at March 31, 2014 would cause an approximate change in annual interest income of $17,000 and annual interest expense of $2.0 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There was no interest rate or other swaps at March 31, 2014 or December 31, 2013.

Our Credit Facility, among other things, provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $250.0 million senior secured term loan and matures in February 2018. As of March 31, 2014, we had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2014 and December 31, 2013 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2014	2013	2014	2013
Floating rate notes receivable(1)	$1,710	$2,005	$1,710	$2,005	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	200,000	210,000	200,000	210,000	February 2018
6¾% Senior Notes(3)	253,991	254,197	265,625	265,000	February 2019

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the three months ended March 31, 2014 and 2013 was 2.2% and 2.7%, respectively.
(3)	Carrying values at March 31, 2014 and December 31, 2013 are reflected net of debt issuance premium of $4.0 million and $4.2 million, respectively.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $882,000 and $887,000, and no equity price risk, as of both March 31, 2014 and December 31, 2013.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various lawsuits in the normal course of business, some of which involve material claims. See Note 8 to the Consolidated Financial Statements for additional information on our legal proceedings and contingencies. See Item 1A “Risk Factors” of our 2013 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended March 31, 2014.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009, and February 2014 our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of March 31, 2014, we could repurchase up to an additional 1,088,000 shares under authorization then in effect.

During the three months ended March 31, 2014, we repurchased 30,000 shares of common stock on the open market for approximately $599,000, and 27,000 shares of our common stock were delivered to us at an average price per share of $20.07 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares, and the February 2014 increase in authorized shares for repurchase, are reflected in the following table.

	Issuer Purchases of Equity Securities under Authorized Programs as of March 31, 2014
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	10,000	$19.95	10,000	1,108,000
February 2014	10,000	19.18	10,000	1,098,000
March 2014	37,000	19.72	10,000	1,088,000
First Quarter 2014	57,000	$19.63	30,000	1,088,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC. (Registrant)

Date: May 1, 2014	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2014	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)