Form 10-Q
period 2014-06-30
SPEEDWAY MOTORSPORTS INC
filed 2014-07-31
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

[   ] Yes [X] No

As of July 30, 2014, there were 41,387,602 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$95,364	$97,343
Accounts and notes receivable, net	57,250	34,594
Prepaid and refundable income taxes	9,671	8,891
Inventories, net	9,474	8,605
Prepaid expenses	4,018	3,594
Deferred income taxes (Note 2)	27,828	49,181
Total Current Assets	203,605	202,208
Notes and Other Receivables:
Affiliates	2,890	3,294
Other	1,729	1,800
Other Assets	28,333	29,146
Property and Equipment, Net	1,093,077	1,105,177
Other Intangible Assets, Net	394,950	394,955
Goodwill	49,680	49,680
Total	$1,774,264	$1,786,260

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13,895	$13,847
Accounts payable	21,511	10,519
Deferred race event and other income, net	64,519	57,888
Accrued interest	7,041	7,044
Accrued expenses and other current liabilities	23,119	21,656
Total Current Liabilities	130,085	110,954
Long-term Debt	412,019	453,142
Payable to Affiliate	2,594	2,594
Deferred Income, Net	5,572	6,932
Deferred Income Taxes	377,356	381,756
Other Liabilities	4,359	4,892
Total Liabilities	931,985	960,270
Commitments and Contingencies (Notes 2, 4, 5, 6, and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,398,000 in 2014 and 41,404,000 in 2013	455	454
Additional Paid-in Capital	250,860	249,505
Retained Earnings	682,005	665,394
Treasury Stock at cost, shares – 4,087,000 in 2014 and 3,999,000 in 2013	(91,041)	(89,363)
Total Stockholders’ Equity	842,279	825,990
Total	$1,774,264	$1,786,260

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2014	2013
Revenues:
Admissions	$31,084	$34,194
Event related revenue	52,965	53,495
NASCAR broadcasting revenue	84,049	80,712
Other operating revenue	7,779	8,362
Total Revenues	175,877	176,763
Expenses and Other:
Direct expense of events	33,498	33,739
NASCAR event management fees	49,453	48,432
Other direct operating expense	5,150	5,286
General and administrative	25,615	23,882
Depreciation and amortization (Note 2)	15,359	13,822
Interest expense, net	5,326	9,241
Impairment of goodwill (Note 4)	—	89,037
Loss on early debt redemption and refinancing (Note 5)	—	18,467
Other (income) expense, net	(1,097)	160
Total Expenses and Other	133,304	242,066
Income (Loss) Before Income Taxes	42,573	(65,303)
Provision for Income Taxes	(15,374)	(2,508)
Net Income (Loss)	$27,199	$(67,811)

Basic Earnings (Loss) Per Share	$0.66	$(1.64)
Weighted Average Shares Outstanding	41,411	41,424

Diluted Earnings (Loss) Per Share	$0.66	$(1.64)
Weighted Average Shares Outstanding	41,431	41,441

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2014	2013
Revenues:
Admissions	$52,335	$55,950
Event related revenue	76,972	77,284
NASCAR broadcasting revenue	115,746	111,151
Other operating revenue	15,366	16,600
Total Revenues	260,419	260,985
Expenses and Other:
Direct expense of events	49,692	48,948
NASCAR event management fees	69,176	67,718
Other direct operating expense	9,879	10,267
General and administrative	48,651	45,999
Depreciation and amortization (Note 2)	28,911	27,563
Interest expense, net	10,927	20,151
Impairment of goodwill (Note 4)	—	89,037
Loss on early debt redemption and refinancing (Note 5)	—	18,467
Other (income) expense, net	(2,358)	305
Total Expenses and Other	214,878	328,455
Income (Loss) Before Income Taxes	45,541	(67,470)
Provision for Income Taxes	(16,475)	(1,709)
Net Income (Loss)	$29,066	$(69,179)

Basic Earnings (Loss) Per Share	$0.70	$(1.67)
Weighted Average Shares Outstanding	41,407	41,426

Diluted Earnings (Loss) Per Share	$0.70	$(1.67)
Weighted Average Shares Outstanding	41,430	41,439

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2014	41,404	$454	$249,505	$665,394	$(89,363)	$825,990
Net income	—	—	—	29,066	—	29,066
Share-based compensation	79	1	1,308	—	—	1,309
Exercise of stock options	3	—	47	—	—	47
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(12,455)	—	(12,455)
Repurchases of common stock	(88)	—	—	—	(1,678)	(1,678)
Balance, June 30, 2014	41,398	$455	$250,860	$682,005	$(91,041)	$842,279

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$29,066	$(69,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	89,037
Loss on early debt redemption and refinancing, non-cash	—	6,386
Deferred loan cost amortization	801	1,361
Gain on insurance recovery and disposal of property and equipment	(2,346)	—
Interest expense accretion of debt discount and premium, net	(325)	294
Depreciation and amortization	28,911	27,563
Amortization of deferred income	(1,427)	(3,094)
Deferred income tax provision	16,470	(8,275)
Share-based compensation	1,309	1,080
Changes in operating assets and liabilities:
Accounts and notes receivable	(22,842)	(22,889)
Prepaid, refundable and accrued income taxes	(780)	10,633
Inventories	(869)	(649)
Prepaid expenses	(424)	(389)
Accounts payable	4,678	8,042
Deferred race event and other income	6,435	13,226
Accrued interest	(3)	1,227
Accrued expenses and other liabilities	1,463	515
Deferred income	195	138
Other assets and liabilities	158	(12)
Net Cash Provided By Operating Activities	60,470	55,015

Cash Flows from Financing Activities:
Borrowings under long-term debt	—	355,000
Principal payments on long-term debt	(40,750)	(371,500)
Payment of debt refinancing and amendment costs	—	(5,779)
Dividend payments on common stock	(12,455)	(12,460)
Exercise of common stock options	47	56
Repurchases of common stock	(1,678)	(1,515)
Net Cash Used By Financing Activities	$(54,836)	$(36,198)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2014	2013
Cash Flows from Investing Activities:
Payments for capital expenditures	$(14,219)	$(5,118)
Proceeds from insurance recovery and sales of property and equipment	1,397	64
Repayment of notes and other receivables	173	298
Net Cash Used By Investing Activities	(12,649)	(4,756)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,015)	14,061
Change in cash collected for and payable to third party, cash not provided or used by operating activities (Note 2)	5,036	(180)
Cash and Cash Equivalents at Beginning of Period	97,343	106,408
Cash and Cash Equivalents at End of Period	$95,364	$120,289

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$11,018	$19,185
Cash paid for income taxes	553	600

Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	1,362	244

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

Discontinued Oil and Gas Activities – In 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. Management believes associated activities for 2013, to-date in 2014 and future periods, if any, are not significant for continued presentation as discontinued operations. We had no continuing involvement or ownership interest in these discontinued operations, and there were no assets, liabilities or outstanding standby letters of credit associated with discontinued operations for any period presented herein. Remaining activities are now included in other income or expense in the Consolidated Statement of Operations, and all note disclosures pertain to continuing operations unless otherwise indicated. We incurred legal fees and other costs of $26,000 and $27,000 in the three months ended June 30, 2014 and 2013, and $66,000 and $62,000 in the six months ended June 30, 2014 and 2013, associated with efforts to recover previously reserved receivables, representing all activities during these periods (see Note 8 for information on legal proceedings associated with oil and gas activities). While we plan to continue litigation of the matter to maximize potential recovery value, future legal costs are expected to be insignificant.

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

Quarterly Reporting – The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company's speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business. The more significant racing schedule changes for the three and six months ended June 30, 2014 as compared to 2013 include:

•	LVMS held one major NHRA racing event in the first quarter 2014 that was held in the second quarter 2013
•	Poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race held at BMS in the first quarter 2014
•	Poor weather resulted in postponing and rescheduling one NASCAR Sprint Cup race held at TMS in the second quarter 2014

Consolidated Statements of Cash Flows – The Company infrequently collects and temporarily holds cash on behalf of its third party food and beverage concessionaire which is not remitted until after period end and is presented separately from cash flows from operating activities on the Consolidated Statements of Cash Flows. There are no specific limitations, restrictions or other holding requirements for such cash.

NASCAR Event Management Fees – Beginning in 2014, NASCAR renamed “purse and sanction” fees as “event management” fees in our annual race event sanctioning and renewal agreements. The change had no other impact on our consolidated financial statements or disclosures.

Joint Venture Equity Investment – Before February 2014, the Company and International Speedway Corporation equally owned a joint venture (50% non-controlling interest) operating independently under the name Motorsports Authentics (MA). MA’s operations consist principally of trackside and, to a lesser extent, wholesale and retail, event souvenir merchandising as licensed and regulated under NASCAR Teams Licensing Trust agreements. The NASCAR Trust significantly influences MA’s operations and results. On January 31, 2014, the Company abandoned its interest and rights in MA to focus management resources in areas that may be profitable and more productive. As further described below, and in Notes 2 and 8 to the Consolidated Financial Statements in our 2013 Annual Report, the Company recognized an anticipated material tax benefit related to abandonment as of December 31, 2013. There was no other impact on the Company’s December 31, 2013 or year-to-date 2014 Consolidated Financial Statements. The carrying value of the Company’s equity investment in MA was reduced to $0 as of December 31, 2009. Under equity method accounting, the Company no longer recorded its 50% share of MA operating losses, if any, unless and until this carrying value was increased to the extent of future MA operating profits, if any. As such, the Company’s 2014 and 2013 results were not impacted by MA’s operations under the equity method.

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

The effective income tax rate for the three and six months ended June 30, 2014 was 36.1% and 36.2%, including derecognition of accrued interest and penalties as described below. The effective income tax rate for the three and six months ended June 30, 2013 was 37.1%, excluding the negative impact of recording tax benefits of approximately $2.3 million related to the 2013 goodwill impairment charge of $89.0 million (a significant portion had no tax benefit) as further described in Note 4 and a one-time benefit of state income tax restructuring. In the three and six months ended June 30, 2014, current income taxes payable of approximately $21.4 million were reduced by utilization of current deferred income tax assets described below. The Company’s consolidated financial statements for the three and six months ended June 30, 2014 reflect a reduction of accrued interest and penalties for estimated income tax liabilities, which decreased income tax expense and deferred income taxes, of approximately $397,000. Although various previous reporting periods were over accrued, the Company believes the impact was not material to prior or current periods.

Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of June 30, 2014 and December 31, 2013, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. As of June 30, 2014, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. There was no change or activity for unrecognized tax benefits during the three or six months ended June 30, 2014 or 2013. Interest and penalties on uncertain tax positions of $483,000 were derecognized in the three and six months ended June 30, 2014, and $19,000 and $37,000 were recognized in the three and six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, the Company had $361,000 and $844,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2013 by the California Franchise Tax Board, and 2010 through 2013 by all other taxing jurisdictions to which the Company is subject. The Kentucky Department of Revenue has completed examining the Company’s 2009, 2010, 2011 and 2012 state tax returns with no material adjustments.

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

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended June 30, 2014 and 2013 were $1,373,000 and $1,521,000, and for the six months ended June 30, 2014 and 2013 were $2,338,000 and $2,523,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $5,914,000 and $5,996,000 for the three months ended June 30, 2014 and 2013, and $8,354,000 and $8,595,000 for the six months ended June 30, 2014 and 2013. There were no deferred direct-response advertising costs at June 30, 2014 or December 31, 2013.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 (in thousands):

			June 30, 2014		December 31, 2013
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$95,364	$95,364	$97,343	$97,343
Floating rate notes receivable	2	NR	1,615	1,615	2,005	2,005
Cash surrender values	2	NR	5,087	5,087	4,937	4,937

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	170,000	170,000	210,000	210,000
6.75% Senior Notes Payable due 2019	1	NR	253,784	265,000	254,197	265,000
Other long-term debt	2	NR	2,130	2,130	2,792	2,792

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Property and Equipment – In the three and six months ended June 30, 2014, the Company recorded accelerated depreciation on certain damaged BMS assets of $651,000 and certain retired NHMS assets of $1,131,000. NHMS removed approximately 7,000 low demand seats and is using the area for premium hospitality and advertising. The Company’s consolidated financial statements for the three and six months ended June 30, 2014 reflect a gain from involuntary conversion of certain TMS property, increasing property and equipment and other income, net by approximately $985,000. Although this gain should have been recorded in an earlier period, the Company believes the impact was not material to prior or current periods.

Deferred Income – TMS, in conjunction with the Fort Worth Sports Authority (FWSA), has an oil and gas mineral rights lease agreement and a joint exploration agreement with the FWSA, which among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 was accreted into other operating revenue over an associated two-year agreement term on a straight-line basis, with $803,000 and $1,605,000 recognized in the three and six months ended June 30, 2013 ($0 in the three and six months ended June 30, 2014).

Although the initial agreement term expired in December 2013, the lessee had initiated drilling activities prior to expiration, resulting in the long-term lease remaining enforceable as long as drilling or extraction related activities continue or certain prices levels are met. This lease agreement was extended and oil and gas extraction has commenced in 2014, which entitles TMS to stipulated stand-alone and shared royalties. During the three and six months ended June 30, 2014, TMS received and recognized royalty payments of $400,000 under the extended lease agreement. The lessee has expanded production capacity, including an increased number of extraction wells. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will be maintained or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts if any, or timing, of possible future royalty payments to TMS. As of June 30, 2014 and December 31, 2013, there was no deferred income associated with the expired or extended agreements.

In late 2013, BMS announced plans to host a collegiate football game in September 2016. As of June 30, 2014 and December 31, 2013, advance revenues and associated direct expenses were not significant. Under the similar accounting policy for event revenues and expenses described above, the Company plans to continue to defer advance revenues and direct expenses pertaining to this event until held.

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

The FASB issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers: Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)” which enhances comparability and clarifies principles of revenue recognition. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

The FASB issued Accounting Standards Update No. 2014-12 "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” which requires performance targets that affect vesting and could be achieved after requisite service periods be treated as performance conditions and reflected in estimating grant-date fair values of awards. Compensation cost should be recognized in the periods when achieving performance targets becomes probable, and should represent the compensation cost attributable to periods for which requisite services have already been rendered. If achieving performance targets becomes probable before the end of the requisite service periods, any remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Among other things, the guidance applies to entities that grant employees share-based payments in which award terms provide that performance targets that affect vesting could be achieved after the requisite service periods. The guidance is effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the guidance either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	June 30, 2014	December 31, 2013
Finished race cars, parts and accessories	$5,477	$5,372
Souvenirs and apparel	3,204	2,409
Micro-lubricant® and other	793	824
Total	$9,474	$8,605

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

Annual Assessment – The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2013 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Management's latest annual assessment in the second quarter 2014 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units.

The 2014 annual assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for race date event sanctioning and renewal agreements associated with NHMS acquired in 2008. The excess of estimated fair value over associated carrying values for those material nonamortizable agreements was found to be less than those associated with other reporting units, resulting in heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Among other factors, the latest assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management assumed that increases in contracted NASCAR broadcasting rights revenues after 2014 would approximate those reflected in the recently negotiated multi-year contracts beginning in 2015, and that future annual increases in such revenues and associated NASCAR event management (purse and sanction) fees would approximate historical rates similar to the current eight-year broadcasting agreements. As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. The current eight-year broadcasting agreements have provided the Company with annual contracted revenue increases averaging 3% per year, and associated annual increases in NASCAR event management fees averaging slightly less than 3% per year. NASCAR has not yet announced annual broadcasting revenues under the new broadcasting agreement through 2024, and annual NASCAR event management fees are under negotiation. Annual or total finalized NASCAR broadcasting revenues and event management fees could differ substantially from those assumed in management’s impairment assessment. Should this reporting unit or associated indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges.

Management also considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements based on historical sales transactions (the Company has agreements to annually conduct thirteen NASCAR Sprint Cup, eleven NASCAR Nationwide and seven NASCAR Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers.

Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Management also believes the Company’s operational and cash flow forecasts support its conclusions that no unrecognized impairment exists as of June 30, 2014. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

2013 Impairment of Goodwill – Management's second quarter 2013 annual impairment assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for two reporting units. The 2013 annual evaluation found the carrying values for NHMS and KyS exceeded estimated fair value reflecting lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and lower than anticipated revenues for certain 2013 major racing events at NHMS and KyS, further reducing visibility on profitability recovery. As such, a non-cash impairment charge of $89,037,000, before income tax benefits of $2,341,000, was reflected in the second quarter 2013 to reduce goodwill related to NHMS and KyS to estimated fair value of $0.

Of that charge, goodwill for NHMS of $82,725,000 originated upon recording deferred tax liabilities associated with race date intangibles of $127.4 million established under purchase method accounting rules over and above NHMS’s net cash purchase price of $330.1 million paid in 2008. Those accounting rules required establishing such deferred tax liabilities assuming the Company would ultimately sell NHMS assets, and not stock, for tax reporting purposes. Those accounting rules prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely and that no sale is being contemplated. The impairment did not pertain to or affect the underlying value of the Company’s race date intangibles. The 2013 charge and associated operations are included in the Company’s "motorsports event related" reporting segment (see Note 10).

Other Information - There were no changes in the gross carrying value of goodwill or other intangible assets during the six months ended June 30, 2014. At June 30, 2014, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $146.2 million. As of June 30, 2014 and December 31, 2013, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	100	$(63)	37	100	$(58)	42	5-6
Total	$395,013	$(63)	$394,950	$395,013	$(58)	$394,955

5. LONG-TERM DEBT

Bank Credit Facility – The Company’s Credit Facility, as amended in February 2013, (the 2013 Credit Facility or Credit Facility) among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $250,000,000 senior secured term loan (the Term Loan); (iii) matures in February 2018; (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100,000,000 with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000. The Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12,500,000 each twelve-month period based on an initial draw of $250,000,000).

During the three and six months ended June 30, 2014, the Company repaid $30,000,000 and $40,000,000 of Term Loan borrowings. At June 30, 2014 and December 31, 2013, outstanding borrowings under the Credit Facility were $170,000,000 and $210,000,000 (all Term Loan borrowings). At June 30, 2014 and December 31, 2013, outstanding letters of credit amounted to $882,000 and $887,000. Interest is based, at the Company’s option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The 2013 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The 2013 Credit Facility requires that the Company maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings before interest and taxes (EBIT) to interest expense, contains other affirmative and negative financial covenants and restrictions, and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

2019 Senior Notes –The Company’s 6¾% senior notes consist of aggregate principal of $150,000,000 issued at par in 2011 and $100,000,000 issued at 105% of par in an add-on offering in 2013, with interest payments due semi-annually on February 1 and August 1, maturing in February 2019, and governed by the same indenture (the 2019 Senior Notes). All notes were initially issued in private placement offerings and subsequently exchanged for substantially identical notes registered under the Securities Act. As of June 30, 2014 and December 31, 2013, the 2019 Senior Notes carrying value of $253,784,000 and $254,197,000 includes unamortized issuance premium of $3,784,000 and $4,197,000, respectively.

Other Notes Payable – Long-term debt includes a non-interest bearing debt obligation, payable in 60 monthly installments of $125,000, associated with the Company's acquisition of KyS. As of June 30, 2014 and December 31, 2013, their combined carrying values of $2,130,000 and $2,792,000 reflect discounts of $120,000 and $208,000, respectively, based on an effective interest rate of 7%.

2013 Early Redemption of 2016 Senior Notes – As described above, the Company issued $100.0 million of additional 6¾% Senior Notes due in 2019 and amended its Credit Facility in 2013. Effective June 1, 2013, the Company redeemed all outstanding 8¾% senior notes (the 2016 Senior Notes) in aggregate principal amount of $275,000,000 at 104.375% of par plus accrued interest. The 2016 Senior Notes originally issued at 96.8% of par were scheduled to mature in June 2016, with interest payments due June 1 and December 1. The Company used Term Loan borrowings of $250,000,000 and cash on hand of $37,081,000 to fund the redemption, including redemption premium and transaction costs. The second quarter 2013 loss on early debt redemption and refinancing represents a charge to earnings of $18,467,000, before income taxes of approximately $6.8 million, for associated redemption premium, unamortized net deferred loan costs and issuance discount, and transaction costs.

Other Terms and Conditions – The 2013 Credit Facility and 2019 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities. The 2013 Credit Facility and 2019 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of June 30, 2014. See Note 6 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report for additional information on these debt agreements, including dividend, redemption, right of payment provisions, and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2014	2013	2014	2013
Gross interest costs	$5,483	$9,409	$11,214	$20,501
Less: capitalized interest costs	(114)	(53)	(199)	(89)
Interest expense	5,369	9,356	11,015	20,412
Interest income	(43)	(115)	(88)	(261)
Interest expense, net	$5,326	$9,241	$10,927	$20,151
Weighted-average interest rate on Credit Facility borrowings	2.2%	2.2%	2.2%	2.3%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted income (loss) per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2014	2013	2014	2013
Income (loss) applicable to common stockholders and assumed conversions	$27,199	$(67,811)	$29,066	$(69,179)

Weighted average common shares outstanding	41,411	41,424	41,407	41,426
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	20	17	23	13
Weighted average common shares outstanding and assumed conversions	41,431	41,441	41,430	41,439

Basic earnings (loss) per share	$0.66	$(1.64)	$0.70	$(1.67)
Diluted earnings (loss) per share	$0.66	$(1.64)	$0.70	$(1.67)
Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	643	840	612	891

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares (increased from 4,000,000 shares with Board of Director approval on February 12, 2014) of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and six months ended June 30, 2014, the Company repurchased 32,000 and 62,000 shares of common stock for $574,000 and $1,154,000. As of June 30, 2014, the Company could repurchase up to an additional 1,056,000 shares under the current authorization.

During the three and six months ended June 30, 2014, approximately 26,000 shares of common stock were delivered to the Company at an average price per share of $20.07 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. As of and through June 30, 2014, treasury stock includes 143,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – To date in 2014, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 12, 2014	April 15, 2014	July 17, 2014
Record date	February 28, 2014	May 16, 2014	August 15, 2014
Paid or payable to shareholders	March 14, 2014	June 6, 2014	September 5, 2014
Aggregate quarterly cash dividend	$6,240	$6,216	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at June 30, 2014 and December 31, 2013 include $2,890,000 and $3,294,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before June 30, 2015 is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2013 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses and repayments. The amounts due were reduced from shared expenses and repayments (in 2014), net of accrued interest, by $102,000 and $96,000 in the three months ended June 30, 2014 and 2013, and $404,000 and $191,000 in the six months ended June 30, 2014 and 2013. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at June 30, 2014 and December 31, 2013 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before June 30, 2015.

Certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $167,000 and $164,000 in the three months ended June 30, 2014 and 2013, and $333,000 and $330,000 in the six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, amounts owed to these affiliated companies were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company's Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $129,000 and $28,000 in the three months ended June 30, 2014 and 2013, and $161,000 and $39,000 in the six months ended June 30, 2014 and 2013. There were no vehicles sold to SAI in the three or six months ended June 30, 2014 or 2013. SMI Properties sold merchandise to SAI totaling $187,000 and $179,000 in the three months ended June 30, 2014 and 2013, and $333,000 and $349,000 in the six months ended June 30, 2014 and 2013. Amounts due from SAI at June 30, 2014 and December 31, 2013 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $587,000 and $450,000 in the three months ended June 30, 2014 and 2013, and $1,063,000, and $1,022,000 in the six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, approximately $305,000 and $154,000 was due from SAI to Oil-Chem and is reflected in current assets.

The foregoing related party balances as of June 30, 2014 and December 31, 2013, and transactions for the three and six months ended June 30, 2014 and 2013, are summarized below (in thousands):

	June 30, 2014	December 31, 2013
Notes and other receivables	$3,272	$3,522
Amounts payable to affiliates	2,594	2,594

	Three Months Ended June 30:		Six Months Ended June 30:
	2014	2013	2014	2013
Merchandise and vehicle purchases	$129	$76	$395	$501
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	869	1,336	1,847	2,746
Rent expense	167	164	333	330
Interest income	18	24	37	49
Interest expense	25	25	50	50

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. SMIL is seeking recovery of damages including $12,000,000 it alleges was converted by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, and Dr. Ndiomu. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against only the Swift Defendants on December 29, 2010. BNP Suisse was dismissed from the lawsuit on the basis that the court in North Carolina did not have jurisdiction over BNP Suisse. Following trial and appellate court rulings on various motions by BNP France, SMIL continues to prosecute claims based upon conversion, fraud, negligent misrepresentation, equitable subrogation, unfair and deceptive trade practices, and for an accounting against BNP France in the North Carolina Business Court. A mediated settlement conference was held between the parties on May 30, 2014. This matter did not settle at the mediated settlement conference. Discovery and motions practice are ongoing.

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

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009  – The 2004 Stock Incentive Plan (the 2004 Plan) terminated in February 2014 and no awards were granted under this plan in the six months ended June 30, 2014. Previously granted awards under the 2004 Plan consisted of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. All stock options granted under the 2004 Plan had an exercise price equal to the market value of the underlying common stock at grant date, expire ten years from grant date and vested immediately or in equal installments over three years, and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and restricted stock units to the Company’s President and Chief Operating Officer in each of the six months ended June 30, 2014 and 2013. The 2014 grants were awarded under the 2013 Plan and the 2013 grants were awarded under the 2004 Plan which is now terminated. All grants under both plans are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target. The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan for the indicated periods (shares in thousands):

	Six Months Ended June 30:
	2014		2013
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	59	59	60	60
Granted	35	35	35	35
Vested	(27)	(27)	(24)	(24)
Forfeited	(3)	(3)	(12)	(12)
Outstanding, end of period	64	64	59	59

In the six months ended June 30, 2014 and 2013, the Company repurchased 26,000 and 25,000 shares of common stock for $523,000 and $418,000 from executive management employees to settle income taxes on 54,000 and 48,000 shares that vested during the period, respectively. Additionally, the Company awarded 4,500 shares of restricted stock to a non-executive management employee during the six months ended June 30, 2014 under the 2013 Plan.

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

Employee Stock Purchase Plan – No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2014 or 2013.

Share-Based Payments – The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2014 or 2013 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the six months ended June 30, 2014 or 2013. A total of 3,000 and 3,500 stock options previously granted under the 2004 Plan were exercised in the six months ended June 30, 2014 and 2013, respectively, at an exercise price of $15.83.

Share-based compensation cost for the three months ended June 30, 2014 and 2013 totaled $670,000 and $555,000, before income taxes of $249,000 and $206,000, and for the six months ended June 30, 2014 and 2013 totaled $1,309,000 and $1,080,000, before income taxes of $486,000 and $400,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at June 30, 2014 or December 31, 2013. As of June 30, 2014, there was approximately $2,879,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.9 year. As of June 30, 2014, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

See Note 11 to the Consolidated Financial Statements in our 2013 Annual Report for additional information and terms of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business activities, including those of its subsidiaries, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2013 Annual Report. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS oil and gas mineral rights lease and related revenues, and office rentals at certain Company speedways. All segment information below pertains to continuing operations and excludes discontinued oil and gas operations for all periods presented.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. Segment information on continuing operations for the three and six months ended June 30, 2014 and 2013, and as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	Three Months Ended June 30:
	2014			2013
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$171,037	$4,840	$175,877	$171,592	$5,171	$176,763
Depreciation and amortization	15,312	47	15,359	13,766	56	13,822
Impairment of goodwill (Note 4)	–	–	–	89,037	–	89,037
Segment operating income (loss)	45,912	890	46,802	(38,440)	1,005	(37,435)
Capital expenditures	–	–	–	–	–	–

	Six Months Ended June 30:
	2014			2013
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$251,141	$9,278	$260,419	$250,616	$10,369	$260,985
Depreciation and amortization	28,814	97	28,911	27,446	117	27,563
Impairment of goodwill (Note 4)	–	–	–	89,037	–	89,037
Segment operating income (loss)	52,927	1,183	54,110	(30,317)	1,770	(28,547)
Capital expenditures	14,187	32	14,219	5,100	18	5,118

	June 30, 2014			December 31, 2013
Other intangibles	$394,950	–	$394,950	$394,955	–	$394,955
Goodwill	49,680	–	49,680	49,680	–	49,680
Total assets	1,748,922	25,342	1,774,264	1,761,698	24,562	1,786,260

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes for the periods indicated (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2014	2013	2014	2013
Total segment operating income (loss)	$46,802	$(37,435)	$54,110	$(28,547)
Adjusted for:
Interest expense, net	(5,326)	(9,241)	(10,927)	(20,151)
Loss on early debt redemption and refinancing (Note 5)	–	(18,467)	–	(18,467)
Other income (expense), net	1,097	(160)	2,358	(305)
Consolidated income (loss) before income taxes	$42,573	$(65,303)	$45,541	$(67,470)

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

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The operating results for the three and six months ended June 30, 2014 and 2013 are not indicative of results that may be expected for future periods because of such seasonality.

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

Significant Items Discussed Elsewhere in Indicated Sections of This Report:

•	Further reduced interest costs anticipated in 2014 from 2013 debt refinancing transactions (discussed below in “Liquidity”)
•	Abandoned interest in MA merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)
•	Approval of additional repurchases of common stock (discussed below in “Liquidity”)
•	Our long-term, multi-year contracted revenues are significant (discussed below in “Liquidity”)

General Factors and Current Operating Trends – Our year-to-date results for the 2014 race season reflect smaller decreases in admissions, and many of our event related revenue categories reflect stabilizing revenues, as well as higher track rentals, luxury suite, camping and hospitality event related revenue categories, on a year-over-year comparable event basis. Our year-to-date 2014 results also reflect decreases in certain marketing arrangements and radio and ancillary broadcasting revenues as compared to last year. Management believes many of our revenue categories continue to be negatively impacted by ongoing weak consumer and corporate spending, including high unemployment in certain demographic groups, high fuel, food and health-care costs, and other economic factors. Management also believes admissions and certain event related revenue categories were negatively impacted by poor weather surrounding first quarter 2014 NASCAR racing events held at BMS, including its rain delayed Sprint Cup race, and second quarter 2014 NASCAR racing events held at TMS, including its rain postponed and rescheduled Sprint Cup race.

Many parts of the United States experienced a particularly harsh or longer-lasting winter in 2014, and there was record rainfall in many parts of the East Coast in 2013. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. When events are delayed or postponed because of weather, we typically incur additional operating expenses, as well as generate lower admissions, food, beverage and souvenir revenues.

We have increased promotional activities to help offset the ongoing impact of these adverse economic and market conditions. While the direction and strength of the United States economy appear to be improving, significant uncertainty remains as to its recovery strength and duration. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the consumer and credit markets and improve long-term economic conditions. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and difficult borrowing conditions for consumers and corporate customers. Whether or when these conditions might further improve cannot be determined at this time. See our “Risk Factors” in our 2013 Annual Report for additional information on ongoing difficult economic conditions and geopolitical risks.

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

We plan to complete installation of distributed antenna systems (DAS) at each of our speedways in the near future. This new technology would provide our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, would also provide infrastructure for expanding Wi-Fi coverage and applications. In early 2014, TMS finished installation of one of the world’s largest high-definition video boards. This new video board significantly enhances the entertainment experience of fans at their events, and provides expanded promotional opportunities. As another example in a long line of industry firsts, along with CMS, SMI facilities now have two of the largest video boards in motorsports.

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

In late 2013, NASCAR reached ten-year, multi-platform and media partnership agreements with FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) NASCAR Sprint Cup, Nationwide and Camping World Truck Series racing events, as well as certain NASCAR K&N Series and Whelen Modified Tour events, beginning in 2015 through 2024. These new ten-year agreements include Spanish-language broadcasts, expanded live-streaming, website content, video-on-demand and other ancillary programming, as well as nightly and weekend NASCAR news and information shows. Recent announcements have valued these new industry contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual rights fees for the industry and an approximate 46% increase over the current contract annual average of $560 million. We believe this new and expanded market exposure to younger and widening demographics provides tremendous long-term marketing opportunities for our advertisers and other customers, reflecting the increasing value of our premium media content and venues. See our 2013 Annual Report, Business - “NASCAR Broadcasting Rights” and “Industry Overview” for additional information on our existing and new ten-year television broadcasting agreements.

Ongoing Improvements in Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. In 2014, NASCAR announced a new championship format that puts greater emphasis on winning races all season long, expands the current Chase for the NASCAR Sprint Cup field to 16 drivers from 12 and implements a new round-by-round advancement format, and new group qualifying formats which more closely emulate actual on-track competition. NASCAR also has made changes to race car set-ups, spoilers and other configurations to increase racing competition. NASCAR recently introduced a special race car paint scheme for Sprint Cup “Chase” contenders as visible symbols of the new Chase format and easier fan identification. Also, NASCAR continues to explore new engine packages and other race car changes in ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers.

In 2013, car manufacturers Chevrolet, Toyota, and Ford brought brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. This new major car change, referred to as the next generation Sprint Cup car or “Gen-6” program, reflects NASCAR’s efforts to restore manufacturer brand identity and improve on-track racing competition. NASCAR implemented a new qualifying format for the Sprint Cup Series that places a greater emphasis on speed and increased competition, and changed the maximum starting field for the Nationwide Series from 43 to 40 race cars. In recent years, NASCAR implemented competition rules designed to restore “pack racing” at restrictor plate speedways and other refinements such as “double-file restarts”, more consistent race start times, multiple attempts at finishing races under the “green flag” and relaxing on-track rules and regulations. NASCAR also changed the rules of participation so that race car drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Nationwide or Camping World Truck Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season.

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

Reaffirmed 2014 Earnings Guidance – In connection with our second quarter 2014 earnings release, management reaffirmed its previous full year 2014 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing negative impact of difficult and uncertain economic conditions, among other factors. Higher fuel, health-care and food costs and continued unemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below helps in understanding and comparing our results of operations. As further described above in “Near-term Operating Factors”, management believes admissions and many event related revenue categories and other operating revenues continue to be negatively impacted by ongoing weak economic conditions. Management also believes admissions and certain event related revenue categories were negatively impacted by poor weather surrounding first quarter 2014 NASCAR racing events held at BMS, including its rain delayed Sprint Cup race, and second quarter 2014 NASCAR racing events held at TMS, including its rain postponed and rescheduled Sprint Cup race. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs. The more significant racing schedule changes for the three and six months ended June 30, 2014 as compared to 2013 include:

•	LVMS held one major NHRA racing event in the first quarter 2014 that was held in the second quarter 2013
•	Poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race held at BMS in the first quarter 2014
•	Poor weather resulted in postponing and rescheduling one NASCAR Sprint Cup race held at TMS in the second quarter 2014

Non-GAAP Financial Information and Reconciliation – Net income and diluted earnings per share adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP, all net of taxes. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. See Notes to the accompanying Consolidated Financial Statements as indicated below for additional information on these non-GAAP adjustments.

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

	Three Months Ended June 30:		Six Months Ended June 30:
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Consolidated net income (loss) using GAAP	$27,199	$(67,811)	$29,066	$(69,179)
Non-recurring insurance recovery gain, net of accelerated depreciation on damaged assets (Note 2)	411	--	(380)	--
Accelerated depreciation on retired assets (Note 2)	712	--	712	--
Gain from involuntary property conversion (Note 2)	(620)	--	(620)	--
Impairment of goodwill (Note 4)	--	86,696	--	86,696
Loss on early debt redemption and refinancing (Note 5)	--	11,619	--	11,619
Decrease in accrued interest and penalties on estimated income tax liabilities (2014), and state income tax restructuring benefits (2013) (Note 2)	(397)	(4,056)	(397)	(4,056)
Non-GAAP consolidated net income	$27,305	$26,448	$28,381	$25,080

Consolidated diluted earnings (loss) per share using GAAP	$0.66	$(1.64)	$0.70	$(1.67)
Non-recurring insurance recovery gain, net of accelerated depreciation on damaged assets	0.01	--	(0.01)	--
Accelerated depreciation on retired assets	0.02	--	0.02	--
Gain from involuntary property conversion	(0.02)	--	(0.02)	--
Impairment of goodwill	--	2.09	--	2.09
Loss on early debt redemption and refinancing	--	0.28	--	0.28
Decrease in accrued interest and penalties on estimated income tax liabilities (2014), and state income tax restructuring benefits (2013)	(0.01)	(0.10)	(0.01)	(0.10)
Non-GAAP consolidated diluted earnings per share	$0.66	$0.64	$0.69	$0.61

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Total Revenues for the three months ended June 30, 2014 decreased by $886,000, or 0.5%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2014 decreased by $3.1 million, or 9.1%, from such revenue for the same period last year. Approximately one-half of this decrease is due to lower overall admissions at NASCAR-sanctioned racing events on a comparable year-over-year event basis. The decrease also reflects LVMS hosting a major NHRA racing event in the second quarter 2013 that was held in the first quarter 2014.

Event Related Revenue for the three months ended June 30, 2014 decreased by $530,000, or 1.0%, from such revenue for the same period last year. This decrease is due primarily to LVMS hosting a major NHRA racing event in the second quarter 2013 that was held in the first quarter 2014, and to decreases in certain marketing agreement and radio broadcasting revenues associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by higher track rental revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the three months ended June 30, 2014 increased by $3.3 million, or 4.1%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended June 30, 2014 decreased by $583,000, or 7.0%, from such revenue for the same period last year. This decrease is due primarily to December 2013 expiration of a two-year agreement associated with TMS’s long-term oil and gas mineral rights exploration and extraction activities. The overall decrease was partially offset by current period royalty revenues of $400,000 under a recently extended lease agreement associated with those TMS activities. See Note 2 (Deferred Income) to the Consolidated Financial Statements for additional information on these TMS activities.

Direct Expense of Events for the three months ended June 30, 2014 decreased by $241,000, or 0.7%, from such expense for the same period last year. This decrease is due primarily to LVMS hosting a major NHRA racing event in the first quarter 2014 that was held in the second quarter 2013. The overall decrease was partially offset by higher operating costs associated with certain NASCAR-sanctioned racing events on a comparable year-over-year event basis.

NASCAR Event Management Fees for the three months ended June 30, 2014 increased by $1.0 million, or 2.1%, over such expense for the same period last year. This increase reflects higher annual contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the three months ended June 30, 2014 decreased by $136,000, or 2.6%, from such expense for the same period last year. This decrease reflects a combination of individually insignificant items in the current period.

General and Administrative Expense for the three months ended June 30, 2014 increased by $1.7 million, or 7.3%, over such expense for the same period last year. This increase reflects wage cost inflation, higher repair, maintenance and utility costs, and a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the three months ended June 30, 2014 increased by $1.5 million, or 11.1%, over such expense for the same period last year. This increase reflects accelerated depreciation on certain damaged property and retired assets in the current period as further described in Note 2 to the Consolidated Financial Statements. The overall increase was partially offset by lower depreciation due to certain assets now being fully depreciated.

Interest Expense, Net for the three months ended June 30, 2014 was $5.3 million compared to $9.2 million for the same period last year. This change reflects early second quarter 2013 redemption of higher interest rate 2016 8¾% Senior Notes with lower interest rate Credit Facility borrowings, and lower total outstanding debt in the current period as compared to the same period last year.

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

Other Income, Net for the three months ended June 30, 2014 was $1.1 million compared to Other Expense, Net of $160,000 for the same period last year. This change is due primarily to a gain from involuntary conversion of certain TMS property and, to a lesser extent, lower unused loan commitment fees and a combination of individually insignificant items in the current period.

Income Tax Provision. The Company’s effective income tax rate for the three months ended June 30, 2014 was 36.1%, including derecognition of accrued interest and penalties of $397,000. The effective income tax rate for the three months ended June 30, 2013 was 37.1%, excluding the negative impact of recording no tax benefit related to a significant portion of the goodwill impairment charge and certain one-time benefits of state income tax restructuring.

Net Income for the three months ended June 30, 2014 was $27.2 million compared to a net loss of $67.8 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Total Revenues for the six months ended June 30, 2014 decreased by $566,000, or 0.2%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2014 decreased by $3.6 million, or 6.5%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions at NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Event Related Revenue for the six months ended June 30, 2014 decreased by $312,000, or 0.4%, from such revenue for the same period last year. This decrease is due primarily to decreases in certain marketing agreement and radio broadcasting revenues associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by higher track rental revenues at certain Company speedways, and a combination of individually insignificant items, in the current period.

NASCAR Broadcasting Revenue for the six months ended June 30, 2014 increased by $4.6 million, or 4.1%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the six months ended June 30, 2014 decreased by $1.2 million, or 7.4%, from such revenue for the same period last year. This decrease is due primarily to lower Oil-Chem and Legend Cars revenues in the current period as compared to the same period last year. The decrease also reflects the December 2013 expiration of a two-year agreement associated with TMS’s long-term oil and gas mineral rights exploration and extraction activities. The overall decrease was partially offset by current period royalty revenues of $400,000 under a recently extended lease agreement associated with those TMS activities. See Note 2 (Deferred Income) to the Consolidated Financial Statements for additional information on these TMS activities.

Direct Expense of Events for the six months ended June 30, 2014 increased by $744,000, or 1.5%, over such expense for the same period last year. This increase is due primarily to higher operating costs associated with certain NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

NASCAR Event Management Fees for the six months ended June 30, 2014 increased by $1.5 million, or 2.2%, over such expense for the same period last year. This increase reflects higher annual contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the six months ended June 30, 2014 decreased by $388,000, or 3.8%, from such expense for the same period last year. This decrease reflects lower operating costs associated with lower Oil-Chem revenues and a combination of individually insignificant items in the current period.

General and Administrative Expense for the six months ended June 30, 2014 increased by $2.7 million, or 5.8%, over such expense for the same period last year. This increase reflects wage cost inflation, higher utility, repair, maintenance and insurance costs, and a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the three months ended June 30, 2014 increased by $1.3 million, or 4.9%, over such expense for the same period last year. This increase reflects accelerated depreciation on certain damaged property and retired assets in the current period as further described in Note 2 to the Consolidated Financial Statements. The overall increase was partially offset by lower depreciation due to certain assets now being fully depreciated.

Interest Expense, Net for the six months ended June 30, 2014 was $10.9 million compared to $20.2 million for the same period last year. This change reflects second quarter 2013 redemption of higher interest rate 2016 8¾% Senior Notes with lower interest rate Credit Facility borrowings, and lower total outstanding debt in the current period as compared to the same period last year.

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

Other Income, Net for the six months ended June 30, 2014 was $2.4 million compared to Other Expense, Net of $305,000 for the same period last year. This change reflects net gains related to involuntary conversion of certain TMS property and insurance recovery for certain damaged BMS property, lower unused loan commitment fees and a combination of individually insignificant items in the current period.

Income Tax Provision. The Company’s effective income tax rate for the six months ended June 30, 2014 was 36.2%, including derecognition of certain accrued interest and penalties. The effective income tax rate for the six months ended June 30, 2013 was 37.1%, excluding the negative impact of recording no tax benefit related to a significant portion of the goodwill impairment charge and certain one-time benefits of state income tax restructuring.

Net Income for the six months ended June 30, 2014 was $29.1 million compared to a net loss of $69.2 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the six months ended June 30, 2014 resulted primarily from:

(1)	net cash provided by operations amounting to $60.5 million
(2)	repayments of long-term debt amounting to $40.8 million
(3)	payment of quarterly cash dividends amounting to $12.5 million
(4)	repurchases of common stock amounting to $1.7 million
(5)	cash outlays for capital expenditures amounting to $14.2 million
(6)	proceeds from insurance recovery and sales of property and equipment amounting to $1.4 million

The Company had the following contractual obligations as of June 30, 2014 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event income	$51,671	$51,671	–	–	–
Long-term debt, bank credit facility and senior notes(2)	425,914	13,895	$25,735	$386,284	–
Payable to affiliate	2,594	–	–	–	$2,594
Other liabilities	2,993	–	–	2,993	–
Interest on fixed rate debt obligations(3)	77,464	16,980	33,765	26,719	–
Deferred income taxes(4)	377,356	–	–	–	377,356
Interest on floating rate credit facility debt(3)	11,658	3,598	6,388	1,672	–
NASCAR event management fees(5)	59,251	59,251	–	–	–
Contracted capital expenditures(1)	2,142	2,142	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	3,122	1,450	954	518	200

Total Contractual Cash Obligations	$1,020,365	$155,187	$66,842	$418,186	$380,150

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of credit	$882	$882	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $553,000 in the six months ended June 30, 2014); (b) income tax liabilities of approximately $1.4 million as of June 30, 2014 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $14.2 million in the six months ended June 30, 2014).

(2)

Long-term debt reflects payments under the 2019 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of June 30, 2014, there were no outstanding revolving Credit Facility borrowings. As of June 30, 2014, the Company had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the Term Loan borrowings, 2019 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $170.0 million at June 30, 2014 and a weighted average interest rate of 2.2% for the six months ended June 30, 2014.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after June 30, 2014. In July 2014, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in September 2014. Aggregate quarterly cash dividends paid in 2013 totaled approximately $24.9 million.

LIQUIDITY

As of June 30, 2014, our cash and cash equivalents totaled $95.4 million, outstanding borrowings under the Credit Facility totaled $170.0 million (all Term Loan), outstanding letters of credit amounted to $882,000, and the Company had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. At June 30, 2014, net deferred tax liabilities totaled $349.5 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

Our Long-term, Multi-year Contracted Revenues are Significant – Much of our revenue is generated under long-term multi-year contracts, including the new ten-year NASCAR television broadcast agreements starting in 2015 through 2024. The existing eight-year broadcasting agreements have provided us annual contracted revenue increases averaging 3% per year, and our total contracted NASCAR broadcasting revenues are expected to approximate $207 million in 2014. Recent announcements have valued the new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual right fees for the industry and an approximate 46% increase over the current contract annual average of $560 million.

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

General Debt Overview - We reduced total long-term debt by $40.8 million in the six months ended June 30, 2014 and $58.0 million in 2013 ($53.0 million in 2012) through principal repayment, facilitated in part by various financing transactions. In 2013, we issued $100.0 million of additional 6¾% Senior Notes due in 2019, amended our Credit Facility and redeemed all outstanding $275.0 million of 8¾% Senior Notes. Although our 2013 financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, our amended Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in our 2013 Annual Report for additional information related to our indebtedness and general economic conditions.

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

2019 Senior Notes – At June 30, 2014, we had 6¾% Senior Notes aggregating $250.0 million in outstanding principal that mature in February 2019, with interest payments due semi-annually on February 1 and August 1. We may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017.

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

We were in compliance with all debt covenants as of June 30, 2014. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining maximum financial ratios of funded debt to EBITDA, as defined. The required ratio is no more than 3.50 to 1.0 for the four fiscal quarters ending September 30, 2014; 3.25 to 1.0 for the quarters ending December 31, 2014 through September 30, 2016; and 3.00 to 1.0 for each fiscal quarter thereafter. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2013 Annual Report, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares (increased from 4.0 million shares with Board of Director approval on February 12, 2014) of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2014, we repurchased 62,000 shares of common stock for approximately $1.2 million. As of June 30, 2014, we could repurchase up to an additional 1,056,000 shares under authorization in effect.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At June 30, 2014, we had various construction projects underway. In 2014, we completed installation of a large high-definition video board at TMS and certain wider permanent seating at CMS and construction of a new road course at LVMS, and plan to complete construction of premium “spectator-box” seating and hospitality areas and installation of HVAC equipment at BMS. Similar to 2013, we plan to continue modernizing luxury suites and expanding premium hospitality and fan-zone entertainment areas along and close to certain speedway pit roads and grandstands, and upgrading restroom and other fan amenities at certain speedway facilities. We also plan to continue investing in social media and web application technology to attract and enhance the entertainment experience of our race fans. As of June 30, 2014, we had contractual obligations for capital expenditures of approximately $2.1 million for facility improvements at our various speedways.

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

On February 12, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, paid on March 14, 2014 to shareholders of record as of February 28, 2014. On April 15, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million paid on June 6, 2014 to shareholders of record as of May 16, 2014. On July 17, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on September 5, 2014 to shareholders of record as of August 15, 2014. These quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of June 30, 2014, we had aggregate outstanding letters of credit of $882,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements "Fair Value of Financial Instruments" for additional information on our financial instruments and fair value information. As of June 30, 2014, there were $170.0 million in borrowings outstanding under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate notes receivable and debt balances at June 30, 2014 would cause an approximate change in annual interest income of $16,000 and annual interest expense of $1.7 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at June 30, 2014 or December 31, 2013.

	Carrying Value		Fair Value		Maturity Dates
	2014	2013	2014	2013
Floating rate notes receivable(1)	$1,615	$2,005	$1,615	$2,005	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	170,000	210,000	170,000	210,000	February 2018
6¾% Senior Notes(3)	253,784	254,197	265,000	265,000	February 2019
(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the six months ended June 30, 2014 and 2013 was 2.2% and 2.3%, respectively.
(3)	Carrying values at June 30, 2014 and December 31, 2013 are reflected net of debt issuance premium of $3.8 million and $4.2 million, respectively.

Other Market Risk - As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $882,000 and $887,000, and no equity price risk, as of both June 30, 2014 and December 31, 2013.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the six months ended June 30, 2014.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009, and February 2014 our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of June 30, 2014, we could repurchase up to an additional 1,056,000 shares under authorization then in effect.

During the six months ended June 30, 2014, we repurchased 62,000 shares of common stock on the open market for approximately $1.2 million, and 26,000 shares of our common stock were delivered to us at an average price per share of $20.07 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares, and the February 2014 increase in authorized shares for repurchase, are reflected in the following table.

	Issuer Purchases of Equity Securities under Authorized Programs as of June 30, 2014
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	10,000	$19.95	10,000	1,108,000
February 2014	10,000	19.18	10,000	1,098,000
March 2014	36,000	19.72	10,000	1,088,000
First Quarter 2014	56,000	19.63	30,000	1,088,000
April 2014	11,000	18.30	11,000	1,077,000
May 2014	11,000	18.01	11,000	1,066,000
June 2014	10,000	18.34	10,000	1,056,000
Second Quarter 2014	32,000	18.22	32,000	1,056,000
Total 2014	88,000	$18.91	62,000	1,056,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: July 31, 2014	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2014	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)