Form 10-Q
period 2014-09-30
SPEEDWAY MOTORSPORTS INC
filed 2014-10-30
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-13582

SPEEDWAY MOTORSPORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0363307
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5555 Concord Parkway South, Concord, North Carolina	28027
Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

As of October 30, 2014, there were 41,327,102 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$104,083	$97,343
Accounts and notes receivable, net	36,274	34,594
Prepaid and refundable income taxes	9,383	8,891
Inventories, net	8,985	8,605
Prepaid expenses	2,687	3,594
Deferred income taxes (Note 2)	17,692	49,181
Total Current Assets	179,104	202,208
Notes and Other Receivables:
Affiliates	2,786	3,294
Other	1,693	1,800
Other Assets	27,944	29,146
Property and Equipment, Net	1,084,405	1,105,177
Other Intangible Assets, Net	394,941	394,955
Goodwill	49,680	49,680
Total	$1,740,553	$1,786,260

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13,920	$13,847
Accounts payable	19,100	10,519
Deferred race event and other income, net	44,480	57,888
Accrued interest	2,820	7,044
Accrued expenses and other current liabilities	29,353	21,656
Total Current Liabilities	109,673	110,954
Long-term Debt	391,448	453,142
Payable to Affiliate	2,594	2,594
Deferred Income, Net	5,371	6,932
Deferred Income Taxes	376,260	381,756
Other Liabilities	4,392	4,892
Total Liabilities	889,738	960,270
Commitments and Contingencies (Notes 2, 4, 5 and 6)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,347,000 in 2014 and 41,404,000 in 2013	455	454
Additional Paid-in Capital	251,542	249,505
Retained Earnings	690,793	665,394
Treasury Stock at cost, shares – 4,138,000 in 2014 and 3,999,000 in 2013	(91,975)	(89,363)
Total Stockholders’ Equity	850,815	825,990
Total	$1,740,553	$1,786,260

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30:
	2014	2013
Revenues:
Admissions	$30,911	$32,936
Event related revenue	39,186	37,715
NASCAR broadcasting revenue	63,068	60,441
Other operating revenue	6,672	6,408
Total Revenues	139,837	137,500

Expenses and Other:
Direct expense of events	33,706	34,162
NASCAR event management fees	39,400	37,958
Other direct operating expense	4,127	4,080
General and administrative	25,414	23,955
Depreciation and amortization	13,540	13,913
Interest expense, net	5,358	5,950
Other income, net	(61)	(37)
Total Expenses and Other	121,484	119,981

Income from Continuing Operations Before Income Taxes	18,353	17,519
Provision for Income Taxes	(9,336)	(5,157)

Income from Continuing Operations	9,017	12,362
Income (Loss) from Discontinued Operation (Note 1)	5,978	(68)

Net Income	$14,995	$12,294

Basic Earnings Per Share:
Continuing Operations	$0.22	$0.30
Discontinued Operation	0.14	(0.00)
Net Income	$0.36	$0.30
Weighted Average Shares Outstanding	41,372	41,395

Diluted Earnings Per Share:
Continuing Operations	$0.22	$0.30
Discontinued Operation	0.14	(0.00)
Net Income	$0.36	$0.30
Weighted Average Shares Outstanding	41,388	41,413

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended
	September 30:
	2014	2013
Revenues:
Admissions	$83,246	$88,886
Event related revenue	116,158	114,999
NASCAR broadcasting revenue	178,814	171,592
Other operating revenue	22,038	23,008
Total Revenues	400,256	398,485

Expenses and Other:
Direct expense of events	83,398	83,110
NASCAR event management fees	108,576	105,676
Other direct operating expense	14,006	14,347
General and administrative	74,065	69,954
Depreciation and amortization (Note 2)	42,451	41,476
Interest expense, net	16,285	26,101
Impairment of goodwill (Note 4)	—	89,037
Loss on early debt redemption and refinancing (Note 5)	—	18,467
Other (income) expense, net	(2,487)	206
Total Expenses and Other	336,294	448,374

Income (Loss) from Continuing Operations Before Income Taxes	63,962	(49,889)
Provision for Income Taxes	(25,811)	(6,866)

Income (Loss) from Continuing Operations	38,151	(56,755)
Income (Loss) from Discontinued Operation (Note 1)	5,910	(130)

Net Income (Loss)	$44,061	$(56,885)

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.92	$(1.37)
Discontinued Operation	0.14	(0.00)
Net Income (Loss)	$1.06	$(1.37)
Weighted Average Shares Outstanding	41,396	41,416

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.92	$(1.37)
Discontinued Operation	0.14	(0.00)
Net Income (Loss)	$1.06	$(1.37)
Weighted Average Shares Outstanding	41,416	41,431

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, January 1, 2014	41,404	$454	$249,505	$665,394	$(89,363)	$825,990
Net income	—	—	—	44,061	—	44,061
Share-based compensation	79	1	1,990	—	—	1,991
Exercise of stock options	3	—	47	—	—	47
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(18,662)	—	(18,662)
Repurchases of common stock	(139)	—	—	—	(2,612)	(2,612)

Balance, September 30, 2014	41,347	$455	$251,542	$690,793	$(91,975)	$850,815

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30:
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$44,061	$(56,885)
(Income) loss from discontinued operation	(5,910)	130
Cash provided (used) by activities of discontinued operation	5,910	(130)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill	—	89,037
Loss on early debt redemption and refinancing, non-cash	—	6,386
Gain on insurance recovery and disposals of property and equipment and other assets	(2,366)	(34)
Deferred loan cost amortization	1,332	1,879
Interest expense accretion of debt discount and premium, net	(496)	155
Depreciation and amortization	42,451	41,476
Amortization of deferred income	(1,699)	(4,192)
Deferred income tax provision	25,525	(8,161)
Share-based compensation	1,991	1,642
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,782)	4,353
Prepaid, refundable and accrued income taxes	(492)	5,397
Inventories	(380)	(504)
Prepaid expenses	907	939
Accounts payable	7,953	5,479
Deferred race event and other income	(13,604)	(7,721)
Accrued interest	(4,224)	(3,405)
Accrued expenses and other liabilities	7,614	5,802
Deferred income	266	170
Other assets and liabilities	127	9
Net Cash Provided By Operating Activities	107,184	81,822

Cash Flows from Financing Activities:
Borrowings under long-term debt	—	355,000
Principal payments on long-term debt	(61,125)	(392,250)
Payment of debt refinancing and amendment costs	—	(5,892)
Dividend payments on common stock	(18,662)	(18,670)
Exercise of common stock options	47	87
Repurchases of common stock	(2,612)	(2,106)
Net Cash Used By Financing Activities	$(82,352)	$(63,831)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30:
	2014	2013
Cash Flows from Investing Activities:
Payments for capital expenditures	$(19,647)	$(9,875)
Proceeds from insurance recovery and sales of property and equipment	1,418	105
Repayment of notes and other receivables	209	333
Net Cash Used By Investing Activities	(18,020)	(9,437)

Net Increase in Cash and Cash Equivalents	6,812	8,554
Change in cash collected for and payable to third party, cash not provided or used by operating activities (Note 2)	(72)	330
Cash and Cash Equivalents at Beginning of Period	97,343	106,408
Cash and Cash Equivalents at End of Period	$104,083	$115,292

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$20,640	$29,819
Cash paid for income taxes	554	10,600
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	783	50

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

Discontinued Oil and Gas Activities – In 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. We have no continuing involvement or ownership interest in these discontinued operations, and there are no assets, liabilities, revenues or expenses (other than as described below) associated with discontinued operations for any period presented herein. All note disclosures pertain to continuing operations unless otherwise indicated. In the three months ended September 30, 2014, we recovered $6.0 million of previously reserved receivables through favorable settlements (see Note 8 for additional information on associated legal proceedings). We incurred legal fees and other costs of $24,000 and $68,000 in the three months ended September 30, 2014 and 2013, and $90,000 and $130,000 in the nine months ended September 30, 2014 and 2013, associated with efforts to recover previously reserved receivables. There were no associated income tax benefits reflected in discontinued operations for any period presented. See Note 2 – Income Taxes for associated reporting of income taxes related to the current period settlement. While we plan to continue litigation of the matter to further maximize potential recovery value, future legal costs are expected to be insignificant.

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

Quarterly Reporting – The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company's speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business. The more significant racing schedule changes for the three and nine months ended September 30, 2014 as compared to 2013 include:

•	NHMS held one NASCAR Camping World Truck Series racing event in the third quarter 2014 that was not held in 2013
•	TMS held one Red Bull Air Race World Championship event in the third quarter 2014 that was not held in 2013
•	Poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race held at BMS in the first quarter 2014
•	Poor weather resulted in postponing and rescheduling one NASCAR Sprint Cup race held at TMS in the second quarter 2014

Consolidated Statements of Cash Flows – At times, the Company collects and temporarily holds cash on behalf of its third party food and beverage concessionaire which is not remitted until after period end and is presented separately from cash flows from operating activities on the Consolidated Statements of Cash Flows. There are no specific limitations, restrictions or other holding requirements for such cash.

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

The effective tax rates for the three and nine months ended September 30, 2014 were 50.9% and 40.4%, respectively. The effective tax rates for the three and nine months ended September 30, 2014 reflect income tax expense of $2.5 million associated with a recovery settlement further described in Note 1 - Discontinued Oil and Gas Activities. The effective tax rates for the three and nine months ended September 30, 2014 excluding the settlement impact were 37.4% and 36.5%, respectively. The third quarter 2014 tax rate as compared to 2013 also reflects lower effective state income tax rates. The Company’s consolidated financial statements for the nine months ended September 30, 2014 reflect a reduction of accrued interest and penalties for estimated income tax liabilities, which decreased income tax expense and deferred income taxes, of approximately $397,000. Although various previous reporting periods were over accrued, the Company believes the impact was not material to prior or current periods. In the three and nine months ended September 30, 2014, current income taxes payable were reduced by approximately $10.1 million and $31.5 million through utilization of current deferred income tax assets described below.

The effective tax rates for the three and nine months ended September 30, 2013 was 38.9% and 36.4%, respectively, excluding the negative impact of recording tax benefits of approximately $2.3 million related to the second quarter 2013 goodwill impairment charge of $89.0 million (a significant portion had no tax benefit) as further described in Note 4 and non-recurring benefits of state income tax restructuring and tax law changes. The effective tax rates for the three and nine months ended September 30, 2013 reflect a non-recurring tax benefit of $1,667,000 resulting from certain state income tax law changes effective September 1, 2013. The effective tax rate for the nine months ended September 30, 2013 reflects a non-recurring tax benefit of $4,056,000 resulting from strategic state tax restructuring in the first quarter 2013.

Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of September 30, 2014 and December 31, 2013, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. As of September 30, 2014, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. There was no change or activity for unrecognized tax benefits during the three or nine months ended September 30, 2014 or 2013. Interest and penalties on uncertain tax positions of $15,000 were recognized in the three months ended September 30, 2014, $468,000 was derecognized in the nine months ended September 30, 2014, and $18,000 and $55,000 were recognized in the three and nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, the Company had $376,000 and $844,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2013 by the California Franchise Tax Board, and 2010 through 2013 by all other taxing jurisdictions to which the Company is subject. The Kentucky Department of Revenue has completed examining the Company’s 2009, 2010, 2011 and 2012 state tax returns with no material adjustments.

Anticipated Income Tax Benefit From Equity Interest Abandonment – On January 31, 2014, the Company abandoned its interest and rights in MA as previously described above. The Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company intends to recognize tax losses that will be reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law to fully utilize these tax losses. As such, the Company recognized an income tax benefit of $49.3 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance.

The Company believes it is more likely than not that its filing position would be sustained based on its technical merits upon examination with taxing authorities that have full knowledge of all relevant information. The Company reached this conclusion based on the use of outside legal counsel and other tax consultants and the potential to utilize tax losses. Under applicable accounting guidance, tax positions are measured at the largest amount of benefit that is greater than 50 percent likely (or more-likely-than not) of being ultimately realized. As such, the full anticipated tax benefit was recognized because the Company believes that partial sustaining of its tax position by taxing authorities would be an unlikely outcome given the nature of the position. The Company believes it will fully utilize the associated tax losses. Should the Company’s tax position not be fully sustained if examined, a valuation allowance would be required to reduce or eliminate the associated deferred tax assets. Any differences between the final tax outcome and amounts recorded would affect the Company’s income tax provision in the period in which such determination was made.

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended September 30, 2014 and 2013 were $1,819,000 and $1,861,000, and for the nine months ended September 30, 2014 and 2013 were $4,157,000 and $4,384,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $5,381,000 and $5,774,000 for the three months ended September 30, 2014 and 2013, and $13,735,000 and $14,369,000 for the nine months ended September 30, 2014 and 2013. There were no deferred direct-response advertising costs at September 30, 2014 or December 31, 2013.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 (in thousands):

			September 30, 2014		December 31, 2013
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$104,083	$104,083	$97,343	$97,343
Floating rate notes receivable	2	NR	1,520	1,520	2,005	2,005
Cash surrender values	2	NR	5,162	5,162	4,937	4,937

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	150,000	150,000	210,000	210,000
6.75% Senior Notes Payable due 2019	1	NR	253,578	261,250	254,197	265,000
Other long-term debt	2	NR	1,790	1,790	2,792	2,792

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Property and Equipment – In the second quarter 2014, the Company recorded accelerated depreciation on certain damaged BMS assets of $651,000 and certain retired NHMS assets of $1,131,000. NHMS removed approximately 7,000 low demand seats and is using the area for premium hospitality and advertising. The Company’s consolidated financial statements for the nine months ended September 30, 2014 reflect a gain from involuntary conversion of certain TMS property, increasing property and equipment and other income, net by approximately $985,000. Although this gain should have been recorded in an earlier period, the Company believes the impact was not material to prior or current periods.

Deferred Income – TMS, in conjunction with the Fort Worth Sports Authority (FWSA), has an oil and gas mineral rights lease agreement and a joint exploration agreement with the FWSA, which among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 was accreted into other operating revenue over an associated two-year agreement term on a straight-line basis, with $803,000 and $2,408,000 recognized in the three and nine months ended September 30, 2013 ($0 in the three and nine months ended September 30, 2014).

Although the initial agreement term expired in December 2013, the lessee had initiated drilling activities prior to expiration, resulting in the long-term lease remaining enforceable as long as drilling or extraction related activities continue or certain prices levels are met. This lease agreement was extended and oil and gas extraction has commenced in 2014, which entitles TMS to stipulated stand-alone and shared royalties. During the three and nine months ended September 30, 2014, TMS received and recognized royalty payments of $1,099,000 and $1,499,000 under the extended lease agreement. The lessee has recently expanded production capacity, including an increased number of extraction wells. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will be maintained or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts if any, or timing, of possible future royalty payments to TMS. As of September 30, 2014 and December 31, 2013, there was no deferred income associated with the expired or extended agreements.

In late 2013, BMS announced plans to host a collegiate football game in September 2016. As of September 30, 2014 and December 31, 2013, advance revenues and associated direct expenses were not significant. Under the similar accounting policy for event revenues and expenses described above, the Company plans to continue to defer advance revenues and direct expenses pertaining to this event until held.

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

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	September 30,	December 31,
	2014	2013
Finished race cars, parts and accessories	$5,257	$5,372
Souvenirs and apparel	2,895	2,409
Micro-lubricant® and other	833	824
Total	$8,985	$8,605

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

The 2014 annual assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for race date event sanctioning and renewal agreements associated with NHMS acquired in 2008. The excess of estimated fair value over associated carrying values for those material nonamortizable agreements was found to be less than those associated with other reporting units, resulting in heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Among other factors, the latest assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management assumed that annual increases in contracted NASCAR broadcasting rights revenues beginning in 2015 through 2024 would approximate those reflected in the recently negotiated multi-year contracts and announced by NASCAR. Management also assumed annual increases in associated NASCAR event management (purse and sanction) fees would approximate historical and 2015 contracted rates. The current eight-year and upcoming 2015 broadcasting agreements provide the Company with annual increases in NASCAR event management fees averaging slightly less than 3% per year. NASCAR event management fees for years after 2015 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment. As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. Should this reporting unit or associated indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges.

Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Management also believes the Company’s operational and cash flow forecasts support its conclusions that no unrecognized impairment exists as of September 30, 2014. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

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

Other Information - There were no changes in the gross carrying value of goodwill or other intangible assets during the nine months ended September 30, 2014. At September 30, 2014, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $146.2 million. As of September 30, 2014 and December 31, 2013, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable raceevent sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	100	$(72)	28	100	$(58)	42	5-6
Total	$395,013	$(72)	$394,941	$395,013	$(58)	$394,955

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

During the three and nine months ended September 30, 2014, the Company repaid $20,000,000 and $60,000,000 of Term Loan borrowings. At September 30, 2014 and December 31, 2013, outstanding borrowings under the Credit Facility were $150,000,000 and $210,000,000 (all Term Loan borrowings). At September 30, 2014 and December 31, 2013, outstanding letters of credit amounted to $882,000 and $887,000. Interest is based, at the Company’s option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The 2013 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The 2013 Credit Facility requires that the Company maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings before interest and taxes (EBIT) to interest expense, contains other affirmative and negative financial covenants and restrictions, and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

2019 Senior Notes –The Company’s 6¾% senior notes consist of aggregate principal of $150,000,000 issued at par in 2011 and $100,000,000 issued at 105% of par in an add-on offering in 2013, with interest payments due semi-annually on February 1 and August 1, maturing in February 2019, and governed by the same indenture (the 2019 Senior Notes). All notes were initially issued in private placement offerings and subsequently exchanged for substantially identical notes registered under the Securities Act. As of September 30, 2014 and December 31, 2013, the 2019 Senior Notes carrying value of $253,578,000 and $254,197,000 includes unamortized issuance premium of $3,578,000 and $4,197,000, respectively.

Other Notes Payable – Long-term debt includes a non-interest bearing debt obligation, payable in 60 monthly installments of $125,000, associated with the Company's acquisition of KyS. As of September 30, 2014 and December 31, 2013, their combined carrying values of $1,790,000 and $2,792,000 reflect discounts of $85,000 and $208,000, respectively, based on an effective interest rate of 7%.

2013 Early Redemption of 2016 Senior Notes – As described above, the Company issued $100,000,000 of additional 6¾% Senior Notes due in 2019 and amended its Credit Facility in 2013. Effective June 1, 2013, the Company redeemed all outstanding 8¾% senior notes (the 2016 Senior Notes) in aggregate principal amount of $275,000,000 at 104.375% of par plus accrued interest. The 2016 Senior Notes originally issued at 96.8% of par were scheduled to mature in June 2016, with interest payments due June 1 and December 1. The Company used Term Loan borrowings of $250,000,000 and cash on hand of $37,081,000 to fund the redemption, including redemption premium and transaction costs. The loss on early debt redemption and refinancing for the nine months ended September 30, 2013 represents a second quarter 2013 charge to earnings of $18.5 million, before income taxes of approximately $6.8 million, for associated redemption premium, unamortized net deferred loan costs and issuance discount, and transaction costs.

Other Terms and Conditions – The 2013 Credit Facility and 2019 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities. The 2013 Credit Facility and 2019 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of September 30, 2014. See Note 6 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report for additional information on these debt agreements, including dividend, redemption, right of payment provisions, and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2014	2013	2014	2013
Gross interest costs	$5,478	$6,025	$16,692	$26,526
Less: capitalized interest costs	(77)	(23)	(276)	(112)
Interest expense	5,401	6,002	16,416	26,414
Interest income	(43)	(52)	(131)	(313)
Interest expense, net	$5,358	$5,950	$16,285	$26,101
Weighted-average interest rate on Credit Facility borrowings	2.0%	2.2%	2.1%	2.2%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted income (loss) per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2014	2013	2014	2013
Income (loss) from continuing operations applicable to common stockholders and assumed conversions	$9,017	$12,362	$38,151	$(56,755)

Weighted average common shares outstanding	41,372	41,395	41,396	41,416
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	16	18	20	15
Weighted average common shares outstanding and assumed conversions	41,388	41,413	41,416	41,431

Basic earnings (loss) per share	$0.22	$0.30	$0.92	$(1.37)
Diluted earnings (loss) per share	$0.22	$0.30	$0.92	$(1.37)
Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	686	826	637	869

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares (increased from 4,000,000 shares with Board of Director approval on February 12, 2014) of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2014, the Company repurchased 51,000 and 113,000 shares of common stock for $916,000 and $2,088,000. As of September 30, 2014, the Company could repurchase up to an additional 1,005,000 shares under the current authorization.

During the three and nine months ended September 30, 2014, approximately 26,000 shares of common stock were delivered to the Company at an average price per share of $20.07 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. As of and through September 30, 2014, treasury stock includes 143,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – To date in 2014, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 12, 2014	April 15, 2014	July 17, 2014	October 16, 2014
Record date	February 28, 2014	May 16, 2014	August 15, 2014	November 14, 2014
Paid or payable to shareholders	March 14, 2014	June 6, 2014	September 5, 2014	December 5, 2014
Aggregate quarterly cash dividend	$6,240	$6,216	$6,207	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at September 30, 2014 and December 31, 2013 include $2,786,000 and $3,294,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before September 30, 2015 is classified as a noncurrent asset. Changes in the amount due from December 31, 2013 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses and repayments. The amounts due were reduced from shared expenses and repayments (in 2014), net of accrued interest, by $104,000 and $97,000 in the three months ended September 30, 2014 and 2013, and $508,000 and $288,000 in the nine months ended September 30, 2014 and 2013. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at September 30, 2014 and December 31, 2013 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before September 30, 2015.

Certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $164,000 and $166,000 in the three months ended September 30, 2014 and 2013, and $497,000 and $496,000 in the nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, amounts owed to these affiliated companies were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company's Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $10,000 and $22,000 in the three months ended September 30, 2014 and 2013, and $171,000 and $61,000 in the nine months ended September 30, 2014 and 2013. There were no vehicles sold to SAI in the three or nine months ended September 30, 2014 or 2013. SMI Properties sold merchandise to SAI totaling $141,000 and $152,000 in the three months ended September 30, 2014 and 2013, and $474,000 and $501,000 in the nine months ended September 30, 2014 and 2013. Amounts due from SAI at September 30, 2014 and December 31, 2013 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $582,000 and $512,000 in the three months ended September 30, 2014 and 2013, and $1,645,000, and $1,534,000 in the nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, approximately $178,000 and $154,000 was due from SAI to Oil-Chem and is reflected in current assets.

The foregoing related party balances as of September 30, 2014 and December 31, 2013, and transactions for the three and nine months ended September 30, 2014 and 2013, are summarized below (in thousands):

	September 30,	December 31,
	2014	2013
Notes and other receivables	$3,039	$3,522
Amounts payable to affiliates	2,594	2,594

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2014	2013	2014	2013
Merchandise and vehicle purchases	$10	$141	$405	$642
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	818	1,244	2,665	3,990
Rent expense	164	166	497	496
Interest income	17	24	54	73
Interest expense	26	26	76	76

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against the Swift Defendants on December 29, 2010. SMIL reached a negotiated settlement with BNP France on August 28, 2014, with SMIL dismissing its claims against BNP France on September 12, 2014. SMIL continues to pursue a default judgment against Bronwen, Bronwen UK and Dr. Ndiomu, although the likelihood of recovery of additional amounts in this matter is uncertain.

On May 17, 2013, Gary Gaylor filed a lawsuit against AMS and SMI. The lawsuit was filed in the United States District Court for the Northern District of Georgia and alleges violations under Title III of the Americans with Disabilities Act. The Plaintiff alleged that he attended events at AMS on April 5 and 26, 2013. The Plaintiff alleged serious difficulty in accessing goods and utilizing services at AMS due to various alleged physical barriers. The Plaintiff sought remediation of the alleged barriers. AMS and SMI filed a responsive pleading in this matter June 14, 2013, denying the material allegations of the complaint, and further stating that SMI is not a proper party to the lawsuit. AMS and SMI reached a negotiated settlement with the Plaintiff on August 22, 2014, with the matter dismissed on September 3, 2014. The settlement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009 – The 2004 Stock Incentive Plan (the 2004 Plan) terminated in February 2014 and no awards were granted under this plan in the nine months ended September 30, 2014. Previously granted awards under the 2004 Plan consisted of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. All stock options granted under the 2004 Plan had an exercise price equal to the market value of the underlying common stock at grant date, expire ten years from grant date and vested immediately or in equal installments over three years, and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and restricted stock units to the Company’s President and Chief Operating Officer in each of the nine months ended September 30, 2014 and 2013. The 2014 grants were awarded under the 2013 Plan and the 2013 grants were awarded under the 2004 Plan which is now terminated as described above. All grants under both plans are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target. The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan for the indicated periods (shares in thousands):

	Nine Months Ended September 30:
	2014		2013
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	59	59	60	60
Granted	35	35	35	35
Vested	(27)	(27)	(24)	(24)
Forfeited	(3)	(3)	(12)	(12)
Outstanding, end of period	64	64	59	59

In the nine months ended September 30, 2014 and 2013, the Company repurchased 26,000 and 25,000 shares of common stock for $523,000 and $418,000 from executive management employees to settle income taxes on 54,000 and 48,000 shares that vested during the period, respectively. Additionally, the Company awarded 4,500 shares of restricted stock to a non-executive management employee during the nine months ended September 30, 2014 under the 2013 Plan.

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

Employee Stock Purchase Plan – No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2014 or 2013.

Share-Based Payments – The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2014 or 2013 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the nine months ended September 30, 2014 or 2013. A total of 3,000 and 5,500 stock options previously granted under the 2004 Plan were exercised in the nine months ended September 30, 2014 and 2013, respectively, at an exercise price of $15.83.

Share-based compensation cost for the three months ended September 30, 2014 and 2013 totaled $682,000 and $562,000, before income taxes of $255,000 and $219,000, and for the nine months ended September 30, 2014 and 2013 totaled $1,990,000 and $1,642,000, before income taxes of $726,000 and $598,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at September 30, 2014 or December 31, 2013. As of September 30, 2014, there was approximately $2,197,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.8 year. As of September 30, 2014, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

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

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following tables present segment information on continuing operations (in thousands):

	Three Months Ended September 30:
	2014			2013
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$134,698	$5,139	$139,837	$133,607	$3,893	$137,500
Depreciation and amortization	13,493	47	13,540	13,858	55	13,913
Segment operating income	22,256	1,394	23,650	23,039	393	23,432
Capital expenditures	–	–	–	–	–	–

	Nine Months Ended September 30:
	2014			2013
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$385,839	$14,417	$400,256	$384,223	$14,262	$398,485
Depreciation and amortization	42,307	144	42,451	41,304	172	41,476
Impairment of goodwill (Note 4)	–	–	–	89,037	–	89,037
Segment operating income (loss)	75,183	2,577	77,760	(7,278)	2,163	(5,115)
Capital expenditures	19,597	50	19,647	9,837	38	9,875

	September 30, 2014			December 31, 2013
Other intangibles	$394,941	–	$394,941	$394,955	–	$394,955
Goodwill	49,680	–	49,680	49,680	–	49,680
Total assets	1,715,342	25,211	1,740,553	1,761,698	24,562	1,786,260

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2014	2013	2014	2013
Total segment operating income (loss)	$23,650	$23,432	$77,760	$(5,115)
Adjusted for:
Interest expense, net	(5,358)	(5,950)	(16,285)	(26,101)
Loss on early debt redemption and refinancing (Note 5)	–	–	–	(18,467)
Other income (expense), net	61	37	2,487	(206)
Consolidated income (loss) before income taxes	$18,353	$17,519	$63,962	$(49,889)

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

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The operating results for the three and nine months ended September 30, 2014 and 2013 are not indicative of results that may be expected for future periods because of such seasonality.

Set forth below is certain comparative summary information with respect to our scheduled major NASCAR-sanctioned racing events (Sprint Cup and Nationwide Series) for 2014 and 2013.

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

General Factors and Current Operating Trends – Our year-to-date results for the 2014 race season reflect smaller decreases in admissions, and many of our event related revenue categories reflect stabilizing revenues, as well as higher track rentals, luxury suite and other event related revenue categories, on a year-over-year comparable event basis. Our year-to-date 2014 results also reflect decreases in certain marketing arrangements and radio and ancillary broadcasting revenues as compared to last year. Management believes many of our revenue categories continue to be negatively impacted by ongoing weak consumer and corporate spending, including high underemployment in certain demographic groups, high food and health-care costs, and other economic factors. Management also believes admissions and certain event related revenues and expenses were negatively impacted by poor weather surrounding first quarter 2014 NASCAR racing events held at BMS, including its rain delayed Sprint Cup race, and second quarter 2014 NASCAR racing events held at TMS, including its rain postponed and rescheduled Sprint Cup race.

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

Ongoing Expanded Marketing and Promotional Efforts – For our 2014 events, similar to 2013, management continues to maintain many reduced ticket prices and offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of these adverse economic conditions. Many of our fans are purchasing tickets closer to event dates. We have increased promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment.

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

Ongoing Improvements in Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. In 2014, NASCAR announced a new championship format that puts greater emphasis on winning races all season long, expands the current Chase for the NASCAR Sprint Cup field to 16 drivers from 12 and implements a new round-by-round advancement format, and new group qualifying formats which more closely emulate actual on-track competition. NASCAR also has made changes to race car set-ups, spoilers and other configurations to increase racing competition. NASCAR recently introduced a special race car paint scheme for Sprint Cup “Chase” contenders as visible symbols of the new Chase format and easier fan identification. Beginning in 2015, NASCAR is changing the qualifying rules for its Nationwide and Camping World Truck Series to resemble that of the Sprint Cup Series, limiting the starting field for the Truck Series to 32, and the last names of drivers will be featured on car and truck back windows of all three major series to help fans better identify drivers. NASCAR recently announced new 2015 rules for Sprint Cup Series racing, including the use of tapered spacer plates to reduce horsepower by up to 200 HP, reduced spoiler sizes and softer tires, among other changes, to enhance on-track racing competition. Also, NASCAR continues to explore new engine packages and other race car changes in ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers.

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

Reaffirmed 2014 Earnings Guidance – In connection with our third quarter 2014 earnings release, management reaffirmed its previous full year 2014 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing negative impact of difficult and uncertain economic conditions, among other factors. Higher fuel, health-care and food costs and continued underemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below helps in understanding and comparing our results of operations. As further described above in “Near-term Operating Factors”, management believes admissions and many event related revenue categories and other operating revenues continue to be negatively impacted by ongoing weak economic conditions. Management also believes admissions and certain event related revenues and expenses were negatively impacted by poor weather surrounding first quarter 2014 NASCAR racing events held at BMS, including its rain delayed Sprint Cup race, and second quarter 2014 NASCAR racing events held at TMS, including its rain postponed and rescheduled Sprint Cup race. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs. The more significant racing schedule changes for the three and nine months ended September 30, 2014 as compared to 2013 include:

•	NHMS held one NASCAR Camping World Truck Series racing event in the third quarter 2014 that was not held in 2013
•	TMS held one Red Bull Air Race World Championship event in the third quarter 2014 that was not held in 2013
•	Poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race held at BMS in the first quarter 2014
•	Poor weather resulted in postponing and rescheduling one NASCAR Sprint Cup race held at TMS in the second quarter 2014

Non-GAAP Financial Information and Reconciliation – Income from continuing operations, and diluted earnings per share from continuing operations, as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP, all net of taxes. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. See Notes to the accompanying Consolidated Financial Statements as indicated below for additional information on these non-GAAP adjustments.

Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss or diluted earnings or loss per share, or income or loss or diluted earnings or loss per share from continuing operations, determined in accordance with GAAP. Individual quarterly per share amounts may not be additive due to rounding. Amounts below are in thousands except per share amounts.

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Consolidated net income (loss) using GAAP	$14,995	$12,294	$44,061	$(56,885)
(Income) loss from discontinued operations and associated income taxes on recovery settlement (Notes 1 and 2)	(3,509)	68	(3,441)	130
Non-recurring insurance recovery gain, net of accelerated depreciation on damaged assets (Note 2)	--	--	(380)	--
Accelerated depreciation on retired assets (Note 2)	--	--	712	--
Gain from involuntary property conversion (Note 2)	--	--	(620)	--
Impairment of goodwill (Note 4)	--	--	--	86,696
Loss on early debt redemption and refinancing (Note 5)	--	--	--	11,619
Decrease in accrued interest and penalties on estimated income tax liabilities (2014), and non-recurring benefits of state income tax restructuring and tax law changes (2013) (Note 2)	--	(1,664)	(397)	(5,720)
Non-GAAP consolidated net income from continuing operations	$11,486	$10,698	$39,935	$35,840

Consolidated diluted earnings (loss) per share using GAAP	$0.36	$0.30	$1.06	$(1.37)
(Income) loss from discontinued operations and associated income taxes on recovery settlement	(0.08)	0.00	(0.08)	0.00
Non-recurring insurance recovery gain, net of accelerated depreciation on damaged assets	--	--	(0.01)	--
Accelerated depreciation on retired assets	--	--	0.02	--
Gain from involuntary property conversion	--	--	(0.02)	--
Impairment of goodwill	--	--	--	2.09
Loss on early debt redemption and refinancing	--	--	--	0.28
Decrease in accrued interest and penalties on estimated income tax liabilities (2014), and non-recurring benefits of state income tax restructuring and tax law changes (2013)	--	(0.04)	(0.01)	(0.14)
Non-GAAP consolidated diluted earnings per share from continuing operations	$0.28	$0.26	$0.96	$0.86

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Total Revenues for the three months ended September 30, 2014 increased by $2.3 million, or 1.7%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended September 30, 2014 decreased by $2.0 million, or 6.1%, from such revenue for the same period last year. This decrease is due primarily to lower overall attendance at NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by NHMS hosting a NASCAR Truck Series racing event, and TMS hosting a Red Bull Air Race World Championship event, in the current period that were not held last year.

Event Related Revenue for the three months ended September 30, 2014 increased by $1.5 million, or 3.9%, over such revenue for the same period last year. This increase was due primarily to TMS hosting a Red Bull Air Race World Championship event, and to a lesser extent NHMS hosting a NASCAR Truck Series racing event, in the current period that were not held last year. The increase also reflects higher luxury suite rentals and sponsorship revenues associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis, and higher track rental revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the three months ended September 30, 2014 increased by $2.6 million, or 4.3%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended September 30, 2014 increased by $264,000, or 4.1%, over such revenue for the same period last year. This increase is due primarily to current period royalty revenues under a recently extended lease agreement associated with TMS’s long-term oil and gas mineral rights exploration and extraction activities. The overall increase was partially offset by December 2013 expiration of an initial two-year agreement term associated with those TMS activities. See Note 2 (Deferred Income) to the Consolidated Financial Statements for additional information on these TMS activities.

Direct Expense of Events for the three months ended September 30, 2014 decreased by $456,000, or 1.3%, from such expense for the same period last year. This decrease reflects lower advertising and other operating costs associated with certain NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by operating costs associated with the NASCAR Truck Series race held at NHMS in the current period that was not held last year.

NASCAR Event Management Fees for the three months ended September 30, 2014 increased by $1.4 million, or 3.8%, over such expense for the same period last year. This increase reflects higher annual contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events held in the current period, and NHMS hosting a NASCAR Truck Series race in the current period that was not held last year.

Other Direct Operating Expense for the three months ended September 30, 2014 increased by $47,000, or 1.2%, over such expense for the same period last year. This increase reflects a combination of individually insignificant items in the current period.

General and Administrative Expense for the three months ended September 30, 2014 increased by $1.5 million, or 6.1%, over such expense for the same period last year. This increase is due primarily to higher legal, repair, maintenance and utility costs, in addition to current period wage cost inflation.

Depreciation and Amortization Expense for the three months ended September 30, 2014 decreased by $373,000, or 2.7%, from such expense for the same period last year. This decrease is due primarily to certain assets now being fully depreciated.

Interest Expense, Net for the three months ended September 30, 2014 was $5.4 million compared to $5.9 million for the same period last year. This change reflects lower total outstanding debt and, to a lesser extent, lower interest rates on Credit Facility borrowings in the current period as compared to the same period last year.

Other Income, Net for the three months ended September 30, 2014 was $61,000 compared to $37,000 for the same period last year. This change is due to a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the three months ended September 30, 2014 was 50.9%. The higher 2014 tax rate reflects income tax expense associated with discontinued oil and gas activities as further described in Note 1 to the Consolidated Financial Statements. The effective tax rate for the current period excluding the settlement impact was 37.4%. Our effective income tax rate for the three months ended September 30, 2013 was 38.9%, excluding certain non-recurring benefits of state income tax law changes. The overall higher rate in the current period was partially offset by lower effective state income tax rates.

Income From Discontinued Operation for the three months ended September 30, 2014 reflects recovery of $6.0 million of previously reserved receivables through favorable settlements as further described in Note 8 to the Consolidated Financial Statements. Also, legal fees and other costs associated with efforts to recover previously reserved receivables were incurred in the three months ended September 30, 2014 and 2013.

Net Income for the three months ended September 30, 2014 was $15.0 million compared to $12.3 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Total Revenues for the nine months ended September 30, 2014 increased by $1.8 million, or 0.4%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the nine months ended September 30, 2014 decreased by $5.6 million, or 6.3%, from such revenue for the same period last year. This decrease is due primarily to lower overall attendance at NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by NHMS hosting a NASCAR Truck Series racing event, and TMS hosting a Red Bull Air Race World Championship event, in the current period that were not held last year.

Event Related Revenue for the nine months ended September 30, 2014 increased by $1.2 million, or 1.0%, over such revenue for the same period last year. This increase is due primarily to higher track rental revenues at certain Company speedways, and TMS hosting a Red Bull Air Race World Championship and, to a lesser extent, NHMS hosting a NASCAR Truck Series event in the current period that were not held last year. The increase also reflects higher luxury suite rentals in the current period as compared to the same period last year. The overall increase was partially offset by decreases in certain marketing agreement and radio broadcasting revenues associated with NASCAR-sanctioned racing events on a comparable year-over-year event basis.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2014 increased by $7.2 million, or 4.2%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the nine months ended September 30, 2014 decreased by $970,000, or 4.2%, from such revenue for the same period last year. This decrease is due primarily to lower Oil-Chem and Legend Cars revenues in the current period as compared to the same period last year. The decrease also reflects the December 2013 expiration of an initial two-year agreement term associated with TMS’s long-term oil and gas mineral rights exploration and extraction activities. The overall decrease was partially offset by current period royalty revenues under a recently extended lease agreement associated with those TMS activities. See Note 2 (Deferred Income) to the Consolidated Financial Statements for additional information on these TMS activities.

Direct Expense of Events for the nine months ended September 30, 2014 increased by $288,000, or 0.3%, over such expense for the same period last year. This increase is due primarily to higher operating costs associated with certain NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The overall increase was partially offset by lower advertising costs associated with certain NASCAR-sanctioned racing events on a comparable year-over-year event basis.

NASCAR Event Management Fees for the nine months ended September 30, 2014 increased by $2.9 million, or 2.7%, over such expense for the same period last year. This increase reflects higher annual contractual race event management fees for NASCAR-sanctioned racing events held in the current period, and to a lesser extent, NHMS hosting a NASCAR Truck Series race in the current period that was not held last year.

Other Direct Operating Expense for the nine months ended September 30, 2014 decreased by $341,000, or 2.4%, from such expense for the same period last year. This decrease reflects lower operating costs associated with lower Oil-Chem revenues and a combination of individually insignificant items in the current period.

General and Administrative Expense for the nine months ended September 30, 2014 increased by $4.1 million, or 5.9%, over such expense for the same period last year. This increase is due primarily to higher utility, legal, repair, maintenance, and insurance costs, in addition to current period wage cost inflation.

Depreciation and Amortization Expense for the nine months ended September 30, 2014 increased by $975,000, or 2.4%, over such expense for the same period last year. This increase reflects accelerated depreciation on certain damaged property and retired assets in the second quarter 2014 as further described in Note 2 to the Consolidated Financial Statements. The overall increase was partially offset by lower depreciation due to certain assets now being fully depreciated.

Interest Expense, Net for the nine months ended September 30, 2014 was $16.3 million compared to $26.1 million for the same period last year. This change reflects second quarter 2013 redemption of higher interest rate 2016 8¾% Senior Notes with lower interest rate Credit Facility borrowings, and lower total outstanding debt in the current period as compared to the same period last year.

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

Other Income, Net for the nine months ended September 30, 2014 was $2.5 million compared to Other Expense, Net of $206,000 for the same period last year. This change reflects net gains related to involuntary conversion of certain TMS property and insurance recovery for certain damaged BMS property, lower unused loan commitment fees and a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the nine months ended September 30, 2014 was 40.4%, including derecognition of certain accrued interest and penalties. The higher 2014 tax rate reflects income tax expense associated with discontinued oil and gas activities as further described in Note 1 to the Consolidated Financial Statements. The effective tax rate for the current period excluding the settlement impact was 36.5%. Our effective income tax rate for the nine months ended September 30, 2013 was 36.4%, excluding the negative impact of recording no tax benefit related to a significant portion of the goodwill impairment charge and certain non-recurring benefits of state income tax restructuring and tax law changes.

Income From Discontinued Operation for the nine months ended September 30, 2014 reflects recovery of $6.0 million of previously reserved receivables through favorable settlements as further described in Note 8 to the Consolidated Financial Statements. Also, legal fees and other costs associated with efforts to recover previously reserved receivables were incurred in the nine months ended September 30, 2014 and 2013.

Net Income for the nine months ended September 30, 2014 was $44.1 million compared to a net loss of $56.9 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the nine months ended September 30, 2014 resulted primarily from:

(1)	net cash provided by operations amounting to $107.2 million
(2)	repayments of long-term debt amounting to $61.1 million
(3)	payment of quarterly cash dividends amounting to $18.7 million
(4)	repurchases of common stock amounting to $2.6 million
(5)	cash outlays for capital expenditures amounting to $19.6 million
(6)	proceeds from insurance recovery and sales of property and equipment amounting to $1.4 million

The Company had the following contractual obligations as of September 30, 2014 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event income	$51,273	$51,273	–	–	–
Long-term debt, bank credit facility and senior notes(2)	405,368	13,920	$25,371	$366,077	–
Payable to affiliate	2,594	–	–	–	$2,594
Other liabilities	3,011	–	–	3,011	–
Interest on fixed rate debt obligations(3)	73,209	16,955	33,754	22,500	–
Deferred income taxes(4)	376,260	–	–	–	376,260
Interest on floating rate credit facility debt(3)	9,067	3,018	5,265	784	–
NASCAR event management fees(5)	19,796	19,796	–	–	–
Contracted capital expenditures(1)	1,497	1,497	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	3,393	1,263	971	459	700

Total Contractual Cash Obligations	$951,668	$113,922	$65,361	$392,831	$379,554

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of credit	$882	$882	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $554,000 in the nine months ended September 30, 2014); (b) income tax liabilities of approximately $1.4 million as of September 30, 2014 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $19.6 million in the nine months ended September 30, 2014).

(2)

Long-term debt reflects payments under the 2019 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of September 30, 2014, there were no outstanding revolving Credit Facility borrowings. As of September 30, 2014, the Company had availability for borrowing up to an additional $99.1 million, including up to an additional $49.1 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the Term Loan borrowings, 2019 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $150.0 million at September 30, 2014 and a weighted average interest rate of 2.1% for the nine months ended September 30, 2014.

(4)	All non-current deferred income taxes are reflected as due in “more than 5 years” because timing of annual future reversal and payment is not readily determinable at this time.
(5)

NASCAR event management (purse and sanction) fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2015. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR event management fees. Fees for years after 2015 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after September 30, 2014. In October 2014, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in December 2014. Aggregate quarterly cash dividends paid in 2013 totaled approximately $24.9 million.

LIQUIDITY

As of September 30, 2014, our cash and cash equivalents totaled $104.1 million, outstanding borrowings under the Credit Facility totaled $150.0 million (all Term Loan), outstanding letters of credit amounted to $882,000, and the Company had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. At September 30, 2014, net deferred tax liabilities totaled $358.6 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

Our Long-term, Multi-year Contracted Revenues are Significant – Much of our revenue is generated under long-term multi-year contracts, including the new ten-year NASCAR television broadcast agreements starting in 2015 through 2024. The existing eight-year broadcasting agreements have provided us annual contracted revenue increases averaging 3% per year, and our total contracted NASCAR broadcasting revenues are expected to approximate $207 million in 2014. Recent announcements have valued the new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual right fees for the industry and an approximate 46% increase over the current contract annual average of $560 million. Our total contracted NASCAR broadcasting revenues are expected to approximate $217 million for 2015.

Most of our NASCAR Sprint Cup, Nationwide and Camping World Truck Series event sponsorships for the 2015 racing season, and many for years beyond 2015, are already sold. Many of our other sponsorships and corporate marketing contracts are for multiple years. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. While the long-term television broadcasting rights agreements include annual revenue increases over the contract periods, associated annual increases in event management (purse and sanction) fees paid to NASCAR may continue.

General Debt Overview – We reduced total long-term debt by $61.1 million in the nine months ended September 30, 2014 and $58.0 million in 2013 ($53.0 million in 2012) through principal repayment, facilitated in part by various financing transactions. In 2013, we issued $100.0 million of additional 6¾% Senior Notes due in 2019, amended our Credit Facility and redeemed all outstanding $275.0 million of 8¾% Senior Notes. Although our 2013 financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, our amended Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in our 2013 Annual Report for additional information related to our indebtedness and general economic conditions.

Bank Credit Facility – Our Credit Facility among other things now: (i) provides for a five-year $100.0 million senior secured revolving credit facility; (ii) provides for a five-year $250.0 million senior secured term loan; (iii) matures in February 2018; and (iv) allows us to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $100.0 million with certain lender commitment conditions. The amended facility contains limitations, restrictions, security pledges and other terms and conditions that are generally the same as before amendment. Interest is based, at our option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The Term Loan requires minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12.5 million in a twelve-month period on an initial draw of $250.0 million).

2019 Senior Notes – At September 30, 2014, we had 6¾% Senior Notes aggregating $250.0 million in outstanding principal that mature in February 2019, with interest payments due semi-annually on February 1 and August 1. We may redeem some or all of the 2019 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017.

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

We were in compliance with all debt covenants as of September 30, 2014. Management believes the most restrictive financial covenant is the Credit Facility requirement for maintaining maximum financial ratios of funded debt to EBITDA, as defined. The required ratio is no more than 3.50 to 1.0 for the four fiscal quarters ending September 30, 2014; 3.25 to 1.0 for the quarters ending December 31, 2014 through September 30, 2016; and 3.00 to 1.0 for each fiscal quarter thereafter. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2013 Annual Report, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares (increased from 4.0 million shares with Board of Director approval on February 12, 2014) of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2014, we repurchased 113,000 shares of common stock for approximately $2.1 million. As of September 30, 2014, we could repurchase up to an additional 1,005,000 shares under authorization in effect.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At September 30, 2014, we had various construction projects underway. In 2014, we completed installation of a large high-definition video board at TMS, certain wider permanent seating at CMS, construction of a new road course at LVMS and premium “spectator-box” seating and hospitality areas at BMS, and installation of HVAC equipment at BMS. We are constructing a new infield road course at CMS. Similar to 2013, we continue to modernize luxury suites and expand premium hospitality and fan-zone entertainment areas along and close to certain speedway pit roads and grandstands, upgrade restroom and other fan amenities at certain speedway facilities and invest in social media and web application technology to attract and enhance the entertainment experience of our race fans. As of September 30, 2014, we had contractual obligations for capital expenditures of approximately $1.5 million for facility improvements at our various speedways.

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

On February 12, 2014, April 15, 2014 and July 17, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million paid on March 14, 2014, June 6, 2014 and September 5, 2014 (or approximately $18.7 million year-to-date) to shareholders of record as of February 28, 2014, May 16, 2014 and August 15, 2014, respectively. On October 16, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on December 5, 2014 to shareholders of record as of November 14, 2014. These quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of September 30, 2014, we had aggregate outstanding letters of credit of $882,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements "Fair Value of Financial Instruments" for additional information on our financial instruments and fair value information. As of September 30, 2014, there were $150.0 million in borrowings outstanding under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate notes receivable and debt balances at September 30, 2014 would cause an approximate change in annual interest income of $15,000 and annual interest expense of $1.5 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at September 30, 2014 or December 31, 2013.

Our Credit Facility, among other things, provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $250.0 million senior secured term loan and matures in February 2018. As of September 30, 2014, we had availability for borrowing up to an additional $99.1 million, including $49.1 million in letters of credit, under the revolving Credit Facility. The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of September 30, 2014 and December 31, 2013 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2014	2013	2014	2013
Floating rate notes receivable(1)	$1,520	$2,005	$1,520	$2,005	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	150,000	210,000	150,000	210,000	February 2018
6¾% Senior Notes(3)	253,578	254,197	261,250	265,000	February 2019

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the nine months ended September 30, 2014 and 2013 was 2.1% and 2.2%, respectively.
(3)	Carrying values at September 30, 2014 and December 31, 2013 are reflected net of debt issuance premium of $3.6 million and $4.2 million, respectively.

Other Market Risk - As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $882,000 and $887,000, and no equity price risk, as of both September 30, 2014 and December 31, 2013.

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

In 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released COSO 2013, an update to its Internal Control – Integrated Framework (1992). The COSO 2013 Framework formalizes the principles within the original COSO 1992, incorporates business and operating environment changes over the past two decades, and improves the original 1992 framework’s ease of use and application. We plan to complete our transition to COSO 2013 in the fourth quarter of 2014. We do not expect transition to have a significant impact on our underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the nine months ended September 30, 2014.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009, and February 2014 our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of September 30, 2014, we could repurchase up to an additional 1,005,000 shares under authorization then in effect.

During the nine months ended September 30, 2014, we repurchased 113,000 shares of common stock on the open market for approximately $2.1 million, and 26,000 shares of our common stock were delivered to us at an average price per share of $20.07 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares, and the February 2014 increase in authorized shares for repurchase, are reflected in the following table.

	Issuer Purchases of Equity Securities under Authorized Programs as of September 30, 2014
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	10,000	$19.95	10,000	1,108,000
February 2014	10,000	19.18	10,000	1,098,000
March 2014	36,000	19.97	10,000	1,088,000
First Quarter 2014	56,000	19.66	30,000	1,088,000
April 2014	11,000	18.30	11,000	1,077,000
May 2014	11,000	18.01	11,000	1,066,000
June 2014	10,000	18.34	10,000	1,056,000
Second Quarter 2014	32,000	18.22	32,000	1,056,000
July 2014	11,000	17.98	11,000	1,045,000
August 2014	19,000	17.78	19,000	1,026,000
September 2014	21,000	18.13	21,000	1,005,000
Third Quarter 2014	51,000	17.97	51,000	1,005,000
Total 2014	139,000	$18.78	113,000	1,005,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: October 30, 2014	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2014	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)