Form 10-K
period 2014-12-31
SPEEDWAY MOTORSPORTS INC
filed 2015-03-06
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $214,556,125 based upon the closing sales price of the registrant’s common stock on June 30, 2014 of $18.25 per share. At March 2, 2015, 41,300,191 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 2015 are incorporated by reference into Part III of this report.

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2015 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, income taxes, sponsorships, financing needs and costs, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in this Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

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

PART I

ITEM 1. BUSINESS

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate eight first-class racing facilities in four of the top-ten media markets in the United States through our subsidiaries: Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Charlotte Motor Speedway (“CMS”), Kentucky Speedway (“KyS”), Las Vegas Motor Speedway (“LVMS”), New Hampshire Motor Speedway (“NHMS”), Sonoma Raceway (“SR”), and Texas Motor Speedway (“TMS”). SMI was incorporated in the State of Delaware in 1994. We also:

•	provide souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries
•	provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary
•	distribute wholesale and retail motorsports and other sports-related souvenir merchandise and apparel through our SMI Properties and SMI Trackside subsidiaries
•	manufacture and distribute smaller-scale, modified racing cars and parts through our US Legend Cars International subsidiary (“Legend Cars”) (formerly known as 600 Racing)

In 2015, we currently plan to promote the following racing events:

•	thirteen National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned Sprint Cup Series (“Sprint Cup”) stock car racing events
•	eleven NASCAR-sanctioned Xfinity (formerly Nationwide) Series (“Xfinity”) racing events
•	eight NASCAR-sanctioned Camping World Truck Series racing events
•	three NASCAR-sanctioned K&N Pro Series racing events
•	four NASCAR-sanctioned Whelen Modified Tour racing events
•	two IndyCar Series (“IndyCar”) racing events
•	six major National Hot Rod Association (“NHRA”) racing events
•	three World of Outlaws (“WOO”) racing events
•	one Automobile Racing Club of America (“ARCA”) racing event
•	several other races and events

In 2015, the NASCAR Nationwide Series became the NASCAR Xfinity Series and that naming convention is used throughout this document.

RECENT DEVELOPMENTS

Listed below are certain recent developments that affect or may affect our business. These developments are further discussed in the indicated sections within this report:

•	new expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement beginning in 2015 through 2024 (discussed below in “NASCAR Broadcasting Rights”)
•

reduced interest costs anticipated from 2015 debt refinancing and redemption transactions (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”)

•	continued constraint in capital expenditures anticipated for 2015 (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”)
•	anticipated income tax benefits from abandoned interest in Motorsports Authentics merchandising joint venture (discussed in Notes 2 and 8 to the Consolidated Financial Statements)
•	removal of seating and suites for managing facility capacity at certain speedways (discussed below in “Operating Strategy” and Note 4 to the Consolidated Financial Statements)

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top-ten media markets. At December 31, 2014, our total permanent seating capacity of approximately 808,000, with 763 luxury suites, was located at the following facilities:

Speedway(1)	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites(2)(4)	Permanent Seating(3)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	820	1.5	93	71,000	(4)	Atlanta – 9
Bristol Motor Speedway	Bristol, TN	670	0.5	196	146,000		Tri-Cities – 97
Charlotte Motor Speedway	Concord, NC	1,310	1.5	75	89,000	(4)	Charlotte – 24
Kentucky Speedway	Sparta, KY	990	1.5	38	107,000		Cincinnati – 36
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	123,000		Las Vegas – 41
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	38	88,000	(4)	Boston – 7
Sonoma Raceway	Sonoma, CA	1,600	2.5	27	47,000	(5)	San Francisco – 6
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	137,000		Dallas-Fort Worth – 5
				763	808,000

(1)	References to “our” or “eight” speedways exclude North Wilkesboro Speedway, which we also own and presently has no significant operations.
(2)	Excluding dragway and dirt track suites. From time to time, the number of suites may change due to combining or reconfiguring for marketing purposes.
(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(4)

From time to time, we may reduce the number of permanent seats to offer wider seating, improved sight lines, for managing facility capacity or other marketing or alternative development purposes. Reflects recent removal of low demand seats and suites at AMS, CMS and NHMS.

(5)	SR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.

We derive revenues principally from the following activities:

•	licensing of network television, cable television and radio rights to broadcast racing events
•	sales of tickets to motorsports races and other events held at our speedways
•	sales of sponsorships and promotions to companies desiring to advertise or sell their products or services surrounding our events
•	commissions earned on sales of food, beverages and hospitality catering (through a third-party concessionaire)
•	event sales and commissions from motorsports souvenir merchandise
•	rental of luxury suites during events and other track facilities
•	tracks rentals for motorsports and non-motorsports events and activities and driving schools
•	sales of smaller-scale, modified racing cars and parts
•	radio motorsports programming, production and distribution
•	non-event sales of wholesale and retail racing and other sports-related souvenir merchandise and apparel

We have a diversified revenue stream with respect to both our revenue sources and geography. In 2014, admissions, NASCAR broadcasting, other event related revenues, and other operating revenue accounted for 21%, 43%, 30% and 6% of our total revenues, respectively. Many of our event related revenue streams such as sponsorship and other promotional revenues, radio broadcasting, driving schools and track rentals have grown over time through corporate partners involved in many different industries. In 2014, we derived approximately 81% of our total revenue from NASCAR-sanctioned racing events. We also derive revenue from IndyCar, NHRA, WOO, and other racing series events and various non-event merchandising operations. Our eight speedway facilities are strategically positioned in the West, Northeast, and South United States. We believe this diversification better insulates our revenues and profitability from negative economic and geopolitical conditions, as well as unfavorable weather conditions in any one particular market or region of the country.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the new ten-year NASCAR television broadcast agreements starting in 2015 through 2024 as further described below. Many of our other sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Sprint Cup, Xfinity and Camping World Truck Series event sponsorships for the 2015 racing season, and many for years beyond 2015, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. See Notes 1, 2 and 13 to the Consolidated Financial Statements for additional information on our businesses and activities.

INDUSTRY OVERVIEW

NASCAR is universally regarded as one of the world’s most successful sports entertainment properties. NASCAR operates three national series, the Sprint Cup, Xfinity and Camping World Truck Series, as well as various regional racing series with more than 1,200 events in more than 30 US states, Canada, Mexico and Europe. In 2014, NASCAR sanctioned 94 Sprint Cup, Nationwide and Camping World Truck Series races, including the “Chase for the NASCAR Sprint Cup” based on “playoff” races to determine the NASCAR Sprint Cup Series Champion. NASCAR races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience.

We believe corporate interest in the sport has been significantly driven by the attractive demographics and brand-loyalty of the NASCAR fan. The NASCAR fan base is 63% male and 37% female, nearly 40% are between the ages of 18-44 and 1 out of 5 is multicultural. Independent research shows that NASCAR fans are the most brand-loyal fans in major US sports, demonstrating why many Fortune 500 companies choose NASCAR-sanctioned events as part of their marketing strategy, and we believe significant sponsorship opportunities exist. Sponsors are involved in all aspects of the industry, through event entitlement rights, official status designations and direct sponsorship of racing teams. For example, in September 2014, NASCAR announced a ten-year partnership with Comcast's Xfinity brand, which resulted in renaming of the Nationwide Series to the Xfinity Series starting in 2015. In December 2014, Sprint also announced it would not be extending its sponsorship of the NASCAR Sprint Cup Series beyond 2016. NASCAR is currently exploring potential new sponsors for that premier series.

Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe these expanding marketing demographics, intensified media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition as discussed below, provide us and NASCAR with many long-term marketing and future growth opportunities. We believe the increasing value of our premium media content is reflected in the new, stronger ten-year NASCAR broadcasting rights agreements described below.

Nearly 100 million unique viewers tune in to NASCAR programming each season through radio, print, television and digital media. The average NASCAR fan consumes more than seven hours of NASCAR-related media on a weekly basis. In 2014, fan engagement across NASCAR.com, NASCAR mobile web and the NASCAR mobile “app” increased 45% year-over-year as it exceeded one billion aggregate page views. The NASCAR Sprint Cup Series has dominant television ratings among regular season sports from February to July. For 2014, the Series continued as the second highest rated regular-season televised sport, behind only the National Football League. The NASCAR Sprint Cup Series averaged 5.3 million viewers per event on television, and 21 of the 26 regular season events for that series ranked among the top two sports of the weekend on television. In 2013, NASCAR and FOX Deportes, the number one US Latino sports network, provided our NASCAR sport with the most expansive Spanish-language broadcast offering with coverage of 15 NASCAR Sprint Cup Series races. Hispanic viewership of the NASCAR Sprint Cup Series increased by approximately 40% in 2013, and those gains were largely held in 2014. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. Television ratings can impact attendance at our events and sponsorship opportunities.

Ongoing Improvements In Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest.

In 2014, NASCAR introduced a new championship format that put a greater emphasis on winning races throughout the season. It expanded the Chase for the NASCAR Sprint Cup field to 16 drivers from 12 and implemented a round-by-round elimination and advancement format, and a new group qualifying format which more closely emulates actual on-track competition. NASCAR also has made changes to race car set-ups, spoilers and other configurations to increase racing competition. NASCAR recently introduced a special race car paint scheme for Sprint Cup “Chase” contenders as visible symbols of the new Chase format and easier fan identification. In 2014, the NASCAR Camping World Truck Series featured redesigned truck bodies for use in competition by all three manufacturers. Beginning in 2015, NASCAR is changing the qualifying rules for its Xfinity Series and Camping World Truck Series to resemble that of the Sprint Cup Series, limiting the starting field for the Truck Series to 32, and the last names of drivers will be featured on car and truck back windows of all three national series to help fans better identify drivers. NASCAR recently announced new 2015 rules for Sprint Cup Series racing, including the use of tapered spacer plates to reduce horsepower by up to 200 HP, reduced spoiler sizes and softer tires, among other changes, to enhance on-track racing competition. Also, NASCAR continues to explore new engine packages and other race car changes in ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers.

In 2013, car manufacturers Chevrolet, Toyota, and Ford brought brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. This new major car change, referred to as the next generation Sprint Cup car or “Gen-6” program, reflects NASCAR’s efforts to restore manufacturer brand identity and improve on-track racing competition. NASCAR implemented a new qualifying format for the Sprint Cup Series that places a greater emphasis on speed and increased competition, and changed the maximum starting field for the Xfinity Series from 43 to 40 race cars. In recent years, NASCAR implemented competition rules designed to restore “pack racing” at restrictor plate speedways and other refinements such as “double-file restarts”, more consistent race start times, multiple attempts at finishing races under the “green flag” and relaxing on-track rules and regulations. NASCAR also changed the rules of participation so that race car drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Xfinity or Camping World Truck Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season.

NASCAR BROADCASTING RIGHTS

Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received from NASCAR broadcasting rights contracts with various television networks, which is expected to continue for the foreseeable future. The expiring and new ten-year television broadcasting agreements for 2015 through 2024 were negotiated and contracted by NASCAR. Our share of these television broadcast revenues are contracted, and event management (formerly purse and sanction) fees are negotiated, with NASCAR on an annual basis for each of our NASCAR-sanctioned racing events scheduled for the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

New Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreements – We participate in the new ten-year, multi-platform and media partnership agreements with NASCAR, FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) NASCAR Sprint Cup, Xfinity and Camping World Truck Series racing events, as well as certain NASCAR K&N Pro Series and Whelen Modified Tour events, beginning in 2015 through 2024. NASCAR announcements have valued the new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual rights fees for the industry and an approximate 46% increase over the previous contract annual average of $560 million. These new ten-year broadcasting agreements are anticipated to provide us annual contracted revenue increases averaging almost 4% per year, and our contracted 2015 NASCAR broadcasting revenues are expected to approximate $217 million.

These new agreements include various “TV Everywhere” rights that allow 24-hour video-on-demand, expanded live-streaming and re-telecasting of certain races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website, some of which are first-time rights. Also included are the broadcasting rights for Spanish-language broadcasts, website content and other ancillary programming, as well as nightly and weekend NASCAR news and information shows. At this time, NASCAR continues to inform us that our share of net revenues separate from television broadcasting rights for ancillary broadcasting rights continue to be insignificant. Although we believe there is long-term value to those ancillary rights, we do not control the annual profitability shared with industry-wide participants and are unable determine if or when annual revenue amounts may increase. We believe this new and expanded market exposure to younger and widening demographics provides long-term marketing opportunities for our advertisers and other customers, reflecting the increasing value of our premium media content and venues.

Multi-year NASCAR Broadcasting Rights Agreements Prior to 2015 – Prior to 2015, we participated in combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Xfinity and Camping World Truck Series events for 2007 through 2014. NASCAR announced these agreements had an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. These eight-year broadcasting rights arrangements provided us with increases in annual contracted revenues averaging approximately 3% per year, and our 2014 NASCAR broadcasting revenues totaled approximately $207 million.

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

Commitment to Quality and Customer Satisfaction, and Improvement of Existing Facilities – Since the 1970’s, we have continually improved the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in racing and other motorsports activities that we conduct.

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

We have modernized our ticket offices and gift shops to increase fan appeal, and expanded our camping, RV and hospitality facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events. We have built extensive infield media centers, garage and entertainment facilities with modern technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. Our leading-edge facilities also feature modern scoreboards, hillside terrace seats, pit road suites, underground pedestrian tunnels, widened concourses and other expanded pedestrian infrastructure, among many other modernizing improvements. We have reconfigured and expanded parking areas and on-site roadways, and revamped traffic patterns for better traffic flow at all of our speedways. Our many customer service enhancements include new and expanded entertainment, administrative and other marketing facilities as part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for spectator benefit. From time to time, we plan to continue modernizing and making other significant improvements at our speedways, all consistent with our commitment to quality and customer satisfaction. See “Properties” for additional information on each of our speedways.

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

Innovative and Expanding Marketing and Promotional Efforts – We, as well as NASCAR and the television broadcasters, continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and new technology that appeals to younger fans, families and the changing demographics. Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increases. And as importantly, we are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing digital video recorder (“DVR”) use and on-demand content, particularly for Sprint Cup and Xfinity Series racing events.

We continue to invest in social media advertising, web-based applications and contemporary interactive digital systems and entertainment to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. We plan to complete installation of distributed antenna systems (DAS) at each of our speedways in the near future. This new technology should provide our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, would also provide infrastructure for expanding wireless internet coverage and applications.

We again collaborated with Panasonic to install one of the world’s largest high-definition video boards at TMS in 2014, this in addition to the one installed at CMS in 2011. These new video boards significantly enhance the entertainment experience of fans at our events, and provide expanded promotional opportunities. As another example in a long line of industry firsts, SMI facilities now have two of the largest video boards in the world. We believe this high-end technology transforms the race experience for our fans, and helps attract younger and new fans, providing viewing entertainment that cannot be duplicated at home or other venues.

We believe it is important to market our scheduled events throughout the year locally, regionally and nationally. Along with innovative television, radio, newspaper and other traditional media promotions, we market our events and services using a wide variety of other programs and activities. We believe our initiatives, along with other factors discussed elsewhere, will encourage increased attendance, but are unable to quantify the timing or amount of any future impact. Many aspects of our marketing and promotional efforts include:

•	organized fan advisory boards to continually improve entertainment experience and value
•	working with local lodging proprietors to lower prices and reduce or eliminate minimum stay requirements
•	ongoing efforts to shorten travel times
•	programs to honor and reward long-time fans and continued patronage
•	interactive fan “intelligence” mobile phone applications and real-time marketing and entertainment
•	new, lower children ticket pricing and rainout policies for various ticket holders
•	code of conduct text response systems, similar to other major sports venues
•	marketing on popular social media websites
•	internet sites offering “view-from-your-seat” and other ticket buying conveniences
•	marketing on emerging internet sites with motorsports news and entertainment
•	direct mail campaigns and e-mail “blasts”
•	pre-race promotional activities such as live music, military aircraft flyovers and displays, skydivers and daredevil stunts
•	offering tours of our facilities

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR event can include corporate promotional displays, luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We offer many family-friendly and first-time fan programs to help educate and engage patrons who are new to the sport. We are attempting to capture the interest of the next generation of race fans through kid-friendly entertainment options, family camping, kids’ zone play areas and kids’ clubs. We are also offering kid-sized headsets for scanners so the entire family can enjoy the race experience. We launched “The Chairman’s Club”, which offers ultra-exclusive membership with VIP access to races at all of our eight speedways, invitations to the drivers’ meetings and introductions, garage tours, pit passes, premiere camping and parking, and choice of luxury seating options including suite access. Members will also have a personal concierge to plan their “high-roller” race experiences.

The “Neon Garage” built at LVMS is one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports. LVMS’s “Neon Garage” is a desirable focal place for racing drivers, team owners and others involved in motorsports during major racing events. We have built or expanded premium suite, pavilion, hospitality and fan-zone entertainment areas along and close to pit road and grandstands, featuring upscale amenities and outstanding views of the entire superspeedway, at several of our speedways, most recently at CMS. TMS promotes a popular “No Limits” marketing campaign, including entertainment parties for season ticket holders and other guests in their infield garage area. Many of our speedways, particularly AMS, CMS, LVMS and TMS, have high-end RV park and campground areas, featuring upscale amenities and outstanding views of their entire superspeedways. CMS has 40 open-air boxes, each containing 32 seats, featuring convenient access to high-end food and beverages and waiter services, which are rented to corporate customers or others. These and other customer service enhancements are part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort, enjoyment and entertainment value.

From time to time, we may reduce or eliminate lower demand permanent seating and suites at certain speedways to help manage ticket demand, improve sight lines, convert space for other marketing uses, alternative development purposes or other reasons. As further described in Note 4 to the Consolidated Financial Statements, we removed or are removing low demand seats and suites at AMS, CMS and NHMS. We plan to use the areas for premium hospitality, advertising and other facility revenue generating uses, and removal is also anticipated to reduce depreciation and certain other operating costs. From time to time, we sell advertising, fixed billboards and other promotional space on wide areas of backstretch and diminished visibility seating depending on ticket demand for certain events, which we believe is desirable advertising space. We believe this seat removal and use of desirable advertising space helps improve pricing power, and provides increased marketing appeal from fuller grandstands because those areas are frequently displayed during television broadcasts, in photos, and are viewable by large numbers of fans attending our speedways.

Maximization of Media Exposure and Enhancement of Sponsorship and Other Promotional Revenues – We are strategically positioned with eight first-class speedway facilities in the Northeast, South, and West United States, including four of the nation’s top-ten media markets, with combined permanent seating of approximately 808,000 as of December 31, 2014. We have speedway facilities strategically positioned in Dallas-Fort Worth, Las Vegas and San Francisco markets, providing us with critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. Our Atlanta, Bristol and Charlotte Motor Speedways are located in the South, which is considered the “heart” of racing. Our NHMS, about one hour north of Boston, is located in one of the largest media markets in North America, with more than 18 million people within 200 miles of the speedway, and is the largest sports facility in New England. KyS is located approximately one-half hour south of the Midwestern city of Cincinnati, Ohio, and strategically positioned between the desirable markets of Lexington and Louisville, Kentucky as well.

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

The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. Our corporate and other customers are increasingly involved in diversified non-motorsports industries. The new ten-year, multi-platform and media partnership broadcasting and digital rights agreements with NASCAR and media powerhouses FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and media awareness for all three NASCAR racing series, as well as corporate marketing appeal. We believe these media powerhouses provide broad marketing continuity and exposure to widening demographic audiences. We believe their increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions benefits motorsports in general, similar to that provided for other major sports. We believe expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities.

Further Development of SMI Properties, Performance Racing Network and US Legend Cars Businesses – Our SMI Properties subsidiaries, including SMI Trackside, provide event and non-event souvenir merchandising services at our speedways, non-SMI speedways and other outside venues. We believe opportunities exist for merchandising of motorsports and non-motorsports products. SMI Properties and SMI Trackside seek to enhance souvenir and other merchandise sales through expanded product offerings and new marketing arrangements.

We broadcast most of our NASCAR Sprint Cup and Xfinity Series racing events, as well as many other events, at each of our speedways over our proprietary Performance Racing Network. PRN is syndicated nationwide to several hundred radio stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to several hundred affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with SiriusXM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2015.

US Legend Cars International continues to develop new domestic and overseas markets for distribution of their race cars and parts. Our subsidiary INEX is the official international sanctioning body of the Legends Circuit, and is the third largest oval short-track auto racing sanctioning body in terms of membership behind NASCAR and the International Motor Contest Association. US Legend Cars manufactures and sells the cars and parts used in Legends Circuit racing events. The “original” Legend Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. As an extension of the original Legend Cars concept, US Legend Cars also manufactures the “Bandolero”, a smaller, lower-priced, entry level stock car which appeals to younger racing enthusiasts. US Legends also manufactures two special order, purpose-built race cars that have more performance, while maintaining affordability: (i) the faster “Thunder Roadster” race car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s, and (ii) the Legend Dirt Modified race car, developed in collaboration with Ray Evernham Enterprises, a former NASCAR Sprint Cup Series crew chief and team owner. These race car models (collectively referred to as “US Legend Cars” or “Legend Cars”) are not designed for general road use. Revenues from this business totaled approximately $9.2 million in 2014.

We believe the Legend Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $14,000, and is an affordable entry into racing for enthusiasts who otherwise could not race on an organized circuit. Cars and parts are currently marketed and sold through distributors conducting business throughout the United States, in Canada, the Middle East, Russia, South Korea, Australia, South America, Africa, Europe and other countries. The Legends Circuit, which includes these race models (other than the Thunder Roadster and Legend Dirt Modified cars), held nearly 2,000 sanctioned races at over 150 different tracks in 2014, making it one of the most active short-track racing divisions in motorsports. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks where races are held.

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

In another first, SMI announced BMS will host a collegiate football game between the University of Tennessee and Virginia Tech, the "Battle at Bristol, College Football's Biggest Ever” in September 2016. We believe this could be the highest attended collegiate football game in history, with intense media coverage and fanfare. If successful as anticipated, SMI may hold other collegiate events in the future. In 2014, LVMS and TMS each held inaugural Red Bull Air Race World Championship events which were widely popular and successful. We plan to hold those events again at LVMS and TMS in 2015.

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

Other examples of increased usage include holiday season festivities at many of our speedways, including “Speedway Christmas,” a long drive-through Christmas light park and village at CMS, and BMS’s holiday season “Speedway In Lights”, which is prominent in that region. LVMS continues to annually host the widely-popular Electric Daisy Carnival concert, attracting a large number of young fans. We frequently host concerts featuring popular bands at stand-alone events and as entertainment before and after our racing events. We are also exploring holding larger stand-alone concerts with popular musical acts at certain speedway facilities. CMS and TMS host auto fair shows and Goodguys Rod & Custom Association Nationals and other car shows, also very popular. In past years, we have conducted and hosted a wide variety of events such as snowmobile racing events at NHMS and Cirque Du Soleil entertainment shows at CMS. We have held Global RallyCross events at CMS, LVMS, NHMS and TMS, which featured exciting off-road circuit racing, particularly popular with younger fans.

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

OPERATIONS

Our operations consist principally of motorsports racing and related events, along with ancillary businesses as further described in “Business – General Overview”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to the Consolidated Financial Statements. The following table summarizes our NASCAR Sprint Cup and Xfinity Series racing events scheduled in 2015 (in chronological order):

Date	Speedway	Series	Event
February 28	AMS	Xfinity	Hisense 250
March 1	AMS	Sprint Cup	Folds of Honor QuikTrip 500
March 7	LVMS	Xfinity	Boyd Gaming 300
March 8	LVMS	Sprint Cup	Kobalt 400
April 10	TMS	Xfinity	O’Reilly Auto Parts 300
April 11	TMS	Sprint Cup	Duck Commander 500
April 18	BMS	Xfinity	Xfinity Series 300
April 19	BMS	Sprint Cup	Food City 500
May 16	CMS	Sprint Cup	NASCAR Sprint All-Star Race
May 23	CMS	Xfinity	Hisense 300
May 24	CMS	Sprint Cup	Coca-Cola 600
June 28	SR	Sprint Cup	Toyota/SaveMart 350
July 10	KyS	Xfinity	Xfinity Series 300
July 11	KyS	Sprint Cup	Quaker State 400
July 18	NHMS	Xfinity	New Hampshire 200
July 19	NHMS	Sprint Cup	New Hampshire 301
August 21	BMS	Xfinity	Food City 300
August 22	BMS	Sprint Cup	IRWIN Tools Night Race
September 26	KyS	Xfinity	VisitMyrtleBeach.com 300
September 27	NHMS	Sprint Cup	SYLVANIA 300
October 9	CMS	Xfinity	Drive for the Cure 300
October 10	CMS	Sprint Cup	Bank of America 500
November 7	TMS	Xfinity	O’Reilly Auto Parts Challenge
November 8	TMS	Sprint Cup	AAA Texas 500

Along with the NASCAR Sprint Cup and Xfinity Series races listed above, our speedways are scheduled to hold the following racing events in 2015:

Event	AMS	BMS	CMS	KyS	LVMS	NHMS	SR	TMS
NASCAR Camping World Truck	1	1	1	1	1	1		2
NASCAR K&N Pro		1				1	1
NASCAR Whelen Modified		1	1			2
NHRA Nationals		1	2		2		1
IndyCar							1	1
WOO			2		1
ARCA				1

COMPETITION

We are the leading motorsports promoter in the local and regional markets served by our eight speedways, and compete locally, regionally and nationally with other speedway owners, including International Speedway Corporation (“ISC”), to sponsor events, especially Sprint Cup and Xfinity Series events, and to a lesser extent, other NASCAR, IndyCar, Formula 1, NHRA and WOO sanctioned events. We compete for spectator interest with all forms of professional, collegiate and amateur spring, summer and fall sports, concert venues, and with a wide range of other available regional and national entertainment and recreational activities, conducted in and near Atlanta, Boston, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas, Lexington/Louisville/Cincinnati, and San Francisco. We compete with new and expanding entertainment options that are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. These competing events or activities may be held on the same days as our events. We also compete with improving and expanding non-motorsports and motorsports media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and on-demand content, particularly for Sprint Cup and Xfinity Series racing events. Furthermore, we believe that industry competitors are actively pursuing internal growth and industry consolidation. These and other competition related factors are further discussed in our “Risk Factors”.

SEASONALITY

Our business has been, and is expected to remain, somewhat seasonal. For further discussion on our seasonality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Comparison of Quarterly Results”.

EMPLOYEES

As of December 31, 2014, we had approximately 839 full-time and 231 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

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

INTELLECTUAL PROPERTY

We have various registered and common law trademark rights, including, but not limited to, “Speedway Motorsports,” “Atlanta Motor Speedway,” “AMS,” “AutoFair,” “AvBlend,” “Bluegrass Club,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Kentucky Club,” “Kentucky Speedway,” “Las Vegas Motor Speedway,” “Loudon Classic,” “Magic Mile,” “Miles of Courage,” “New Hampshire Motor Speedway,” “Sears Point Raceway,” “Thunder Valley Nationals,” “Texas Motor Speedway,” “TMS,” “Legends Cars,” “Bandolero,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMAX,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear and Accessory Conditioner,” “Fans First,” “The Great American Speedway!,” “Radio Without a Restrictor Plate,” “Seal of Champions, Speedway Motorsports, Inc.,” “Speedway World,” “The Official Seal of Racing,” “Lug Nut,” “Sparky,” “Live Free & Race!,” “zMAX Dragway,” “Think Outside The Oval,” “U.S. Legend Cars International,” “Let the Troops Race,” “Raceday U,” “Raceday University,” “Wild Asphalt Circus,” “Texas Motorsports Hall of Fame,” “Battle at Bristol,” “Battle at Bristol, College Football’s Biggest Ever, September 10, 2016,” “Big Hoss TV,” “Big Hoss TV Dinner,” “No Limits Texas,” “Victory Lane Club” and our corporate logos. We have registered trademark rights to “zMAX” in Australia, Canada, Israel, Mexico, New Zealand, Singapore and the European Union, registered trademark rights to “Legends Cars” in the European Union and Canada, and registered service mark rights to “Motorsports by Mail” in Japan. We also have one patent related to our Legends Car, Bandolero Car and Thunder Roadster design and technology and one patent pending related to Catch Fence design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, if necessary, to protect their proprietary value in sale and market recognition.

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

The United States and global economies, disruptions in the financial markets and geopolitical events could have a continued significant adverse impact on consumer and corporate spending and our business. Consumer and corporate spending can significantly impact our operating results, and national or local catastrophes, elevated terrorism alerts, outbreaks of infectious diseases or natural disasters could have a significant adverse impact on our operating results.

Our business depends on discretionary consumer and corporate spending. High unemployment or underemployment, food and health care costs, tight credit markets, difficult residential real estate and mortgage markets, and stock market volatility, among other factors, could dampen, consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending. Such reduced spending has resulted, and may continue to result, in negatively impacting our admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related revenue, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. High or higher unemployment, underemployment or fuel, food or health-care costs could have a significant adverse impact on our future results of operations.

While the direction and strength of the United States economy appear to be improving, government responses and actions may or may not successfully restore prolonged stability to the credit and consumer markets or improved economic conditions. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could also lead to higher inflation and higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Other factors that can affect consumer and corporate spending include hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, air travel concerns, and geopolitical events, as well as various industry and other business conditions. Incidents such as the 2013 bombings in Boston or outbreaks of infectious diseases such as Ebola or measles can affect public concerns regarding large gatherings of people, including travel to large populated venues or locations. Additional incidents could have a particularly significant negative impact on attendance and other event related spending by individuals or corporate fans and customers who have or might have planned to attend one or more of our racing events. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers. These factors can adversely impact local, regional and national consumer and corporate spending sentiment.

Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer spending, economic recovery and our future results. The economy or financial and credit markets might not continue to improve or stabilize for long periods or could worsen. Each of these aforementioned negative factors, and particularly when combined, may adversely impact corporate and individual customer spending and have a material adverse impact on our future operating results and growth.

Bad weather or postponement or cancellation of motorsports events could adversely affect us.

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, driving schools and track rentals, among other things. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations, particularly because we promote a limited number of premier events. Due to inclement weather conditions, we may be required to move a race event to the next raceable day. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

When events are delayed, postponed or rescheduled because of weather (or if due to national security concerns, natural disasters or other reasons), we typically incur additional operating expenses associated with conducting the rescheduled event, as well as generate lower admissions, food, beverage and souvenir revenues. If an event is cancelled, we would incur expenses associated with preparing to conduct the event, as well as losing associated event revenues, including live broadcast revenues, to the extent such losses were not covered by insurance. If a cancelled event is part of the NASCAR Sprint Cup, Xfinity or Camping World Series, the amounts we receive from television revenues for all of our NASCAR events in the series that experienced cancellation could be reduced. This would occur if, as a result of cancellation and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues in excess of amounts scheduled to be paid to the promoter of the cancelled event.

Lack of competitiveness in NASCAR Sprint Cup Series races or closeness of championship points races, the popularity of racecar drivers or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact our operating results.

A lack of competitiveness in Sprint Cup Series races or the closeness of the championship points race, racecar driver popularity, and the success of NASCAR racing in general, in any particular racing season can significantly impact our operating results. Various performance factors of racing competitors, particularly popular drivers, can affect on-track competition and the appeal of racing. New or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. As further discussed in “Business – Industry Overview”, NASCAR as a sanctioning body periodically implements new rules or technical and other required changes for race teams and drivers and event promoters in attempts to increase safety, racing competition, and fan and media interest, among other things. These and other periodically implemented changes may or may not become more successful or popular with fans. Such factors can affect attendance and other event related revenues for our NASCAR Sprint Cup and Xfinity Series racing events, corporate interest, media attention, and the promotional marketing appeal for these series, as well as other events surrounding the weekends races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance these factors will not have an adverse impact on our attendance or other event related revenues, or that operating costs will not be adversely impacted by sanctioning body changes in any particular season.

We compete with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters and with ongoing improvements in high-definition television technology - both of which are increasingly influenced by changing demographics and could adversely affect us.

Much of the success of the sport of NASCAR racing has long been attributed to the exceptionally strong loyalty of our fans and customer base. Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increases. New and expanding entertainment media options and content are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. And as importantly, we are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and on-demand content, particularly for Sprint Cup and Xfinity Series racing events.

We, NASCAR and the television broadcasters continue to make sizable investments in new and expanding marketing initiatives and leading-edge facility improvements that appeal to younger fans and the changing demographics. We are increasingly investing in new marketing approaches and technology to foster attendance by families, particularly those with younger children and teenagers. We are also increasingly investing in social media, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. Some of our recent larger investments include installing two of the world’s largest high-definition video boards at CMS and TMS. There can be no assurance that our various initiatives, and those of NASCAR or the television broadcasters, individually or in combination, will successfully increase attendance, event related revenues or corporate or individual marketing appeal or interest in our sport or venues.

Strong competition in the motorsports industry, with other professional, collegiate and amateur sports, and with new and expanding non-motorsports entertainment alternatives could hinder our ability to maintain or improve our position in the industry.

Motorsports promotion is a competitive industry. We compete in local, regional and national markets, and with ISC and other NASCAR related speedways to promote events, especially NASCAR Sprint Cup and Xfinity Series events, and to a lesser extent, with other speedway owners to promote other NASCAR, IndyCar, NHRA and WOO events. We believe our principal competitors are other motorsports promoters of Sprint Cup and Xfinity Series or equivalent events. NASCAR is owned by the France family, who also controls ISC. ISC presently hosts a significant number of Sprint Cup and Xfinity Series races. Our competitors may attempt to build speedways and conduct racing and other motorsports related activities in new markets that may compete with us and our local and regional fan base or marketing opportunities. Furthermore, we believe that industry competitors are actively pursuing internal growth and industry consolidation.

We compete for spectator interest with all forms of professional, collegiate and amateur spring, summer and fall sports, such as football, baseball, basketball, soccer and hockey, conducted in and near Atlanta, Boston, Bristol, Charlotte, Cincinnati, Dallas-Fort Worth, Las Vegas, Lexington, Louisville, and San Francisco, and locally, regionally and nationally. We also compete for spectator interest with non-sports related venues and events, such as concerts, shows and a widening range of other available entertainment and recreational activities, in those same geographical areas. New and expanding entertainment venues and activities are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. These competing events and activities may be held on the same days or weekends as our events. Many of those sports and non-sports competing promoters have resources that exceed ours.

Failure to be awarded a NASCAR event or deterioration in our relationship with NASCAR could adversely affect our profitability.

Our success has been and will remain, to a significant extent, dependent upon maintaining a good working relationship with organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for Sprint Cup, Xfinity and Camping World Truck Series races. Each NASCAR event is awarded on an annual basis. Although we believe our relationship with NASCAR is good, nonrenewal of a NASCAR event license could have a material adverse effect on our future financial condition and results of operations. We cannot provide assurance that we will continue to obtain NASCAR licenses to sponsor races at our facilities.

Relocation, failure to relocate, or other scheduling changes in holding our motorsports events could adversely affect us.

We may evaluate or attempt to realign one or more NASCAR Sprint Cup Series (or other motorsports series) race dates among our multiple track facilities, or change the quarterly periods in which the same number of race dates are held each year. For example, we obtained approval to realign an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011, and reschedule annual NASCAR Sprint Cup racing events at AMS, BMS and KyS in different quarters in 2015 as compared to 2014 as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Racing Events”.

Many factors and alternatives must be considered, including the popularity and profitability of various races, the relative speedway seating capacity, alternative speedway uses and revenues when a race is moved, costs of any capital expenditures to upgrade or expand facilities, lead time required to complete any upgrades or expansion, alternative uses of capital, existing or potential governmental tax incentives, changing economic conditions for the individual speedway or economy as a whole, as well as various other strategic issues. NASCAR has previously stated it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators, but is not obligated to do so. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably.

Relocation or changes in calendar periods of our larger events held among our speedways, and particularly Sprint Cup racing events, could result in a net increase or decrease in our future operating profitability. The profitability of Sprint Cup and other events that are relocated or held in changed periods could be less than management anticipated, resulting in a net decrease in our future results of operations. Also, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in any impairment evaluation, could have a material adverse effect on the outcome of our impairment evaluations and future financial condition or results of operations.

Our NASCAR broadcasting rights revenues are significant and changes could adversely affect our profitability and financial condition.

Our NASCAR broadcasting rights revenues are significant multi-year contracted revenue and cash flow sources for us. Any significant adverse changes to such rights revenues could adversely impact our results. As further discussed in “Business – Industry Overview”, NASCAR reached ten-year, multi-platform and media partnership agreements with FOX Sports Media Group and NBC Sports Group beginning in 2015 through 2024. These new ten year broadcasting agreements are anticipated to provide us annual contracted revenue increases averaging almost 4% per year, with total contracted NASCAR broadcasting revenues of approximately $217 million in 2015. Future changes in race schedules could impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. NASCAR ratings can impact attendance at our events and sponsorship opportunities. While these long-term rights agreements are anticipated to result in annual revenue increases over the contract period, associated annual increases in event management (purse and sanction) fees paid to NASCAR may continue.

Increased costs associated with, and inability to obtain, adequate insurance and the risks of partial self-insurance could adversely affect our profitability and financial condition.

We have a material investment in property and equipment at each of our eight speedway facilities, which are generally located near highly populated cities and which hold motorsports events typically attended by large numbers of fans. These operational, geographical and situational factors, among others, can result in high or increasing insurance premium costs and difficulties obtaining sufficiently high policy limits, which could adversely impact our future financial condition or results of operations.

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

Management attempts to obtain, and believes we presently have, reasonable policy limits of property, casualty, liability and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers. However, we cannot guarantee that our policy limits or coverage currently in force would be adequate should one or multiple catastrophic events occur at or near any of our speedway facilities, or one or more of our major motorsports events were cancelled. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our speedway facilities could have a material adverse effect on our future financial position and results of operations if our asset damage or liability was to exceed insurance coverage limits or an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of regional or national incidents, in particular incidents at sporting events, entertainment or other public venues, could significantly impair our ability to obtain such insurance coverage in the future.

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

The financial stability of certain insurance companies that provide our insurance coverage could be adversely affected by economic, geopolitical and other events or conditions as further discussed above. In that case, the ability of these insurance companies to pay our potential claims could be impaired, and we might not be able to obtain adequate replacement insurance coverage at a reasonable cost or at all. Any of these events could harm our business, and we cannot provide assurance that future increases in such insurance costs and difficulties in obtaining high policy limits will not adversely impact our future financial position or results of operations.

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

Our Credit Facility allows for annual capital expenditures of up to $75.0 million, and provides for additional borrowings of up to $98.8 million as of December 31, 2014 subject to meeting specified conditions. We may make material capital improvements over several years in amounts that have not yet been determined. The cost, profitability, timing or success of future capital projects and investments is subject to numerous factors, conditions and assumptions, many of which are beyond our control, including:

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

Should projects be abandoned or substantially decreased in scope due to unforeseen negative factors, we could be required to expense some or all previously capitalized costs, which could have a material adverse effect on our future financial condition or results of operations. Also, should improvement projects not produce a sufficient economic yield, including those requiring demolition of speedway facility components, or where capitalization of demolition, construction and historical component costs are limited to a revised estimated project value, capitalized expenditures could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Future impairment of our property and equipment, other intangible assets and goodwill, and future changes in asset depreciation periods could adversely affect our profitability.

As of December 31, 2014, we have net property and equipment of $1.1 billion, net other intangible assets of $394.9 million and goodwill of $49.7 million. We periodically evaluate long-lived assets for possible impairment, and our evaluation methodology, assumptions, and results are further described in Note 2 to the Consolidated Financial Statements. While we believe no unrecognized impairment exists at December 31, 2014, different conditions, trends or assumptions or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation. Should our reporting units or their indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges and adversely affect our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

From time to time, we may decide to reduce or eliminate lower demand seating and suites at certain speedways to help manage ticket demand, improve sight lines, convert space for other marketing uses or for other reasons. We may incur significant expenditures to demolish or convert such seating, including associated grandstand areas, in years and amounts that have not yet been determined. Such expenditures may or may not increase our future success and profitability, which depends on many factors outside of management’s control. In 2014, we recorded accelerated depreciation of $24.5 million related to removal of certain low demand seating and suites at AMS, CMS and NHMS related to managing facility capacity as further described in Note 4 to the Consolidated Financial Statements. Notwithstanding such charges, the depreciable carrying values for our grandstands and suites are material. Depending on management’s plans, we could be required to accelerate or shorten depreciation periods or write off remaining undepreciated net book value of associated assets, or expense the costs of demolition and disposal, all or some of which could have a material adverse impact on our future financial condition or results of operations.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations.

From time to time, we pursue acquisitions or joint ventures as part of our long-term business strategy, which may involve significant challenges and risks. For example, transactions may not advance our business strategy or we may not realize a satisfactory return on our investments. We may experience difficulty integrating new employees, business systems and technology, or management’s attention may be diverted from our other businesses or operations. Also, the use of cash or additional borrowings to fund such transactions could significantly impact our liquidity, impair our ability to borrow additional funds for other business purposes or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition or results of operations.

We may continue to significantly improve our speedway facilities, involving material capital expenditures over several years in amounts or nature that have not yet been determined. Such expenditures may or may not increase our future success and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control. Management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. For example, as further discussed in Note 8 to the Consolidated Financial Statements, we abandoned our 50% interest in the Motorsports Authentics merchandising joint venture with ISC in early 2014. We may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner, or we may dispose of or sell a business at a price or on terms that are less than optimal or whose subsequent performance exceeds expectations. These factors could adversely affect our future financial condition or results of operation.

Our substantial indebtedness could adversely affect our financial position, our ability to meet our obligations under our debt instruments, and our ability to pay dividends.

We have substantial amounts of debt and debt service obligations. As of December 31, 2014, we had total outstanding long-term debt of approximately $404.8 million as further described in Note 6 to the Consolidated Financial Statements. Our substantial indebtedness and leverage could make it more difficult and costly to borrow money and may reduce funds available for financing our operations and other business activities and have other important consequences, including the following:

•

requiring us to dedicate a substantial portion of our cash flow from operations to payment of principal, debt redemption premium, interest costs, reducing funds available for working capital, capital expenditures, dividends, stock repurchases, and other corporate purposes

•

our ability to adjust to adverse or changing market conditions and withstand competitive pressures could be limited, and we may be vulnerable to additional risk in difficult general economic conditions or our business

•	we may be at a disadvantage compared to our competitors that have less leverage and greater operating and financial flexibility than we do
•	our debt levels may increase our interest costs or increase the risks we may not be able to obtain additional or replacement financing or obtain financing at acceptable rates
•	our debt levels may cause lowered ratings by credit agencies, resulting in higher borrowing costs or increased difficulties borrowing additional amounts

Each or all of the factors could have a material adverse effect on our future financial condition or results of operations.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on a variety of factors, many of which are beyond our control.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available for use in our business. In 2014, we paid $21.8 million in interest on our indebtedness. Our ability to make debt service payments depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, legislative, regulatory, industry, competitive and other factors beyond our control. Our operations are substantially impacted by the success of NASCAR in the promotion and conduct of racing as a sanctioning body, our relationship with NASCAR, the popularity of NASCAR and other motorsports generally, and the impact of competition. Although under our control, our cash outlays for dividends are funded in part with cash that would otherwise be available for capital spending, repurchases of common stock or other liquidity needs, and dividend increases further limit cash otherwise available for such uses or needs. Our business may not be able to generate sufficient cash from operations to pay our indebtedness or fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity.

As further described in Note 14 to the Consolidated Financial Statements, we issued new 2023 Senior Notes in January 2015, and plan to fully redeem our 2019 Senior Notes in March 2015 at a redemption premium of 103.375% of par plus accrued interest. The new 2023 Senior Notes contain various redemption premium provisions. Although lower future interest costs are anticipated, these refinancing transactions are not expected to substantially reduce our net outstanding debt. Redemptions and payment of associated debt issuance and other transaction costs limit funds otherwise available for future working capital, capital expenditures, debt service, acquisitions or other general corporate purposes.

Our future borrowing costs on current outstanding or future indebtedness could substantially increase, which may have a material adverse effect on our business and results of operations.

As of December 31, 2014, we had total outstanding long-term debt of approximately $404.8 million and our revolving Credit Facility permits additional borrowings of up to $98.8 million. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility and future increases, if significant, could have a significant adverse impact on our future results. Our future capital spending or investments could significantly increase our future outstanding debt. Also, our future interest and borrowing costs under our Credit Facility or any refinanced or additional debt could substantially increase and adversely affect our financial condition or profitability. We are currently unable to predict if or when interest rates could change. Our significant indebtedness levels and leverage could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility or other borrowing arrangements.

As further discussed in Note 6 to the Consolidated Financial Statements, interest rates under our Credit Facility are based on specified tier levels that are adjustable periodically based upon certain consolidated total leverage ratios. Our current planned or unplanned future capital spending and possible increases in our future outstanding indebtedness, along with our current leverage, could further reduce the amounts by which we exceed minimum required covenant compliance levels and result in changes to our interest cost tier levels under our Credit Facility. Future changes in such surplus in our compliance levels or interest cost tiers could result in increased interest costs on current or future indebtedness, restricted or reduced borrowings and availability under our Credit Facility, and increased costs of borrowing for any new financing. Each or all of these factors could have a material adverse effect on our future financial condition or results of operations.

Restrictions imposed by terms of our indebtedness could limit our ability to respond to changing business and economic conditions and to secure additional financing.

The indenture for the 2019 Senior Notes (and new 2023 Senior Notes issued in January 2015 as further described in Note 14 to the Consolidated Financial Statements) and our Credit Facility agreement restrict, among other things, our and our subsidiaries’ ability to do any of the following:

•	incur additional debt or liens
•	pay dividends or make distributions
•	make specified types of investments
•	apply net proceeds from certain asset sales
•	engage in transactions with affiliates, merge or consolidate
•	sell equity interests of subsidiaries, or sell, assign, transfer, lease, convey or otherwise dispose of assets
•	incur indebtedness subordinate in right of payment to any senior indebtedness and senior in right of payment to the 2019 Senior Notes or the new 2023 Senior Notes

Because of our significant outstanding indebtedness, debt covenant compliance is important to our operations. Our Credit Facility is the primary source of committed funding for our planned capital expenditures, strategic initiatives, repurchases of our common stock and working capital needs. Our Credit Facility contains more extensive and restrictive covenants than our 2019 Senior Notes and new 2023 Senior Notes, and requires us to maintain specified financial ratios as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Failure to comply with any covenant could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Non-compliance with financial covenant ratios or other covenants could prevent us from further borrowings or require repayment under our Credit Facility. Our ability to meet those covenants, financial ratios and tests can be affected by material impairment or other charges, declines in profitability or cash flows or other economic or market factors beyond our control, and there can be no assurance that we will continue to meet those tests. Our Credit Facility, 2019 Senior Notes and new 2023 Senior Notes contain cross-default provisions. A default under any of these debt agreements could likely trigger cross-default provisions allowing lenders, in each case, to exercise their rights and remedies as defined under their respective agreements, including declaring all amounts outstanding, accrued interest or other obligations to be immediately due and payable. If we were unable to repay these amounts, such lenders could proceed against collateral, if any, securing that indebtedness. If any indebtedness was accelerated, there can be no assurance that we could repay or refinance accelerated amounts due.

Under these covenants, our ability to respond to changing business and economic conditions and secure additional financing, if needed, may be significantly restricted. We may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Should we pursue further development or acquisition opportunities, the timing, size and success, as well as associated potential capital commitments of which are unknown at this time, we may need to raise additional capital through debt or equity financings. There can be no assurance that adequate debt and equity financing will be available if and when needed, on satisfactory terms or permitted under our debt arrangements. Failure to obtain further financing could have a negative effect on our business and operations.

We may be able to incur additional indebtedness in the future.

Despite our level of indebtedness, we may be permitted to incur significant additional debt in the future. Also, we may be able to secure additional debt with Company, subsidiary or new business assets. Furthermore, any new financing arrangements may contain additional restrictive and financial covenants. These covenants may restrict or prohibit many actions including, but not limited to, our ability to incur debt, create liens, prepay debt, pay dividends, limit capital expenditures, investments or transactions with stockholders and affiliates, issue capital stock, sell certain assets, or engage in mergers, consolidations or other transactions. Failure to maintain compliance with any new covenants could constitute a default, which could accelerate payment due of any or all amounts outstanding under new or existing debt agreements.

Government regulation of certain motorsports sponsors could negatively impact the availability of promotion, sponsorship and advertising revenue for us.

The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of the alcoholic beverage and tobacco industry is generally subject to greater governmental regulation than advertising by other sponsors of our events. Certain of our sponsorship and other marketing contracts are terminable upon the implementation of adverse regulations. The alcoholic beverage and tobacco industries have provided substantial financial support to the motorsports industry through, among other things, the purchase of advertising time, sponsorship of racing teams and past sponsorship of racing series such as the Winston Cup (now Sprint Cup) Series and the Busch, then Nationwide and now Xfinity Series. We cannot assure you that the alcoholic beverage or tobacco industry will continue to sponsor motorsports events or participate in other promotional activities, suitable alternative sponsors will be located, or NASCAR will continue to sanction individual racing events involving alcoholic beverage industry sponsors or promotional activities. Implementation of further restrictions on the advertising or promotion of alcoholic beverage products could adversely affect us.

Failure to maintain adequate security for certain customer-related information could damage our reputation with current or prospective customers, subject us to litigation or adverse regulatory actions or cause us to incur substantial additional costs.

In the ordinary course of business, we collect and store certain financial and other information from individuals, corporations and others, including customers, employees and outside contractors. We process customer payment card information, perform credit, employment and other business related inquiries, and collect customary information used for marketing purposes. We contract with third-parties for processing orders and payments of a large portion of our tickets and other access sold for our events, much of which is transacted indirectly through links with our external websites. Our online operations depend upon secure transmission of confidential information over public networks, including information permitting and transacting cashless payments. We commit significant internal and external resources to network security, data encryption, and other security measures to protect our networks and data, but there can be no assurance these security measures provide complete security. We attempt to limit exposure to security breaches and sensitive customer data through the use of “tokens” in certain processing applications, which is an industry best practice that does not require storage of credit card numbers.

As with all entities, security measures are subject to third-party security hardware and software soundness, employee and consultant errors or intentional harmful actions and other unforeseen factors or circumstances. Our or third-party networks could be breached and we could be unable to protect sensitive data. A breach of our security networks that results in personal, corporate or other sensitive information being obtained by unauthorized persons could adversely affect our reputation with current or prospective customers, credit card processers and others. Such security breaches could result in litigation against us, adverse regulatory or credit card processer actions, restrictions or imposing substantial penalties or fines. Also, a security breach could require or result in us spending significant additional resources on our information security systems and could disrupt our operations, particularly sales and marketing. Any significant breach could have a material adverse impact on our future financial condition or results of operations.

Results and costs attributable to the extraction of oil and natural gas are uncertain.

One of our subsidiaries, TMS, is the lessor under an oil and gas mineral rights lease agreement and joint exploration agreement, under which the lessee has various exploration and extraction rights and TMS shares in the production revenues. The lessee began drilling activities in 2013, and TMS began to receive royalty payments in 2014. Drilling crude oil and natural gas wells involves numerous risks and our revenues and royalties from such operations may be impacted as a result of a variety of factors, including:

●	fluctuations in price levels
●	availability of commercially productive crude oil and natural gas reserves on the premises
●	unexpected drilling conditions
●	equipment failures or accidents
●	adverse weather conditions
●

compliance with, or changes in, environmental, health and safety laws and regulations imposing conditions or restrictions on drilling and completion operations and on the transportation of crude oil and natural gas, and other laws and regulations, such as tax laws and regulations

●	the availability and timely issuance of required federal, state, tribal and other permits and licenses
●	the availability of, and costs associated with, third party contractual arrangements
●	the costs of, or shortages or delays in availability of, necessary facilities, equipment, materials, supplies, services and personnel

At this time, while extraction and drilling operations continue, there can be no assurance that they will continue in the future or that operation will not be curtailed, delayed or canceled.

Our Executive Chairman owns a majority of our common stock and will control any matter submitted to a vote of our stockholders.

As of March 2, 2015, Mr. O. Bruton Smith, our Executive Chairman, beneficially owned, directly and indirectly, 29,011,400 shares or approximately 70.0% of our common stock. As a result, he will continue to control the outcome of issues submitted to our stockholders, including the election of all of our directors. As a “controlled company” within the meaning of the NYSE rules, we also qualify for exemptions from certain corporate governance requirements, including the requirement that we have nominating and corporate governance and compensation committees composed entirely of independent directors. Although we qualify, we do not currently use this “controlled company” exemption.

Our large net deferred tax liabilities, and changes in income tax laws, could adversely affect our financial condition and results of operations.

At December 31, 2014, net deferred tax liabilities totaled $348.1 million, after reduction for net deferred tax assets of $23.8 million. At December 31, 2014, valuation allowances of $12.7 million have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition, results of operations or cash flows.

We recognized an anticipated tax benefit of $49.3 million related to abandonment of our Motorsports Authentics (“MA”) equity investment as of December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance. The technical merits, accounting treatment and conclusions reached on our tax position are further described in Notes 2 and 8 to the Consolidated Financial Statements and are not repeated here. As a result of abandonment, we intend to recognize tax losses that will be reported on our 2014 income tax returns. We have reduced current income taxes payable by approximately $20.0 million as of December 31, 2014 through utilization of current deferred income tax assets related to abandonment. We plan to fully utilize the associated tax losses. We believe it is more likely than not that the filing position would be sustained. However, should our tax position not be fully sustained if examined, a valuation allowance would be required to reduce or eliminate the associated deferred tax assets and material acceleration of income taxes then currently payable could be required. Any differences between the final tax outcome and amounts recorded would affect our income tax provision in the period in which such determination was made, and could have a material adverse effect on our future financial condition or results of operations.

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

The market price of our common stock could be adversely affected by the sale of approximately 529,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans, by the issuance or sale of approximately 3,938,000 shares of our common stock available for grant under our equity compensation plans, or by the sale of approximately 29,011,400 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held by Mr. O. Bruton Smith, our Executive Chairman. The market price for our common stock could also be adversely affected if there was a default of one of the non-Company loans under which 500,000 shares of our common stock, owned by Mr. Smith and Sonic Financial Corporation, an affiliate through common ownership by Mr. Smith, have been pledged.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway as of December 31, 2014 follows:

Atlanta Motor Speedway – AMS is located on approximately 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS is located in a top-ten media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. AMS has a modern 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, an on-site 2.5-mile road course and 46 condominiums overlooking the speedway. AMS has permanent seating capacity of approximately 71,000, including 93 luxury suites.

Bristol Motor Speedway – BMS is located on approximately 670 acres in Bristol, Tennessee and is a 0.533-mile, lighted, high-banked concrete oval speedway. BMS also owns and operates Thunder Valley, a 1/4-mile modern, lighted dragway, which features permanent grandstand seating, luxury suites and extensive fan amenities. We believe BMS is the most popular facility on the Sprint Cup circuit among race fans due to its steep banked turns, lighted nighttime races and outstanding stadium-like views. BMS has permanent seating capacity of approximately 146,000, including 196 luxury suites.

Charlotte Motor Speedway – CMS is located on approximately 1,310 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. CMS’s main track is a 1.5-mile banked, lighted, asphalt quad-oval facility, with significant club-style seating offering convenient access to premium restaurant-quality food and beverage service, and 52 condominiums overlooking turn one. CMS has one of the world’s largest high-definition video boards, and a modern media center with leading-edge technology infrastructure and access. CMS also has an executive office tower adjoining the main grandstand, featuring The Speedway Club at CMS which offers exclusive dining and entertainment and premium restaurant, catering and corporate meeting facilities.

CMS owns and operates the zMAX Dragway, a leading-edge facility featuring a unique, lighted “four lane” racing configuration, almost 30,000 premium permanent seats, 31 luxury suites and upscale food and beverage concession areas. CMS also has a 4/10-mile, modern, lighted, dirt track facility, several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), and a 2.25-mile asphalt road course. CMS has permanent seating capacity of approximately 89,000, including 75 luxury suites.

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

New Hampshire Motor Speedway – NHMS is a multi-use complex located in Loudon, New Hampshire on approximately 1,180 acres approximately 80 miles northwest of Boston, consisting of a 1.058-mile asphalt, oval superspeedway and a 1.6-mile road course. NHMS is located in a top-ten media market, and is the largest sports facility in New England. NHMS has permanent seating capacity of approximately 88,000, including 38 luxury suites.

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

Texas Motor Speedway – TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an infield 2.5-mile road course, a 4/10-mile, modern, lighted, dirt track facility and 76 condominiums overlooking turn two of the speedway. TMS is one of the largest sports facilities in the United States in terms of permanent seating capacity, and is located in a top-ten media market. TMS has one of the world’s largest high-definition video boards. Also, TMS has premium club-style seating areas in approximately 50 converted luxury suites, and some of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports, including an infield two-story, multi-purpose Victory Lane Broadcast Center facility for television and radio media broadcast coverage of our events.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 2, 2015, 41,300,191 shares of common stock were outstanding and held by approximately 2,067 record holders based on information from our stock transfer agent. The Company had no unregistered sales of equity securities during 2014.

We intend to retain a portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as meet debt service and working capital requirements. Our Board of Directors approved aggregate dividends on common stock in 2012 through 2014 as follows:

	2014	2013	2012
Cash dividends paid (in thousands)	$24,860	$24,875	$24,883
Dividends per common share	$0.60	$0.60	$0.60

Quarterly dividends were declared in each of the three year periods. All declaration, record and payment dates were in the same fiscal periods. On February 11, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 13, 2015 to shareholders of record as of March 2, 2015. All cash dividends were or will be paid using available cash. Although we plan to continue paying quarterly cash dividends, we may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition, capital expenditure plans, applicable limitations under our debt agreements as further described in Note 6 to the Consolidated Financial Statements, and other factors as the Board of Directors or its designees, in their sole discretion, may consider relevant.

The following table sets forth the high and low closing sales prices for SMI’s common stock as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2014:
First Quarter	$20.19	$18.56
Second Quarter	19.06	17.51
Third Quarter	18.70	17.06
Fourth Quarter	22.47	16.56

2013:
First Quarter	$18.46	$16.16
Second Quarter	18.58	17.30
Third Quarter	19.70	17.38
Fourth Quarter	20.64	17.50

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of December 31, 2014, we could repurchase up to an additional 946,000 shares under the current authorization.

As set forth in the table below, we repurchased 172,000 shares of common stock under this program for approximately $3.2 million in 2014. In 2014, approximately 45,000 shares of our common stock were delivered to us at an average price per share of $20.70 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. These shares are reflected in the table below.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2014
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2014	139,000	$18.78	113,000	1,005,000
October 2014	23,000	17.45	23,000	982,000
November 2014	14,000	19.63	14,000	968,000
December 2014	41,000	21.47	22,000	946,000
Fourth Quarter 2014	78,000	19.95	59,000	946,000
Total 2014	217,000	$19.20	172,000	946,000

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding the shares of SMI common stock issuable under all of SMI’s equity compensation plans as of December 31, 2014. See Note 11 to the Consolidated Financial Statements for additional information on these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)(2)	529,000	(3)	$27.97	(4)	3,938,000	(5)
Equity compensation plans not approved by security holders	–		–		–
Total	529,000		$27.97		3,938,000

(1)

Includes the 2004 Stock Incentive Plan, the 2013 Stock Incentive Plan, the Formula Stock Option Plan, the 2008 Formula Restricted Stock Plan and the Employee Stock Purchase Plan. The 2004 Stock Incentive Plan expired in February 2014 and the Formula Stock Option Plan was terminated in February 2008 after which no further securities can be granted under either plan. Expiration and termination of these plans did not adversely affect rights under any previously granted outstanding securities. All outstanding stock options previously issued under the 1994 Stock Option Plan have now expired. As such, there are no outstanding stock options or securities remaining for future issuance under that plan.

(2)

Grants under the Employee Stock Purchase Plan may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees for calendar years 2012 through 2014.

(3)

Includes the following outstanding stock options and restricted stock units: 345,000 stock options and 29,000 restricted stock units under the 2004 Stock Incentive Plan, 35,000 restricted stock units under the 2013 Stock Incentive Plan, and 120,000 stock options under the Formula Stock Option Plan.

(4)	Does not include the restricted stock units because they do not have an exercise price.
(5)

Includes the following securities available for future issuance: 3,355,000 under the 2013 Stock Incentive Plan, 145,000 under the 2008 Formula Restricted Stock Plan and 439,000 under the Employee Stock Purchase Plan.

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2009 through 2014. The Russell 2000 Index is included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to ours than the Standard & Poor’s 500 Index. The Peer Group Index consists of International Speedway Corporation and Dover Motorsports, Inc., which are publicly traded companies involved in conducting NASCAR racing events. We believe this Peer Group, which now excludes Walt Disney Co. whose principal business is not NASCAR racing, provides better comparative information. The graph assumes $100 was invested on December 31, 2009 in each of our common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and all dividends were reinvested.

ITEM 6. SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report or in previously filed Reports on Form 10-K. The composition and categorization of our revenues and expenses, and further information on our operations and results, are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See Notes to the accompanying Consolidated Financial Statements as indicated below for additional information on certain specified items.

OPERATING STATEMENT DATA

Years Ended December 31:	2014	2013	2012	2011	2010
(in thousands, except per share data)
Revenues:
Admissions	$100,798	$106,050	$116,034	$130,239	$139,125
Event related revenue	146,849	145,749	151,562	163,621	156,691
NASCAR broadcasting revenue	207,369	199,014	192,662	185,394	178,722
Other operating revenue	29,293	29,836	29,902	26,591	27,705
Total revenues	484,309	480,649	490,160	505,845	502,243
Expenses and other:
Direct expense of events	102,196	99,500	101,402	106,204	100,843
NASCAR event management fees	128,254	125,003	122,950	120,146	120,273
Other direct operating expense	18,513	18,640	18,908	20,352	21,846
General and administrative	96,762	91,676	90,407	89,384	85,717
Depreciation and amortization (Note 4)	78,426	54,725	55,499	54,004	52,762
Interest expense, net	21,237	31,871	41,217	42,112	52,095
Impairment of goodwill and other intangible assets (Note 2)	–	89,037	–	48,609	–
Loss on early debt redemption and refinancing (Note 6)	–	18,467	–	7,456	–
Other (income) expense, net	(2,305)	293	(3,908)	(342)	(2,378)
Total expenses and other	443,083	529,212	426,475	487,925	431,158
Income (loss) from continuing operations before income taxes	41,226	(48,563)	63,685	17,920	71,085
Provision for income taxes (Note 8)	(15,822)	42,351	(21,892)	(23,481)	(25,822)
Income (loss) from continuing operations	25,404	(6,212)	41,793	(5,561)	45,263
Income (loss) from discontinued operation, net of taxes (Note1)	5,710	(246)	326	(883)	(782)
Net Income (Loss)	$31,114	$(6,458)	$42,119	$(6,444)	$44,481
Basic earnings (loss) per share:
Continuing operations	$0.61	$(0.15)	$1.01	$(0.14)	$1.08
Discontinued operation	0.14	(0.01)	0.01	(0.02)	(0.02)
Net Income (Loss)	$0.75	$(0.16)	$1.02	$(0.16)	$1.06
Weighted average shares outstanding	41,377	41,405	41,431	41,524	41,927
Diluted earnings (loss) per share:
Continuing operations	$0.61	$(0.15)	$1.01	$(0.14)	$1.08)
Discontinued operation	0.14	(0.01)	0.01	(0.02)	(0.02)
Net Income (Loss)	$0.75	$(0.16)	$1.02	$(0.16)	$1.06
Weighted average shares outstanding	41,400	41,423	41,437	41,524	41,928

BALANCE SHEET DATA
Cash and cash equivalents	$110,046	$97,343	$106,408	$87,368	$93,175
Goodwill and other intangible assets (Note 2)	444,621	444,635	533,689	533,677	582,298
Assets of discontinued operation (Note 1)	–	–	–	–	2,150
Total assets	1,718,267	1,786,260	1,877,113	1,904,643	1,951,524
Long-term debt, including current maturities (Note 6):
Revolving credit facility and term loan	150,000	210,000	95,000	145,000	20,000
Senior notes	253,372	254,197	420,758	419,517	268,275
Senior subordinated notes	–	–	–	–	330,000
Other debt	1,445	2,792	5,501	8,040	10,422
Stockholders’ equity	831,145	825,990	857,876	841,180	866,237
Cash dividends per share of common stock	$0.60	$0.60	$0.60	$0.40	$0.40

Non-GAAP Financial Information and Reconciliation – Income and diluted earnings per share from continuing operations as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. Non-GAAP income and diluted earnings per share from continuing operations are derived by adjusting GAAP basis amounts as indicated below. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP, all net of taxes. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. See the indicated Notes to the Consolidated Financial Statements for additional information on these non-GAAP adjustments.

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

Years Ended December 31:	2014	2013	2012	2011	2010
(in thousands, except per share data)
Consolidated net income (loss) using GAAP	$31,114	$(6,458)	$42,119	$(6,444)	$44,481
Income (loss) from discontinued operation and associated income taxes on recovery settlement (Notes 1 and 8)	(3,405)	246	(326)	883	782
Accelerated depreciation on retired assets (Note 4)	15,270	–	–	–	–
Gains from involuntary property conversion, and insurance recovery net of accelerated depreciation on damaged assets (Note 4)	(1,000)	–	–	–	–
Impairment of goodwill and other intangible assets (Note 2)	–	86,696	–	48,609	–
Loss on early debt redemption and refinancing (Note 6)	–	11,619	–	4,471	–
Decrease in accrued interest and penalties on estimated income tax liabilities (2014), and non-recurring benefits of state income tax restructuring and tax law changes (2013) (Note 8)	(397)	(5,547)	–	–	–
Non-recurring tax benefit of equity investee abandonment (Notes 2 and 8)	–	(49,339)	–	–	–
Non-GAAP consolidated net income from continuing operations	$41,582	$37,217	$41,793	$47,519	$45,263

Consolidated diluted earnings (loss) per share using GAAP	$0.75	$(0.16)	$1.02	$(0.16)	$1.06
Discontinued operation and associated income taxes on recovery settlement	(0.08)	0.01	(0.01)	0.02	0.02
Accelerated depreciation on retired assets	0.37	–	–	–	–
Gains from involuntary property conversion, and insurance recovery net of accelerated depreciation on damaged assets	(0.03)	–	–	–	–
Impairment of goodwill and other intangible assets	–	2.09	–	1.17	–
Loss on early debt redemption and refinancing	–	0.28	–	0.11	–
Decrease in accrued interest and penalties on estimated income tax liabilities (2014), and non-recurring benefits of state income tax restructuring and tax law changes (2013)	(0.01)	(0.13)	–	–	–
Non-recurring tax benefit of equity investee abandonment	–	(1.19)	–	–	–
Non-GAAP consolidated diluted earnings per share from continuing operations	$1.00	$0.90	$1.01	$1.14	$1.08

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and “Risk Factors” appearing elsewhere in this report. Additional information on our revenues and operations can be found above in “Business – General Overview and Operating Strategy”. See Note 13 to the Consolidated Financial Statements for information on our reporting segments and certain concentrated revenue streams.

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
•

Event related revenue – includes amounts received from sponsorship and naming rights fees, luxury suite rentals, event souvenir merchandise sales, commissions from food and beverage sales, advertising and other promotional revenues, radio programming, hospitality revenues, track rentals, driving school and karting revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues

•	NASCAR broadcasting revenue – includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways
•

Other operating revenue – includes certain merchandising revenues of SMI Properties and subsidiaries; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant ®; TMS oil and gas mineral rights lease revenues; and industrial park and office rentals

Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals and TMS oil and gas mineral rights lease revenues produce higher margins than event and non-event merchandise sales, US Legend Cars, Oil-Chem and certain other operating revenues. We classify our expenses, among other categories, as follows:

•

Direct expense of events – principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of event related employees, advertising, sales and admission taxes, sales commissions, credit card processing fees, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services

•	NASCAR event management (formerly purse and sanction) fees – includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at our speedways
•	Other direct operating expense – includes the cost of certain SMI Properties and subsidiaries merchandising, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office rental revenues

We promote outdoor motorsports events. Weather conditions surrounding these events can significantly affect sales of tickets, concessions and souvenirs, among other things. Although we sell a substantial number of tickets in advance of our larger events, poor weather conditions can have a negative effect on our operating results particularly because we promote a limited number of premier events. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

We believe our financial performance has not been materially affected by inflation.

Management believes the comparative financial information below helps in understanding and comparing our results of operations. Along with our principal operations of motorsports racing and related events, our ancillary businesses are further described and categorized as “Non-Event Motorsports Related Merchandise Revenue”, “Non-Motorsports Merchandise Revenue”, and “Other Revenue” below. The following table shows the composition of selected revenues for the three years ended December 31, 2014 (in thousands):

	2014		2013		2012
Admissions	$100,798	21%	$106,050	22%	$116,034	24%
NASCAR broadcasting	207,369	43%	199,014	41%	192,662	39%
Sponsorships	51,578	11%	54,832	11%	57,633	12%
Other event related	81,493	17%	78,106	16%	81,019	17%
Souvenir and other merchandise	31,058	6%	31,005	7%	31,634	6%
Other	12,013	2%	11,642	3%	11,178	2%
Total revenue	$484,309	100%	$480,649	100%	$490,160	100%

Admissions – Our admissions revenues include ticket sales for our events at a wide range of prices, generally established based on spectator demand, economic conditions and, at times, cost of living increases.

NASCAR Broadcasting – We have annual contracts with NASCAR for domestic television broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways.

Sponsorships – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. We have sponsorship contracts with many major manufacturing and consumer products companies and brands, and many include official sponsorship designations at our speedways and exclusive advertising and promotional rights in various sponsor product categories. None of our individual sponsorship or naming rights contracts exceeded 5% of total revenues in 2014.

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

We also derive revenue from luxury suite rentals, parking and other event and speedway related activities. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of racecars and racing products, concerts, settings for commercials and motion pictures, and other outdoor events. We derive event related revenue from the sale of commercial time and other radio broadcast programming on PRN. None of our individual other event related contracts exceeded 5% of total revenues in 2014.

Souvenir and Other Merchandise – We derive event related revenue from sales of owned motorsports related souvenir merchandise and commissioned souvenir merchandise sales during racing and non-racing events and in our speedway gift shops throughout the year. Souvenir merchandise is sold in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities to individual, group, corporate and other customers. Fees and sales based commissions are paid to us by third-party vendors to allow on-site selling of merchandise and promotional items during our events and activities. Such revenues are generated primarily from SMI Properties and SMI Trackside event souvenir merchandising for our speedways and third-party speedways (“motorsports event merchandise”). We derive other operating revenue from Legend Cars operations (“non-event motorsports related merchandise”) and from Oil-Chem operations (“non-motorsports merchandise”).

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

Significant items discussed elsewhere in indicated sections of this report:

•	New expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement beginning in 2015 through 2024 (discussed above in “Business - NASCAR Broadcasting Rights”)
•	Our long-term, multi-year contracted revenues are significant (discussed above in “Business – General Overview”)
•	Ongoing improvements in our sport (discussed above in “Business – Industry Overview”)
•	Ongoing expanded marketing and promotional efforts (discussed above in “Business – Operating Strategy”)
•	Removal of seating and suites for managing facility capacity at certain speedways (discussed above in “Business - Operating Strategy” and Note 4 to the Consolidated Financial Statements)
•

Further reduced interest costs anticipated from 2015 debt refinancing and redemption transactions (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”)

•	Continued constraint in capital expenditures anticipated for 2015 (discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”)
•	Anticipated income tax benefits from abandoned interest in Motorsports Authentics merchandising joint venture (discussed in Notes 2 and 8 to the Consolidated Financial Statements)
•	Repurchases of common stock (discussed below in “Liquidity and Capital Resources, Future Liquidity – Dividends”)
•	Unrecognized compensation cost for non-vested share based payments (discussed in Note 11 to the Consolidated Financial Statements)

General Factors and Current Operating Trends – Our 2014 race season reflects smaller decreases in admissions, and many of our event related revenue categories reflect stabilizing revenues, as well as higher track rentals, driving school, luxury suite and other event related revenue categories on a year-over-year comparable event basis. Our 2014 results also reflect decreases in certain marketing arrangements and non-television broadcasting rights revenues as compared to last year. Management believes many of our revenue categories continue to be negatively impacted by ongoing weak consumer and corporate spending, including high underemployment in certain demographic groups, high food and health-care costs and other economic factors. Admission revenues for 2014 principally reflect fewer fans attending our NASCAR racing events and, to a much lesser degree, lower average ticket prices. Lower average ticket prices and fewer fans constituted relatively equal percentages of the total decline in admission revenues for NASCAR racing events in 2013 as compared to 2012.

Many parts of the United States experienced a particularly harsh or longer-lasting winter in 2014, and there was record snowfall in 2015 and record rainfall in 2013 in many parts of the East Coast. Management also believes admissions and certain event related revenues and expenses were negatively impacted by poor weather surrounding 2014 NASCAR racing events held at BMS and TMS. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. When events are delayed or postponed because of weather, we typically incur additional operating expenses, as well as generate lower admissions, food, beverage, and souvenir revenues.

For our 2015 events, similar to 2014, management continues to maintain many reduced ticket prices and offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of these adverse economic conditions. Many of our fans are purchasing tickets closer to event dates. We have increased promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment.

NASCAR as a sanctioning body continues to make ongoing improvements in our sport to enhance on-track racing competition and excitement and generate additional fan interest. As further discussed in our “Risk Factors”, the competitiveness in Sprint Cup Series races, the closeness of championship points racing, race car driver popularity, and the success of NASCAR racing in general, can also significantly impact attendance and our operating results. Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increases. As further discussed in “Business - Operating Strategy”, we, NASCAR and the television broadcasters continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and new technology that appeals to younger fans, families and the changing demographics. We are increasingly investing in social media advertising, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets.

As further discussed above in “Business - Competition”, motorsports promotion is a competitive industry. We compete with others in the motorsports industry and with all forms of professional, collegiate and amateur spring, summer and fall sports - locally, regionally and nationally – as well as other forms of leisure and recreational entertainment activities. We compete with new and expanding entertainment options that are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and expanding media, internet and on-demand content, particularly for Sprint Cup and Xfinity Series racing events, both of which are increasingly influenced by changing demographics. As such, we continue to increase and expand our promotional efforts and initiatives as further discussed in “Business - Operating Strategy”.

We have increased promotional activities to help offset the ongoing impact of these adverse economic and market conditions. While the direction and strength of the United States economy appear to be improving, significant uncertainty remains as to its recovery strength and duration. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the consumer and credit markets and improve long-term economic conditions. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and difficult borrowing conditions for consumers and corporate customers. Whether or when these conditions might further improve cannot be determined at this time. See our “Risk Factors” for additional information on ongoing difficult economic conditions and geopolitical risks.

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

2015 Earnings Guidance – In connection with our fourth quarter and full year 2014 earnings release, management provided full year 2015 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, among other factors. Potential higher fuel, health-care and food costs and underemployment could significantly impact our future results.

RACING EVENTS

Set forth below are comparative summaries of our NASCAR Sprint Cup and Xfinity Series (major) racing events by quarter, and other racing events on an annual basis, as scheduled for 2015 and held in 2014, 2013 and 2012:

	Number of Major NASCAR-sanctioned Events
	2015	2014	2013	2012
1st Quarter	4	4	4	4
2nd Quarter	8	8	8	8
3rd Quarter	8	8	8	8
4th Quarter	4	4	4	4
Total	24	24	24	24

	Other Racing Events
	2015	2014	2013	2012
NASCAR Camping World Truck Series	8	7	6	8
NASCAR K&N Pro Series	3	3	3	4
NASCAR Whelen Modified Tour	4	4	4	4
National Hot Rod Association	6	6	6	6
IndyCar Series	2	2	2	2
World of Outlaws	3	3	3	3
Automobile Racing Club of America	1	1	1	-

The scheduled number of major NASCAR racing events in 2015 is the same as 2012 through 2014. However, AMS’s annual NASCAR Sprint Cup race weekend was moved to the first quarter 2015 from the third quarter 2014, one BMS annual NASCAR Sprint Cup race weekend was moved to the second quarter 2015 from the first quarter 2014, and KyS’ annual NASCAR Sprint Cup race weekend was moved to the third quarter 2015 from the second quarter 2014.

The more significant racing schedule changes during the last three years include:

•	In 2014, poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race at BMS and postponing and rescheduling one NASCAR Sprint Cup race at TMS
•	LVMS and TMS each held one Red Bull Air Race World Championship event in 2014 that was not held in 2013 or 2012
•	NHMS held one NASCAR Camping World Truck Series racing event in 2014 that was not held in 2013 or 2012
•	In 2013, one NASCAR Sprint Cup and one Xfinity Series race at both CMS and KyS, and one NASCAR Sprint Cup Series race at SR, was delayed, rescheduled or shortened due to poor weather
•	AMS held one NASCAR Camping World Truck Series race in 2012 that was not held in 2014 or 2013
•	KyS held one ARCA race in 2014 and 2013 that was not held in 2012, and one NASCAR Camping World Truck Series race in 2012 that was not held in 2014 or 2013

YEAR OVER YEAR COMPARISONS OF OPERATING RESULTS

Management believes the comparative information below, the non-GAAP financial information in “Selected Financial Data” above, and the various economic and weather factors discussed in “General Factors and Current Operating Trends” above, helps in understanding and comparing our results of operations. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

Year Ended December 31, 2014 Compared To Year Ended December 31, 2013

Total Revenues for 2014 increased by $3.7 million, or 0.8%, over such revenues for 2013 due to the factors discussed below.

Admissions for 2014 decreased by $5.3 million, or 5.0%, from such revenue for 2013. This decrease is due primarily to lower overall attendance at NASCAR racing events on a comparable year-over-year event basis. The overall decrease was partially offset by the additional events in 2014 described above.

Event Related Revenue for 2014 increased by $1.1 million, or 0.8%, over such revenue for 2013. This increase is due primarily to higher track rental revenues at certain Company speedways, and the additional 2014 events. The increase also reflects higher luxury suite rentals in 2014 as compared to 2013. The overall increase was partially offset by decreases in certain marketing agreement and radio broadcasting revenues associated with NASCAR racing events on a comparable year-over-year event basis.

NASCAR Broadcasting Revenue for 2014 increased by $8.4 million, or 4.2%, over such revenue for 2013. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2014.

Other Operating Revenue for 2014 decreased by $543,000, or 1.8%, from such revenue for 2013. This decrease is due primarily to lower Legend Cars and Oil-Chem revenues, which were partially offset by a combination of individually insignificant items, in 2014 as compared to 2013.

Direct Expense of Events for 2014 increased by $2.7 million, or 2.7%, over such expense for 2013. This increase is due to higher operating costs associated with the additional 2014 events, poor weather at certain 2014 events, and certain NASCAR racing events held in 2014 as compared to 2013. The overall increase was partially offset by lower advertising and other operating costs associated with certain NASCAR racing events on a comparable year-over-year event basis.

NASCAR Event Management Fees for 2014 increased by $3.3 million, or 2.6%, over such expense for 2013. This increase reflects higher annual contractual race event management fees for NASCAR racing events held in 2014 and, to a lesser extent, NHMS hosting a NASCAR Truck Series race in 2014 that was not held in 2013.

Other Direct Operating Expense for 2014 decreased by $127,000, or 0.7%, from such expense for 2013. This decrease is due primarily to lower operating costs associated with Legend Cars revenues and a combination of individually insignificant items in 2014 as compared to 2013.

General and Administrative Expense for 2014 increased by $5.1 million, or 5.5%, over such expense for 2013. This increase is due primarily to higher utility, legal and other professional service, repair and maintenance costs, and higher compensation costs including wage cost inflation, in 2014 as compared to 2013.

Depreciation and Amortization Expense for 2014 increased by $23.7 million, or 43.3%, over such expense for 2013. This increase reflects accelerated depreciation on retired assets and certain damaged property in 2014 as further described in Note 4 to the Consolidated Financial Statements. The overall increase was partially offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for 2014 was $21.2 million compared to $31.9 million for 2013. This change reflects redemption of higher interest rate 2016 Senior Notes in 2013 with lower interest rate Credit Facility borrowings, lower total outstanding debt and, to a lesser extent, higher interest income and capitalized interest in 2014 as compared to 2013. See Note 6 to the Consolidated Financial Statements for additional information.

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

Other Income, Net for 2014 was $2.3 million compared to other expense, net of $293,000 for 2013. This change reflects net gains related to involuntary conversion of certain TMS property and insurance recovery for certain damaged BMS property, lower unused loan commitment fees and a combination of individually insignificant items in 2014 as compared to 2013.

Income Tax Provision. As further described in Note 8 to the Consolidated Financial Statements, our effective income tax rate for 2014 was 38.4% and for 2013 was 87.2%. Our 2014 tax rate reflects income tax expense associated with discontinued oil and gas activities as further described in Note 8 to the Consolidated Financial Statements, offset by the positive impact of net decreases in uncertain tax position liabilities of prior years and lower effective state income tax rates. The higher 2013 tax rate results primarily from the tax benefit related to the equity interest abandonment as further discussed in Note 8 to the Consolidated Financial Statements, and partially offset by a goodwill impairment charge for which a significant portion had no tax benefit as further discussed in Note 2 to the Consolidated Financial Statements. The 2013 rate also reflects tax benefits of $5.5 million resulting from certain state income tax law changes and strategic state tax restructuring. Excluding those items, the 2013 effective income tax rate would have been 36.8%.

Income (Loss) From Discontinued Operation, Net of Taxes for 2014 reflects recovery of $6.0 million of previously reserved receivables through favorable settlements as further described in Note 8 to the Consolidated Financial Statements, and legal fees and other costs associated with efforts to recover previously reserved receivables in 2014 and 2013.

Net Income for 2014 was $31.1 million compared to a net loss of $6.5 million for 2013. This change is due to the factors discussed above.

Year Ended December 31, 2013 Compared To Year Ended December 31, 2012

Total Revenues for 2013 decreased by $9.5 million, or 1.9%, from such revenues for 2012 due to the factors discussed below.

Admissions for 2013 decreased by $10.0 million, or 8.6%, from such revenue for 2012. This decrease is due primarily to lower overall admissions at NASCAR racing events on a comparable year-over-year event basis. Lower average ticket prices for NASCAR racing events in 2013 constituted approximately 45% of the total decline in NASCAR admissions revenue as compared to 2012. The decrease also reflects, to a much smaller degree, the changes in 2013 events as compared to 2012 described above.

Event Related Revenue for 2013 decreased by $5.8 million, or 3.8%, from such revenue for 2012. This decrease is due primarily to declines in sponsorship, luxury suite and radio time revenues, as well as most other event related revenues, associated with NASCAR racing events on a comparable year-over-year event basis. The overall decrease was partially offset by higher track rental revenues at certain Company speedways in 2013.

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

NASCAR Event Management Fees for 2013 increased by $2.1 million, or 1.7%, over such expense for 2012. This increase reflects higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2013. The overall increase was partially offset by the changes in 2013 events as compared to 2012.

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

Income (Loss) From Discontinued Operation, Net of Taxes for 2013 and 2012 represents legal fees and other costs associated with efforts to sell or dissolve our remaining foreign investment interest and recover previously reserved receivables. The costs in 2012 were offset by a gain recognized upon favorable settlement of certain insurance claims.

Net Loss for 2013 was $6.5 million compared to net income of $42.1 million for 2012. This change is due to the factors discussed above.

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2014:

	Percentage of Total Revenue
Years Ended December 31:	2014	2013	2012
Revenues:
Admissions	20.8%	22.1%	23.7%
Event related revenue	30.3	30.3	30.9
NASCAR broadcasting revenue	42.9	41.4	39.3
Other operating revenue	6.0	6.2	6.1
Total revenues	100.0	100.0	100.0
Expenses and other:
Direct expense of events	21.1	20.7	20.7
NASCAR event management fees	26.5	26.0	25.1
Other direct operating expense	3.8	3.9	3.9
General and administrative	20.0	19.1	18.4
Depreciation and amortization	16.2	11.4	11.3
Interest expense, net	4.4	6.6	8.4
Impairment of goodwill and other intangible assets	–	18.5	–
Loss on early debt redemption and refinancing	–	3.8	–
Other (income) expense, net	(0.5)	0.1	(0.8)
Total expenses and other	91.5	110.1	87.0
Income (loss) from continuing operations before income taxes	8.5	(10.1)	13.0
Income tax provision	(3.3)	8.8	(4.5)
Income (loss) from continuing operations	5.2	(1.3)	8.5
Income (loss) from discontinued operation, net of taxes	1.2	(0.0)	0.1
Net income (loss)	6.4%	(1.3)%	8.6%

SEASONALITY AND COMPARISON OF QUARTERLY RESULTS

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and growth in our operations, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment or moving of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. Also, certain racing events are more profitable than others dependent on facility size, media market, broadcasting rights, weather and many other factors. See “Racing Events” above for additional comparative quarterly information on our Sprint Cup and Xfinity Series racing events, and “Year over Year Comparisons of Operating Results” above for additional information on changes in various racing events held in 2012 through 2014, and scheduled to be held in 2015.

The quarterly information below is derived from our Quarterly Reports on Form 10-Q filed in 2014 and 2013. As further described in the indicated Notes to the Consolidated Financial Statements, we recorded net gains related to insurance recovery for certain damaged BMS property in the first quarter 2014, involuntary conversion of certain TMS property in the second quarter 2014 and accelerated depreciation on retired assets and certain damaged property in the second and fourth quarters 2014 (Note 4). We recorded recovery of $6.0 million of previously reserved receivables through favorable settlement in discontinued operations in the third quarter 2014, with the associated income tax effect reflected in continuing operations under applicable authoritative guidance (Note 1). We recorded an impairment charge on goodwill (Note 2) and a loss on early debt redemption and refinancing in the second quarter 2013 (Note 6). As further described in Note 8 to the Consolidated Financial Statements, our 2014 effective income tax rates reflects third quarter income tax expense associated with the favorable settlement in discontinued oil and gas activities, offset by the fourth quarter positive impact of net decreases in uncertain tax position liabilities of prior years and lower effective state income tax rates. Our 2013 effective income tax rates reflect certain non-recurring benefits related to state income tax restructuring in the first quarter and tax law changes in the third quarter, goodwill impairment charges for which a significant portion had no tax benefit in the second quarter 2013, and abandonment of MA joint venture as of December 31, 2013.

Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Also, individual quarterly amounts may not be additive due to rounding.

	2014 (unaudited)					2013 (unaudited)
	(dollars in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$84,542	$175,877	$139,837	$84,053	$484,309	$84,222	$176,763	$137,500	$82,164	$480,649
Total expenses	81,533	133,277	121,484	106,789	443,083	86,354	134,535	119,981	80,838	421,708
Sub-total	3,009	42,600	18,353	(22,736)	41,226	(2,132)	42,228	17,519	1,326	58,941
Impairment of goodwill	–	–	–	–	–	–	89,037	–	–	89,037
Loss on early debt redemption and refinancing	–	–	–	–	–	–	18,467	–	–	18,467
Provision for income taxes	(1,101)	(15,374)	(9,336)	9,989	(15,822)	799	(2,508)	(5,157)	49,217	42,351
Income (loss) from continuing operations	$1,908	$27,226	$9,017	$(12,747)	$25,404	$(1,333)	$(67,784)	$12,362	$50,543	$(6,212)
Income (loss) from discontinued operation	(41)	(27)	5,978	(200)	5,710	(35)	(27)	(68)	(116)	(246)
Net income (loss)	$1,867	$27,199	$14,995	$(12,947)	$31,114	$(1,368)	$(67,811)	$12,294	$50,427	$(6,458)

Basic earnings (loss) per share:
Continuing operations	$0.05	$0.66	$0.22	$(0.31)	$0.61	$(0.03)	$(1.64)	$0.30	$1.22	$(0.15)
Discontinued operation	(0.00)	(0.00)	0.14	(0.00)	0.14	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss)	$0.05	$0.66	$0.36	$(0.31)	$0.75	$(0.03)	$(1.64)	$0.30	$1.22	$(0.16)

Diluted earnings (loss) per share:
Continuing operations	$0.05	$0.66	$0.22	$(0.31)	$0.61	$(0.03)	$(1.64)	$0.30	$1.22	$(0.15)
Discontinued operation	(0.00)	(0.00)	0.14	(0.00)	0.14	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss)	$0.05	$0.66	$0.36	$(0.31)	$0.75	$(0.03)	$(1.64)	$0.30	$1.22	$(0.16)

Major NASCAR-sanctioned events	4	8	8	4	24	4	8	8	4	24

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt offerings. Significant changes in our financial condition and liquidity in 2014, 2013 and 2012 resulted primarily from:

(1)	net cash provided by operations amounting to $125.3 million in 2014, $93.4 million in 2013 and $122.1 million in 2012
(2)	borrowings under long-term debt for refinancing amounting to $150.0 million in 2014, $355.0 million in 2013 and $0 in 2012
(3)	repayments of long-term debt amounting to $211.5 million in 2014, $413.0 million in 2013 and $53.0 million in 2012
(4)	payment of loan amendment and debt refinancing costs amounting to $1.6 million in 2014, $5.9 million in 2013 and $0 in 2012
(5)	payment of quarterly cash dividends amounting to $24.9 million in each of 2012 through 2014
(6)	repurchases of common stock amounting to $4.2 million in 2014, $3.1 million in 2013 and $2.6 million in 2012
(7)	cash outlays for capital expenditures amounting to $22.0 million in 2014, $12.0 million in 2013 and $26.8 million in 2012
(8)	proceeds from insurance recovery and sales of property and equipment amounting to $1.3 million in 2014, $160,000 in 2013 and $3.6 million in 2012

The 2013 change in cash flows from operating activities associated with the deferred income tax provision results primarily from valuation allowance reversal of $49.3 million related to MA as further described in Note 8 to the Consolidated Financial Statements. In 2013, recognition of the tax benefit reduced net deferred tax liabilities and had no impact on cash flows from operations. As further discussed in Notes 2, 6, 7, 8 and 9 to the Consolidated Financial Statements, we had the following contractual obligations as of December 31, 2014 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event income	$43,351	$43,351	–	–	–
Long-term debt, bank credit facility and senior notes(2)	404,816	7,070	$15,000	$382,746	–
Other liabilities	5,806	–	–	5,806	–
Interest on fixed rate debt obligations(3)	68,962	16,930	33,750	18,282	–
Deferred income taxes(4)	371,903	–	–	–	371,903
Interest on floating rate credit facility debt(3)	13,919	3,086	5,732	5,101	–
NASCAR event management fees(5)	133,773	133,773	–	–	–
Contracted capital expenditures(1)	3,404	3,404	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	3,307	1,001	1,079	521	706

Total Contractual Cash Obligations	$1,055,441	$214,815	$55,561	$412,456	$372,609

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of credit	$1,152	$1,152	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $557,000 in 2014); (b) income tax liabilities of approximately $1.2 million as of December 31, 2014 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $22.0 million in 2014).

(2)

Long-term debt reflects payments under the 2019 Senior Notes as currently scheduled and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of December 31, 2014, there were no outstanding revolving Credit Facility borrowings, and the Company had availability for borrowing up to an additional $98.8 million, including up to an additional $48.8 million in letters of credit. The new 2023 Senior Notes issued in January 2015, and planned redemption of the 2019 Senior Notes in March 2015, are not reflected above.

(3)

Interest payments for fixed rate debt pertain to the 2019 Senior Notes as currently scheduled and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $150.0 million at December 31, 2014 and a weighted average interest rate of 2.1% in 2014.

(4)	All non-current deferred income taxes are reflected as due in “more than 5 years” because timing of annual future reversal and payment is not readily determinable at this time.
(5)

NASCAR event management (purse and sanction) fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2015. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR event management fees. Fees for years after 2015 have not yet been negotiated and could increase or decrease or change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after December 31, 2014. In February 2015, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in March 2015. Quarterly cash dividends paid in 2014 totaled approximately $24.9 million.

LIQUIDITY

As of December 31, 2014, our cash and cash equivalents totaled $110.0 million, outstanding borrowings under the Credit Facility totaled $150.0 million (all Term Loan), outstanding letters of credit amounted to $1.2 million, and the Company had availability for borrowing up to an additional $98.8 million, including $48.8 million in letters of credit, under the revolving Credit Facility. At December 31, 2014, net deferred tax liabilities totaled $348.1 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

Our Long-term, Multi-year Contracted Revenues are Significant – As further described above in “Business – Industry Overview”, much of our revenue is generated under long-term multi-year contracts, including the new ten-year NASCAR television broadcast agreements starting in 2015 through 2024. NASCAR announcements have valued the new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual rights fees for the industry and an approximate 46% increase over the previous contract annual average of $560 million. These new ten-year broadcasting agreements are anticipated to provide us annual contracted revenue increases averaging almost 4% per year, and our total contracted NASCAR broadcasting revenues are expected to approximate $217 million in 2015.

Most of our NASCAR Sprint Cup, Xfinity and Camping World Truck Series event sponsorships for our 2015 racing season, and many for years beyond 2015, are already sold. Many of our other sponsorships and corporate marketing contracts are for multiple years. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. While the long-term television broadcasting rights agreements include annual revenue increases over the contract periods, associated annual increases in event management (purse and sanction) fees paid to NASCAR may continue.

As further discussed in Note 2 to the Consolidated Financial Statements, we recognized revenue of approximately $3.1 million in 2013 and $3.2 million in 2012 ($0 in 2014) under a two-year TMS oil and gas mineral rights lease agreement. This lease agreement was extended and oil and gas extraction commenced in 2014, entitling TMS to stipulated stand-alone and shared royalties. In 2014, TMS received and recognized royalty payments of $3.2 million under the extended lease agreement. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will be maintained or adequate. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control.

General Debt Overview - We have reduced total long-term debt ($61.5 million in 2014, $58.0 million in 2013 and $53.0 million in 2012) and reduced interest costs through principal repayment and various financing transactions. As further described below and in Notes 6 and 14 to the Consolidated Financial Statements, we amended our Credit Facility in December 2014, issued new 5.125% Senior Notes due 2023 in January 2015 and plan to fully redeem our 2019 Senior Notes in March 2015. In 2013, we issued $100.0 million of additional 2019 Senior Notes, amended our Credit Facility and redeemed all outstanding $275.0 million of 8.75% Senior Notes. Although our 2014 and 2013 (and 2015) financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, our amended Credit Facility contains less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years and lower interest costs under the new Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in this Annual Report for other factors related to our indebtedness and general economic conditions.

2014 Amendment of Bank Credit Facility - In December 2014, we amended our Credit Facility which, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility, (ii) provides for a five-year $150.0 million senior secured term loan (which was fully drawn by the Company on December 29, 2014) and a five-year delayed draw term loan of up to $50.0 million borrowable in a single advance no later than March 29, 2015; (iii) matures in December 2019; and (iv) contains an accordion feature with specified limits and conditions. Delayed draw term loan borrowings or proceeds of the first $200.0 million increase in revolving commitments, additional term loans or combination thereof under the Credit Facility's accordion feature must be used to repay or redeem the Company's 2019 Senior Notes. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $7.5 million each twelve-month period based on an initial draw of $150.0 million, with first payment due June 2015).

Under the amended facility, interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The interest rate margins on borrowings are adjustable periodically based upon certain consolidated total leverage ratios.

2013 Amendment of Bank Credit Facility – In February 2013, we amended our Credit Facility in connection with issuing additional 2019 Senior Notes and redeeming our 2016 Senior Notes as further discussed below. Prior to 2014 amendment, the Credit Facility provided for a five-year $100.0 million senior secured revolving credit facility, a five-year $250.0 million senior secured term loan, and was scheduled to mature in February 2018. Interest was based, at our option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. The Term Loan required minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12.5 million in a twelve-month period on an initial draw of $250.0 million).

2019 Senior Notes, Add-on Offering in 2013 and Early Redemption Planned in 2015 – As further described in Note 14 to the Consolidated Financial Statements, we plan to redeem all outstanding 6.75% 2019 Senior Notes in aggregate principal of $250.0 million on March 13, 2015. The 2019 Senior Notes consist of $150.0 million issued in 2011 at par and $100.0 million issued in an add-on offering in January 2013 at 105% of par, and net proceeds after commissions and fees approximated $103.4 million. The proceeds were used to repay $95.0 million of Credit Facility borrowings, representing all facility borrowings then outstanding. The 2019 Senior Notes are scheduled to mature in February 2019 and interest payments are scheduled due February 1 and August 1.

Under the terms of the 2019 Senior Notes agreement, we plan to redeem the notes at a redemption premium of 103.375% of par plus accrued interest. We plan to use the net proceeds of the new 2023 Senior Notes discussed below, $50.0 million of delayed draw Credit Facility term loan borrowings and cash on hand to fund the redemption, including redemption premium and transaction costs. We anticipate recognizing a pre-tax charge to earnings in the first quarter 2015 of approximately $8.4 million for associated redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium.

2015 Issuance of New Senior Notes – As further described in Note 14 to the Consolidated Financial Statements, we completed a private placement issuance of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million (the 2023 Senior Notes) in January 2015. These 2023 Senior Notes were issued at par, and net proceeds after commissions and fees approximated $196.8 million. We plan to use the net offering proceeds to fund a portion of the planned March 2015 redemption of 2019 Senior Notes as described above. We also plan to offer to exchange these notes for substantially identical notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1, commencing August 1, 2015. The 2023 Senior Notes agreement contains specified redemptions premiums and change of control repurchase provisions. The 2023 Senior Notes also contain specific requirements and restrictive financial covenants and limitations, guarantees and cross-default provisions generally similar to those of the 2019 Senior Notes.

2013 Early Redemption of 2016 Senior Notes – Effective June 1, 2013, we fully redeemed our 8.75% Senior Notes aggregating $275.0 million in outstanding principal at a redemption premium of 104.375% of par plus accrued interest. The 2016 Senior Notes, originally issued at 96.8% of par and scheduled to mature in June 2016, had interest payments due June 1 and December 1. We used Term Loan borrowings of $250.0 million and cash on hand of $37.1 million to fund the redemption, including redemption premium and transaction costs.

Other General Debt Agreement Terms and Conditions – Our amended Credit Facility, 2019 Senior Notes and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities. These three debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, are further described in Notes 6 and 14 to the Consolidated Financial Statements.

Our amended Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of December 31, 2014. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining a consolidated interest coverage ratio of no less than 3.25 to 1.0. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors”, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares (increased from 4.0 million shares with Board of Director approval on February 12, 2014) of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. As of December 31, 2014, we could repurchase up to an additional 946,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At December 31, 2014, we had various construction projects underway. In 2015, we plan to complete construction of a new infield road course at CMS. Similar to 2014, we plan to improve traffic infrastructure, improve certain permanent seating, and continue to modernize and expand premium hospitality and fan-zone entertainment areas, and upgrade restroom and other fan amenities at certain speedway facilities. We also plan to continue investing in additional social media and web application technology to attract and enhance the entertainment experience of our race fans. As of December 31, 2014, we had contractual obligations for capital expenditures of approximately $3.4 million for facility improvements at our various speedways.

In 2014 and 2013, capital expenditures amounted to $22.0 million and $12.0 million, representing sizable reductions compared to many previous years. At this time, aggregate payments for capital expenditures in 2015 are estimated to approximate $20.0 to $30.0 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, and applicable limitations under our various debt agreements, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described in “Liquidity” above, our Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million each year, increasable up to $75.0 million, subject to maintaining certain financial covenants. The 2019 Senior Notes Indenture permits dividend payments each year of up to $0.48 per share (up to $0.80 under the new 2023 Senior Notes indenture) of common stock, increasable subject to meeting certain financial covenants.

On February 11, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, payable on March 13, 2015 to shareholders of record as of March 2, 2015. This 2015 quarterly cash dividend is expected to be paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of December 31, 2014, we had aggregate outstanding letters of credit of $1.2 million. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

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

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing events (Note 2)
•	Accounting for NASCAR broadcasting revenue and event management fees (Note 2)
•	Revenue recognition for marketing agreements (Note 2)
•	Revenue recognition for non-racing event deferred income (Note 2)
•	Revenue recognition for non-event souvenir merchandise and other revenues (Note 2)
•	Accounting for uncertainties in income taxes (Notes 2 and 8)
•	Interest expense, deferred loan cost amortization and original debt issuance discount and premium (Note 2)
•	Loss contingencies and financial guarantees (Note 2)
•	Accounting for share-based compensation (Note 11)
•	Fair value of financial instruments (Note 2)

Recoverability of Property and Equipment and Goodwill and Other Intangible Assets – As of December 31, 2014, we had net property and equipment of $1.1 billion, net other intangible assets of $394.9 million and goodwill of $49.7 million. As described in Note 2 to the Consolidated Financial Statements, we follow applicable authoritative guidance which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. The methods, assumptions and business factors used in our annual impairment assessment and other factors associated with recoverability and impairment considerations are further described in Note 2 to the Consolidated Financial Statements and our “Risk Factors” above, and are not repeated here.

Management’s latest annual impairment assessment in the second quarter 2014 indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for race date event sanctioning and renewal agreements associated with NHMS acquired in 2008. The excess of estimated fair value over associated aggregate carrying values of $296.1 million for those material nonamortizable agreements was found to be relatively nominal, resulting in heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Management believes there have since been no events or circumstances which indicate possible impairment, and that no unrecognized impairment of property and equipment and goodwill and other intangible assets exists through or as of December 31, 2014. Management believes our operational and cash flow forecasts support its conclusions. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over estimated useful lives of the respective assets. We have net property and equipment of $1.1 billion and insignificant net amortizable intangible assets as of December 31, 2014. See Notes 4 and 5 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. As of December 31, 2014, we have nonamortizable intangible assets of $394.9 million and goodwill of $49.7 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected at this time. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. Because we have a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a material impact on our future financial condition or results of operations.

As further discussed in our “Risk Factors”, from time to time, we may decide to further reduce or eliminate lower demand seating and suites at our speedways. When management decides on removal, depreciation is accelerated and recorded prospectively over shortened estimated remaining useful lives of the assets, beginning when both management commits to and begins removal. Recording accelerated depreciation, gain or loss on disposal or impairment losses related to property and equipment is based on assessment of the associated facts and circumstances. In 2014, we recorded accelerated depreciation of $24.5 million related to removal of certain low demand seating and suites at AMS, CMS and NHMS related to managing facility capacity as further described in Note 4 to the Consolidated Financial Statements. Notwithstanding these 2014 non-cash charges, the carrying values for seating and luxury suites at each of our speedways are material. Depending on management’s plans, we could be required to record accelerated depreciation, write off remaining undepreciated net book value of associated assets, and expense costs of demolition and disposal, all or some of which could have a material adverse impact on our future financial condition or results of operations.

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

Income Taxes – Our income taxes and deferred tax assets and liabilities are material to our current and future financial condition and results of operations. A description of our accounting and reporting for income taxes, associated assumptions and estimates and comparative effective interest rate information are further described in Notes 2 and 8 to the Consolidated Financial Statements, and are not repeated here. At December 31, 2014, net current deferred tax assets totaled $23.8 million, and net noncurrent deferred tax liabilities totaled $371.9 million, after reduction for noncurrent deferred tax assets of $50.6 million. As of December 31, 2014, valuation allowances of $12.7 million are provided against deferred tax assets. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs.

As further described in Notes 2 and 8 to the Consolidated Financial Statements, we recognized an anticipated tax benefit of $49.3 million related to abandonment of our MA equity investment as of December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance. As a result of abandonment, we intend to recognize tax losses that will be reported on our 2014 income tax returns. We have reduced current income taxes payable by approximately $20.0 million as of December 31, 2014 through utilization of current deferred income tax assets related to abandonment. The various considerations, information used and conclusions reached by management are further described in Note 8 to the Consolidated Financial Statements and are not repeated here. We believe we will fully utilize the associated tax losses. Should our tax position not be fully sustained if examined, a valuation allowance would be required to reduce or eliminate the associated deferred tax assets and material acceleration of income taxes then currently payable could occur. Any differences between the final tax outcome and amounts recorded would affect our income tax provision in the period in which such determination was made.

Our effective income tax rates can widely vary from year to year for many reasons and the factors that impacted our rates for 2012 through 2014 are further discussed in Note 8 to the Consolidated Financial Statements. Our effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense. Changes in existing tax laws or rates could affect our actual future taxable results and the realization of deferred tax assets or liabilities over time. Significant judgment is involved in evaluating our uncertain tax positions and provision for income taxes. Our accounting for these deferred tax assets represents our best estimate of future events. Also, changes in assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

Legal Proceedings and Contingencies – As discussed above in “Legal Proceedings” and Note 10 to the Consolidated Financial Statements, we are involved in various legal matters and intend to continue to defend existing legal actions in fiscal 2015. We use a combination of insurance and self-insurance to manage various risks associated with our speedways, other properties and motorsports events, and other business risks. See our “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters will have a material adverse effect on our future financial position, results of operations or cash flows. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our future financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements for additional information on our financial instruments and fair value information. As of December 31, 2014, there were $150.0 million in borrowings outstanding under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at December 31, 2014 would cause an approximate change in annual interest expense of $1.5 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at December 31, 2014 or 2013.

As further described in Note 6 to the Consolidated Financial Statements, we amended our Credit Facility in December 2014 which, among other things, now provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $150.0 million senior secured term loan (which was fully drawn on December 29, 2014 to refinance previous Term Loan borrowings), a five-year delayed draw term loan of up to $50.0 million borrowable in a single advance no later than March 29, 2015, and matures in February 2018. As of December 31, 2014, we had availability for borrowing up to an additional $98.8 million, including $48.8 million in letters of credit, under the revolving Credit Facility. As further discussed in “Liquidity” above and Note 14 to the Consolidated Financial Statements, we issued new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015, and plan to fully redeem the 6.75% Senior Notes scheduled due 2019 in March 2015. We plan to use net offering proceeds of the new 2023 Senior Notes (fixed rate), term loan borrowings (all variable rate) under the Credit Facility, and available cash to fund the planned redemption.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2014 and 2013 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2014	2013	2014	2013
Floating rate notes receivable(1)	–	$2,005	–	$2,005
Floating rate revolving Credit Facility, including Term Loan(2)	$150,000	210,000	$150,000	210,000	February 2018
6.75% Senior Notes(3)	253,372	254,197	257,500	265,000	Scheduled February 2019

(1)	Interest was based at 1% over prime and due on demand. The note was repaid and settled in 2014.
(2)	The weighted average interest rate on borrowings under the Credit Facility in 2014 and 2013 was 2.1% and 2.2%, respectively.
(3)

Carrying values at December 31, 2014 and 2013 include debt issuance premium of $3.4 million and $4.2 million, respectively. As further discussed in Note 14 to the Consolidated Financial Statements, we plan to fully redeem these notes in March 2015.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $1.2 million and $887,000, and no instruments or securities with equity price risk, as of December 31, 2014 and 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of, December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 6, 2015

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31:	2014	2013
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$110,046	$97,343
Accounts and notes receivable, net	34,855	34,594
Prepaid and refundable income taxes	8,306	8,891
Inventories, net	8,350	8,605
Prepaid expenses	3,881	3,594
Deferred income taxes	23,786	49,181
Total Current Assets	189,224	202,208
Notes and Other Receivables:
Affiliates (Note 9)	–	3,294
Other	1,555	1,800
Other Assets	30,714	29,146
Property and Equipment, Net (Note 2)	1,052,153	1,105,177
Other Intangible Assets, Net	394,941	394,955
Goodwill	49,680	49,680
Total	$1,718,267	$1,786,260

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,070	$13,847
Accounts payable	11,166	10,519
Deferred race event and other income, net	55,209	57,888
Accrued interest	7,055	7,044
Accrued expenses and other current liabilities	25,131	21,656
Total Current Liabilities	105,631	110,954
Long-term Debt (Note 6)	397,747	453,142
Payable to Affiliate	–	2,594
Deferred Income, Net	4,822	6,932
Deferred Income Taxes	371,903	381,756
Other Liabilities	7,019	4,892
Total Liabilities	887,122	960,270
Commitments and Contingencies (Notes 2, 6, 7, 8, 10, 11, 12 and 14)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,340,000 in 2014 and 41,404,000 in 2013	456	454
Additional Paid-in Capital	252,571	249,505
Retained Earnings	671,648	665,394
Treasury Stock at cost, shares – 4,216,000 in 2014 and 3,999,000 in 2013	(93,530)	(89,363)
Total Stockholders’ Equity	831,145	825,990
Total	$1,718,267	$1,786,260

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31:	2014	2013	2012
(In thousands, except per share amounts)

Revenues:
Admissions	$100,798	$106,050	$116,034
Event related revenue	146,849	145,749	151,562
NASCAR broadcasting revenue	207,369	199,014	192,662
Other operating revenue	29,293	29,836	29,902
Total Revenues	484,309	480,649	490,160
Expenses and Other:
Direct expense of events	102,196	99,500	101,402
NASCAR event management fees	128,254	125,003	122,950
Other direct operating expense	18,513	18,640	18,908
General and administrative	96,762	91,676	90,407
Depreciation and amortization (Note 2)	78,426	54,725	55,499
Interest expense, net	21,237	31,871	41,217
Impairment of goodwill (Note 2)	–	89,037	–
Loss on early debt redemption and refinancing (Note 6)	–	18,467	–
Other (income) expense, net	(2,305)	293	(3,908)
Total Expenses and Other	443,083	529,212	426,475
Income (Loss) from Continuing Operations Before Income Taxes	41,226	(48,563)	63,685
Provision For Income Taxes (Note 8)	(15,822)	42,351	(21,892)
Income (Loss) from Continuing Operations	25,404	(6,212)	41,793
Income (Loss) from Discontinued Operation	5,710	(246)	326
Net Income (Loss)	$31,114	$(6,458)	$42,119

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.61	$(0.15)	$1.01
Discontinued Operation	0.14	(0.01)	0.01
Net Income (Loss)	$0.75	$(0.16)	$1.02
Weighted Average Shares Outstanding	41,377	41,405	41,431

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.61	$(0.15)	$1.01
Discontinued Operation	0.14	(0.01)	0.01
Net Income (Loss)	$0.75	$(0.16)	$1.02
Weighted Average Shares Outstanding	41,400	41,423	41,437

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31,	Outstanding Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders’
2014, 2013 and 2012	Shares	Amount	Capital	Earnings	Stock	Equity
(In thousands)

Balance, January 1, 2012	41,452	$451	$244,946	$679,491	$(83,708)	$841,180
Net income	–	–	–	42,119	–	42,119
Share-based compensation	138	2	2,032	–	–	2,034
Cash dividends of $0.60 per share of common stock	–	–	–	(24,883)	–	(24,883)
Repurchases of common stock at cost	(157)	–	–	–	(2,574)	(2,574)
Balance, December 31, 2012	41,433	453	246,978	696,727	(86,282)	857,876
Net loss	–	–	–	(6,458)	–	(6,458)
Share-based compensation	132	1	2,368	–	–	2,369
Exercise of stock options	8	–	159	–	–	159
Cash dividends of $0.60 per share of common stock	–	–	–	(24,875)	–	(24,875)
Repurchases of common stock at cost	(169)	–	–	-	(3,081)	(3,081)
Balance, December 31, 2013	41,404	454	249,505	665,394	(89,363)	825,990
Net income	–	–	–	31,114	–	31,114
Share-based compensation	146	2	2,894	–	–	2,896
Exercise of stock options	7	–	172	–	–	172
Cash dividends of $0.60 per share of common stock	–	–	–	(24,860)	–	(24,860)
Repurchases of common stock at cost	(217)	–	–	–	(4,167)	(4,167)
Balance, December 31, 2014	41,340	$456	$252,571	$671,648	$(93,530)	$831,145

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31: (In thousands)	2014	2013	2012

Cash Flows from Operating Activities:
Net income (loss)	$31,114	$(6,458)	$42,119
(Income) loss from discontinued operation	(5,710)	246	(326)
Cash provided (used) by operating activities of discontinued operation	5,710	(246)	326
Adjustments to reconcile income or loss from continuing operations to net cash provided by operating activities:
Impairment of goodwill	–	89,037	–
Loss on early debt redemption and refinancing, non-cash	–	6,386	–
(Gain) loss on insurance recovery and disposals of property and equipment and other assets	(2,205)	62	(3,145)
Deferred loan cost amortization	2,014	2,386	2,525
Interest expense accretion of debt discount and premium, net	(672)	5	1,702
Depreciation and amortization	78,426	54,725	55,499
Amortization of deferred income	(2,345)	(5,895)	(5,772)
Deferred income tax provision	15,234	(52,201)	24,119
Share-based compensation	2,610	2,224	1,936
Changes in operating assets and liabilities:
Accounts and notes receivable	(741)	797	3,066
Prepaid, refundable and accrued income taxes	585	(2,766)	6,850
Inventories	255	189	(164)
Prepaid expenses	(287)	144	31
Accounts payable	(821)	(294)	(1,322)
Deferred race event and other income	(2,843)	2,545	(4,685)
Accrued interest	11	813	(29)
Accrued expenses and other liabilities	3,224	1,595	(1,419)
Deferred income	331	393	733
Other assets and liabilities	1,388	(276)	73
Net Cash Provided By Operating Activities	125,278	93,411	122,117

Cash Flows from Financing Activities:
Borrowings under long-term debt	150,000	355,000	–
Principal payments on long-term debt	(211,500)	(413,000)	(53,000)
Payments of loan amendment, debt refinancing and debt issuance costs	(1,608)	(5,899)	–
Exercise of common stock options	131	159	–
Dividend payments on common stock	(24,860)	(24,875)	(24,883)
Repurchases of common stock	(4,167)	(3,081)	(2,574)
Net Cash Used By Financing Activities	(92,004)	(91,696)	(80,457)

Cash Flows from Investing Activities:
Payments for capital expenditures	(22,036)	(12,036)	(26,787)
Payment for other non-current assets	–	–	(30)
Proceeds from insurance recovery and sales of property and equipment	1,263	160	3,571
Repayment of notes and other receivables (Note 9)	814	684	531
Net Cash Used By Investing Activities	(19,959)	(11,192)	(22,715)
Net Increase (Decrease) In Cash and Cash Equivalents	13,315	(9,477)	18,945
Change in cash collected for and payable to third party, cash not provided or used by operating activities (Note 2)	(612)	412	95
Cash and Cash Equivalents at Beginning of Year	97,343	106,408	87,368
Cash and Cash Equivalents at End of Year	$110,046	$97,343	$106,408

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$21,760	$31,426	$41,610
Cash paid for income taxes	557	14,302	2,856
Supplemental Non-cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	2,115	(486)	(1,591)
Increase in deferred income for exchange of property and equipment	250	110	1,247

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operating subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC (Sonoma Raceway or SR), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entity (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value.

Description of Business – The Company is a promoter, marketer and sponsor of motorsports activities in the United States. The Company principally owns and operates the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway, and Texas Motor Speedway. The Company also provides event and non-event souvenir merchandising and distribution services, and food, beverage and hospitality catering services under an outside management contract through our SMI Properties subsidiaries; provides radio programming, production and distribution through PRN and RCU; manufactures and distributes smaller-scale, modified racing cars and parts through Legend Cars, and sells an environmentally-friendly micro-lubricant® through Oil-Chem. Before February 1, 2014, the Company also provided souvenir merchandising services through its Motorsports Authentics joint venture (see Note 2).

Racing Events – As further described in Note 2, the Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. In 2014, the Company held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. The Company also held seven NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association, one Automobile Racing Club of America and three World of Outlaws racing events. In 2013, the Company held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. The Company also held six NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2012, the Company held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. The Company also held eight NASCAR Camping World Truck Series racing events, four NASCAR K&N Pro Series racing events, four NASCAR Whelen Modified Tour, two IndyCar Series racing events, six major NHRA racing events, and three WOO racing events.

The more significant racing schedule changes during the last three years include:

•	In 2014, poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race at BMS and postponing and rescheduling one NASCAR Sprint Cup race at TMS
•	LVMS and TMS each held one Red Bull Air Race World Championship event in 2014 that was not held in 2013 or 2012
•	NHMS held one NASCAR Camping World Truck Series racing event in 2014 that was not held in 2013 or 2012
•	In 2013, one NASCAR Sprint Cup and one Xfinity Series race at both CMS and KyS, and one NASCAR Sprint Cup Series race at SR, was delayed, rescheduled or shortened due to poor weather
•	AMS held one NASCAR Camping World Truck Series race in 2012 that was not held in 2014 or 2013
•	KyS held one ARCA race in 2014 and 2013 that was not held in 2012, and one NASCAR Camping World Truck Series race in 2012 that was not held in 2014 or 2013

Discontinued Oil and Gas Activities – In 2008, the Company discontinued its oil and gas operations primarily because of ongoing challenges and business risks in conducting those activities in foreign countries. Those operations are presented herein as discontinued operations for all periods using applicable authoritative guidance, and all note disclosures pertain to continuing operations unless otherwise indicated. At December 31, 2014 and 2013, the Company had no continuing involvement or ownership interest in these discontinued operations, and there were no assets, liabilities, revenues or expenses (other than as described below) associated with discontinued operations for any period presented. In 2012 through 2014, no operating revenues were generated from oil and gas activities. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation.

The Company incurred legal fees and other costs associated with efforts to sell or dissolve its remaining foreign investment interests in 2012 and 2013, and recover previously reserved receivables in 2012 through 2014. In 2014, the Company recovered $6.0 million of previously reserved receivables through favorable settlements. In 2013, the Company finalized dissolution of one fully impaired foreign interest with no resulting financial statement impact, and recognized a gain from favorable settlement of certain insurance claims. There were no associated income tax benefits reflected in discontinued operations for any period presented. See Note 8 – Income Taxes for associated reporting of income taxes related to the 2014 settlement. While the Company plans to continue litigation of the matter to further maximize potential recovery value, future legal costs are expected to be insignificant.

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

Revenue and Expense Classification – The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorships, luxury suite rentals, souvenir sales, commissions from food and beverage sales, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes non-event merchandising revenues and Legend Cars and parts sales, The Speedway Club at CMS and The Speedway Club at TMS (together the “Speedway Clubs”) revenues, Oil-Chem revenues, TMS oil and gas mineral rights lease revenues, and industrial park and office tower rentals.

The Company classifies its expenses to include direct expense of events, NASCAR event management (formerly purse and sanction) fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, outside event support services, cost of driving school revenues, and event settlement payments to non-NASCAR sanctioning bodies. “NASCAR event management fees” includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of certain SMI Properties and subsidiaries, Legend Cars, Speedway Clubs, Oil-Chem, and industrial park and office tower rental revenues.

Event Revenues and Deferred Race Event Income, Net – The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Event souvenir merchandise sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses can include race purses and sanction fees remitted to or retained by NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race event management fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements. Advance revenues, and certain related direct expenses, if any, for track rentals, driving schools and similar activities are deferred and recognized when the activities take place. Management believes its revenue recognition policies follow applicable authoritative guidance. Sales of gift cards or gift certificates for tickets, merchandise or other redemption use have not been significant.

NASCAR Broadcasting Revenues and NASCAR Event Management (formerly Purse and Sanction) Fees – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR-sanctioned Sprint Cup, Xfinity and Camping World Truck Series racing events. The Company receives television broadcasting revenues under annual contractual sanction agreements for each NASCAR-sanctioned race. The Company negotiates its sanction fees for individual races with NASCAR on an annual basis. Under the sanction agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. NASCAR also retains 25% of gross broadcasting revenues for purses awarded to race participants for each race. The remainder represents additional annually negotiated event management (purse and sanction) fees paid to NASCAR by the Company for each race. These amounts retained by and paid to NASCAR are reflected in NASCAR event management fee expense.

Marketing Agreements – The Company has various marketing agreements for sponsorships, on-site advertising, hospitality and other promotional activities. Sponsorships generally consist of event and official sponsorship agreements. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. Marketing agreements that are not event specific typically contain stated fiscal year periods. The Company receives payments based on contracted terms. Marketing customers and agreement terms change from time to time. The Company recognizes contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. The Company’s marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or on-site advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on the relative fair or retail value of the respective multiple elements as such events or activities are conducted each year in accordance with the respective agreement terms.

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

Long-Term Food and Beverage Management Contract – Levy Premium Foodservice Limited Partnership, wholly-owned by Compass Group USA, Inc., has exclusive rights to provide on-site food, beverage and hospitality catering services for essentially all Company speedway events and operations under a long-term food and beverage management contract. The contract commenced in 2002 and was renewed for an additional ten-year period through 2021. The long-term agreement provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s commission-based net revenues associated with activities provided by Levy are reported in event related revenue and at times, to a lesser extent, other operating revenue depending on the venue.

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

Joint Venture Equity Investment – Before February 2014, the Company and International Speedway Corporation equally owned a joint venture (50% non-controlling interest) operating independently under the name Motorsports Authentics (MA). MA’s operations consist principally of trackside and, to a lesser extent, wholesale and retail, event souvenir merchandising as licensed and regulated under NASCAR Teams Licensing Trust agreements. The NASCAR Trust significantly influences MA’s operations and results. No dividends were declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee earnings and losses included in the Company’s retained earnings was approximately $133,974,000 at December 31, 2013. There were no significant differences in investor cost and underlying equity in the net assets of MA at acquisition.

On January 31, 2014, the Company abandoned its interest and rights in MA to focus management resources in areas that may be profitable and more productive. As further described in Note 8, the Company recognized an anticipated material tax benefit related to abandonment as of December 31, 2013. There was no other impact on the Company’s 2014 or 2013 Consolidated Financial Statements. The carrying value of the Company’s equity investment in MA was reduced to $0 as of December 31, 2009 from sizable impairment charges and MA’s historical operating results. Under equity method accounting, the Company no longer recorded its 50% share of MA operating losses, if any, unless and until this carrying value was increased to the extent of future MA operating profits, if any. As such, the Company’s results for 2012 through 2014 were not impacted by MA’s operations under the equity method, and no income tax benefits were recognized in these years other than related to aforementioned Company abandonment. MA was not considered significant for the three annual periods ended 2014 under applicable SEC rules and the reports of the auditors on their financial statements for those periods are not included in this filing.

Revenue Composition (Note 13) – The Company’s revenues are comprised of the following (in thousands):

	2014	2013	2012
Admissions	$100,798	$106,050	$116,034
NASCAR broadcasting	207,369	199,014	192,662
Sponsorships	51,578	54,832	57,633
Other event related	81,493	78,106	81,019
Souvenir and other merchandise	31,058	31,005	31,634
Other	12,013	11,642	11,178
Total revenue	$484,309	$480,649	$490,160

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

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires extensive use of management estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at financial statement dates, and reported amounts of revenues and expenses. Actual future results could differ from those estimates. Such significant estimates include (i) recoverability of property and equipment, goodwill and other intangible assets, (ii) depreciable lives for property and equipment and amortization periods for intangible assets, (iii) accounting for income taxes, (iv) realization of receivables and inventories, (v) accruals for certain business taxes, uninsured business risks, litigation, and other contingencies, and (vi) deferred compensation obligations and disclosures of stock-based compensation.

Consolidated Statements of Cash Flows – The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of variable rate, overnight sweep accounts of commercial paper, repurchase agreements, municipal bond and United States Treasury securities.

At times, the Company collects and temporarily holds cash on behalf of its third-party food and beverage concessionaire which is not remitted until after period end and is presented separately from cash flows from operating activities on the Consolidated Statements of Cash Flows. There are no specific limitations, restrictions or other holding requirements for such cash.

Accounts and Notes Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2014	2013	2012
Balance, beginning of year	$1,273	$1,270	$1,345
Bad debt expense	261	253	189
Actual write-offs, net of specific accounts recovered	(263)	(250)	(264)
Balance, end of year	$1,271	$1,273	$1,270

Other Noncurrent Assets as of December 31, 2014 and 2013 consist of (in thousands):

	2014	2013
Deferred financing costs, net	$8,943	$9,162
Land held for development	12,265	12,265
Other	9,506	7,719
Total	$30,714	$29,146

Noncurrent assets are generally reported at cost except for cash surrender values of life insurance policies which are reported at fair value (See Note 12). Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2014, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

Deferred Financing Costs are amortized into interest expense over the associated debt terms or remaining terms for loan amendment costs, and are reported net of accumulated amortization of $9,802,000 and $6,850,000 at December 31, 2014 and 2013. See Note 6 for information on 2013 charges associated with previously deferred financing costs.

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

When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities when assessing impairment. When management decides to remove grandstand seating and suites as part of managing facility capacity or other speedway facility assets, depreciation is accelerated and recorded prospectively over shortened estimated remaining useful lives of the assets, beginning when both management commits to and begins removal. Gains or losses on property and equipment disposals are recognized when disposed. Recording accelerated depreciation, gain or loss on disposal or impairment losses related to property and equipment is based on assessment of the associated facts and circumstances. Also, assets are classified as held for sale when management determines that sale is probable within one year. Management believes no unrecognized impairment of long-lived assets used in continuing operations exists at December 31, 2014.

In connection with the development and completed construction of TMS in 1997, the Company entered into arrangements with the Fort Worth Sports Authority (FWSA), a non-profit corporate instrumentality of the City of Fort Worth, Texas, whereby the Company conveyed the speedway facility, excluding its on-site condominiums and office and entertainment complex, to the FWSA. The Company, which has the right to reacquire the facility, operates the speedway facility under a 30-year arrangement with the FWSA. Because of the Company’s responsibilities, including associated risks, rewards and obligations, under these arrangements, the speedway facility and related liabilities are included in the accompanying consolidated balance sheets.

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

The evaluation is supported by quoted market prices or comparable transactions where available or applicable. Management considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements based on historical sales transactions (the Company had agreements to annually conduct thirteen NASCAR Sprint Cup, eleven NASCAR Xfinity, and seven NASCAR Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. NASCAR has announced it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. Our annual impairment assessment did not consider the possibility that management may realign one or more other NASCAR Sprint Cup Series racing events among its speedway facilities, which could result in net higher or improved future projected cash flows. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers. Weighting of evaluation results was not required as none of the methods, individually or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. The inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available.

Management’s latest annual impairment assessment was performed in the second quarter 2014. That assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for race date event sanctioning and renewal agreements associated with NHMS acquired in 2008. The excess of estimated fair value over associated aggregate carrying values of $296,130,000 for those material nonamortizable agreements was found to be relatively nominal, resulting in heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Among other factors, the latest assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management assumed that annual increases in contracted NASCAR broadcasting rights revenues beginning in 2015 through 2024 would approximate those reflected in the recently negotiated multi-year contracts and announced by NASCAR. Management also assumed annual increases in associated NASCAR event management (purse and sanction) fees would approximate historical and 2015 contracted rates. NASCAR event management fees for years after 2015 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment.

As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. Should this reporting unit or associated indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. There have since been no other events or circumstances that indicate possible unrecognized impairment as of December 31, 2014. Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Management also believes the Company’s operational and cash flow forecasts support its conclusions that no impairment exists as of December 31, 2014. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

2013 Impairment of Goodwill. The Company had previously reported its 2012 annual evaluation found that estimated fair values for NHMS and KyS reporting units exceeded their carrying values, with associated risk of failing step one of impairment testing. Management's 2013 annual impairment assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for two reporting units. The 2013 annual evaluation found the carrying values for NHMS and KyS exceeded estimated fair value reflecting lowered estimated future cash flows because the economic recovery was slower and weaker than previous forecasts, and lower than anticipated revenues for certain 2013 major racing events at NHMS and KyS, further reducing visibility on profitability recovery. As such, a non-cash impairment charge of $89,037,000, before income tax benefits of $2,341,000, was reflected in 2013 to reduce goodwill related to NHMS and KyS to estimated fair value of $0.

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

Deferred Income, Net (noncurrent) as of December 31, 2014 and 2013 consists of (in thousands):

	2014	2013
Preferred Seat License fees, net	$3,518	$3,635
Multi-year marketing and other arrangements, and deferred membership income	1,304	3,297
Total	$4,822	$6,932

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

Deferred Income, Other Arrangements. In late 2013, BMS announced plans to host a collegiate football game in September 2016. As of December 31, 2014 and 2013, advance revenues and associated direct expenses were not significant. Under the similar accounting policy for event revenues and expenses described above, the Company plans to continue to defer advance revenues and direct expenses pertaining to this event until held.

TMS Oil and Gas Mineral Rights Lease Receipts – TMS, in conjunction with the Fort Worth Sports Authority, has an oil and gas mineral rights lease agreement and a joint exploration agreement with the FWSA, which among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 was accreted into other operating revenue over an associated two-year agreement term on a straight-line basis, with $3,117,000 and $3,210,000 recognized in 2013 and 2012 ($0 in 2014).

Although the initial agreement term expired in December 2013, the lessee had initiated drilling activities prior to expiration, resulting in the long-term lease remaining enforceable as long as drilling or extraction related activities continue or certain prices levels are met. This lease agreement was extended and oil and gas extraction commenced in 2014, which entitles TMS to stipulated stand-alone and shared royalties. In 2014, TMS received and recognized royalty payments of $3,208,000 under the extended lease agreement. The lessee expanded production capacity in 2014, including an increased number of extraction wells. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will be maintained or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts if any, or timing, of possible future royalty payments to TMS. As of December 31, 2014 and 2013, there was no deferred income associated with the expired or extended agreements.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $16,398,000 in 2014, $17,461,000 in 2013 and $18,644,000 in 2012. There were no deferred direct-response advertising costs at December 31, 2014 or 2013.

Operating Leases – The Company has various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice, although certain operating equipment leases include multi-year terms. Rent expense for operating leases amounted to $6,023,000 in 2014, $5,923,000 in 2013 and $6,124,000 in 2012. Various office and warehouse facilities leased from an affiliate (see Note 9) are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. The Company leases various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases, excluding the TMS oil and gas mineral rights lease receipts discussed above, amounted to $4,927,000 in 2014, $4,835,000 in 2013 and $4,482,000 in 2012.

Future annual minimum lease payments (where initial terms are one year or more and assuming renewal through contracted periods), and contracted future annual minimum lease revenues, under operating leases at December 31, 2014 are as follows (in thousands):

	Lease Payments	Lease Revenues
2015	$1,001	$4,830
2016	576	4,236
2017	503	3,356
2018	332	2,328
2019	189	1,308
Thereafter	706	545
Total	$3,307	$16,603

Other (Income) Expense, Net consists of (in thousands):

	2014	2013	2012
Net gain associated with insurance recovery and involuntary conversion of property (2014), and property sales and other assets (2014 and 2012)	$(2,235)	–	$(3,152)
Net loss on disposals of property and equipment	30	$62	7
Other	(100)	231	(763)
Total	$(2,305)	$293	$(3,908)

Income Taxes (Note 8) – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities. Income taxes are provided using the liability method whereby estimated deferred income taxes, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. The Company assesses the need for valuation allowances for deferred tax assets based on the sufficiency of estimated future taxable income and other relevant factors. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Cash paid for income taxes as reflected on the Consolidated Statements of Cash Flows excludes any previous overpayments the Company may have elected to apply to income tax liabilities. The Company has no undistributed foreign earnings or cash or cash equivalents held outside of the US.

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

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis amounted to $5,340,000 in 2014, $5,455,000 in 2013 and $5,721,000 in 2012.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of December 31, 2014 and 2013 (in thousands):

			December 31, 2014		December 31, 2013
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$110,046	$110,046	$97,343	$97,343
Floating rate notes receivable	2	NR	–	–	2,005	2,005
Cash surrender values	2	NR	8,177	8,177	4,937	4,937

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	150,000	150,000	210,000	210,000
6.75% Senior Notes Payable scheduled due 2019	2	NR	253,372	257,500	254,197	265,000
Other long-term debt	2	NR	1,445	1,445	2,792	2,792

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

3. INVENTORIES

Inventory costs consist of: (i) souvenirs and 5/8-scale and similar small-scale finished race cars determined on a first-in, first-out basis; and (ii) souvenirs and apparel, micro-lubricant®, and parts and accessories product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2014 and 2013 consist of (in thousands):

	2014	2013
Finished race cars, parts and accessories	$5,186	$5,372
Souvenirs and apparel	2,472	2,409
Micro-lubricant® and other	692	824
Total	$8,350	$8,605

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of provisions summarized as follows (in thousands):

	2014	2013	2012
Balance, beginning of year	$4,083	$4,757	$5,765
Current year provision	711	53	216
Current year sales and write-offs	(387)	(727)	(1,224)
Balance, end of year	$4,407	$4,083	$4,757

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 is summarized as follows (dollars in thousands):

	Estimated Useful Lives			2014	2013
Land and land improvements	5	-	25	$460,847	$457,179
Racetracks and grandstands	5	-	45	721,108	749,510
Buildings and luxury suites	5	-	40	451,243	450,495
Machinery and equipment	3	-	20	44,696	44,175
Furniture and fixtures	5	-	20	36,411	35,072
Autos and trucks	3	-	10	12,258	11,899
Construction in progress				3,784	4,768
Total				1,730,347	1,753,098
Less accumulated depreciation				(678,194)	(647,921)
Net				$1,052,153	$1,105,177

Other Information – Depreciation expense amounted to $78,375,000 in 2014, $54,671,000 in 2013 and $55,444,000 in 2012. The higher 2014 depreciation expense is due primarily to recording accelerated depreciation on removal of certain seating and suites at AMS, CMS and NHMS related to managing facility capacity and certain damaged BMS assets of $651,000. In the second quarter 2014, NHMS removed approximately 7,000 low demand seats and is using the area for premium hospitality and advertising. In the fourth quarter December 2014, the Company committed to and began removing approximately 17,000 and 41,000 of low demand seats and luxury suites at AMS and CMS. The Company anticipates using those areas for premium hospitality, advertising and other facility purposes and removal at AMS and CMS is expected to be completed in the first half 2015. In 2014, the Company recorded non-cash, pre-tax charges for accelerated depreciation aggregating $24,467,000 related to removal of those AMS, CMS and NHMS assets. The accelerated depreciation is included in the Company’s "motorsports event related" reporting segment (see Note 13).

The Company’s 2014 consolidated financial statements reflect a gain from involuntary conversion of certain TMS property, increasing property and equipment and other income, net by approximately $985,000. Although this gain should have been recorded in an earlier period, the Company believes the impact was not material to prior or current periods. As of December 31, 2014, the Company had contractual obligations for capital expenditures of approximately $3,400,000 for facility improvements at our various speedways.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The composition and accounting for intangible assets are further described in Note 2. As of December 31, 2014 and 2013, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	–	$394,913	$394,913	–	$394,913	–
Amortizable race event sanctioning and renewal agreements	100	$(72)	28	100	$(58)	42	5 - 6
Total	$395,013	$(72)	$394,941	$395,013	$(58)	$394,955

Changes in the gross carrying value of other intangible assets and goodwill are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2014	2013	2014	2013
Balance, beginning of year	$395,013	$395,013	$49,680	$138,717
Increase from acquisitions	–	–	–	–
Decrease from impairment charges	–	–	–	(89,037)
Balance, end of year	$395,013	$395,013	$49,680	$49,680

The 2013 decrease in goodwill reflects an impairment charge to reduce goodwill related to NHMS and KyS to estimated fair value as further described in Note 2. At December 31, 2014 and 2013, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $146.2 million. Amortization expense on other intangible assets amounted to $14,000 in 2014, $18,000 in 2013 and $18,000 in 2012. Estimated annual amortization expense for each of the next five years is not significant.

6. LONG-TERM DEBT

As further described below, the Company amended its Credit Facility in December 2014. As further described in Note 14, the Company issued new Senior Notes in January 2015, and plans to redeem all outstanding 2019 Senior Notes in March 2015. All amounts and descriptions of debt arrangements below are based on terms and conditions in effect as of December 31, 2014.

Long-term debt at December 31, 2014 and 2013 consists of (in thousands):

	2014	2013
Credit facility, all term loan	$150,000	$210,000
2019 Senior Notes	253,372	254,197
Other notes payable	1,445	2,792
Total	404,817	466,989
Less current maturities	(7,070)	(13,847)
Long-term debt, excluding current maturities	$397,747	$453,142

Annual maturities of long-term debt at December 31, 2014 are as follows (in thousands):

2015	$7,070
2016	7,500
2017	7,500
2018	7,500
2019	375,247
Total	$404,817

2014 Amendment of Bank Credit Facility - In December 2014, the Company's Credit Facility was amended and restated (the 2014 Credit Facility or Credit Facility) which now, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn by the Company on December 29, 2014) and a five-year delayed draw term loan of up to $50,000,000 borrowable in a single advance no later than March 29, 2015 (the Term Loan or Term Loans); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses.

Borrowings must be used for: (i) refinancing existing debt; (ii) working capital and other general corporate needs, including capital expenditures; (iii) certain permitted investments; and (iv) acquisition of additional motor speedways and related businesses subject to specified limits and conditions. Delayed draw term loan borrowings or proceeds of the first $200,000,000 increase in revolving commitments, additional term loans or combination thereof under the Credit Facility's accordion feature must be used to repay or redeem the Company's 2019 Senior Notes. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $7,500,000 each twelve-month period based on an initial draw of $150,000,000, with first payment due June 2015).

In 2014, the Company repaid $210,000,000 and borrowed $150,000,000 under the Term Loan (including $150,000,000 repayment and borrowing in amending the Credit Facility), for a net repayment of $60,000,000. At December 31, 2014 and 2013, outstanding borrowings under the Credit Facility were $150,000,000 and $210,000,000 (all Term Loan borrowings). At December 31, 2014 and 2013, outstanding letters of credit amounted to $1,152,000 and $887,000. As of December 31, 2014, the Company had availability for borrowing up to an additional $98,848,000, including up to an additional $48,848,000 in letters of credit, under the revolving Credit Facility, and $50,000,000 under the delayed draw term loan provision described above. As further discussed below, the Company repaid $95,000,000 of Term Loan borrowings with proceeds from the add-on offering of 2019 Senior Notes in the first quarter 2013, and borrowed $250,000,000 under the then existing Term Loan to fund the redemption of the 2016 Senior Notes in the second quarter 2013. In 2013, the Company also repaid an additional $40,000,000 of Term Loan borrowings. In 2012, the Company repaid $50,000,000 of Credit Facility borrowings, including Term Loan borrowings of $40,000,000.

Interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The 2014 Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The 2014 Credit Facility contains a number of affirmative and negative financial covenants, including requirements that the Company maintain certain consolidated total leverage ratios and consolidated interest coverage ratios. Also, negative covenant restrictions, indebtedness guarantees and security pledges are generally the same as prior to amendment and are more fully described in “Other General Terms and Conditions” below.

2013 Amendment of Bank Credit Facility – The Company amended its Credit Facility in February 2013 in connection with issuing additional 2019 Senior Notes and redeeming the 2016 Senior Notes as further discussed below. Prior to 2014 amendment, interest was based, at the Company’s option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00% and the commitment fee ranged from 0.25% to 0.40% of unused amounts available for borrowing. The 2013 Credit Facility required that the Company maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and EBIT to interest expense.

2019 Senior Notes, including 2013 Add-on Offering – The Company plans to fully redeem its 6.75% Senior Notes due 2019 (the 2019 Senior Notes) in March 2015, which presently includes a redemption premium of 103.375% of par (see Note 14). The 2019 Senior Notes consist of aggregate principal of $150,000,000 issued at par in 2011 and $100,000,000 issued at 105% of par in an add-on offering in January 2013, with interest payments due semi-annually on February 1 and August 1, scheduled to mature in February 2019, and governed by the same indenture. All notes were initially issued in private placement offerings and subsequently exchanged for substantially identical notes registered under the Securities Act in 2011 and second quarter 2013. Net offering proceeds from the original issuance, along with new Term Loan borrowings of $150,000,000 under the Credit Facility and cash on hand, were used to redeem and retire all tendered then outstanding senior subordinated notes. Net proceeds from the 2013 add-on offering were used to repay $95,000,000 of Credit Facility borrowings, representing all facility borrowings then outstanding, with the remainder used for general corporate purposes. As of December 31, 2014 and 2013, the 2019 Senior Notes carrying value of $253,372,000 and $254,197,000 includes unamortized issuance premium of $3,372,000 and $4,197,000. The Indenture governing the 2019 Senior Notes permits dividend payments each year of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants.

2013 Early Redemption of 2016 Senior Notes – Effective June 1, 2013, the Company redeemed all outstanding 8.75% Senior Notes due 2016 (the 2016 Senior Notes) in aggregate principal amount of $275,000,000 at 104.375% of par plus accrued interest. The 2016 Senior Notes were scheduled to mature in June 2016, were issued at 96.8% of par, with interest payments due June 1 and December 1, and had unamortized issuance discount of $4,242,000 at December 31, 2013. The Company used Term Loan borrowings of $250,000,000 and cash on hand of $37,081,000 to fund the redemption, including redemption premium and transaction costs. The 2013 loss on early debt redemption and refinancing represents a charge to earnings of $18,467,000, before income taxes of approximately $6.8 million, for associated redemption premium, unamortized net deferred loan costs and issuance discount, and transaction costs.

Other Notes Payable – At December 31, 2014 and 2013, long-term debt includes a non-interest bearing debt obligation, payable in 60 monthly installments of $125,000, associated with the Company's acquisition of KyS. As of December 31, 2014 and 2013, the obligation’s carrying value of $1,445,000 and $2,792,000 reflects discounts of $55,000 and $208,000, respectively, based on an effective interest rate of 7%.

Other General Terms and Conditions – The 2014 Credit Facility and 2019 Senior Notes contain specific requirements and restrictive financial covenants and limitations on capital expenditures, speedway or other acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The 2014 Credit Facility and 2019 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of December 31, 2014.

Subsidiary Guarantees – Amounts outstanding under the 2014 Credit Facility and 2019 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently non-material). These guarantees are full and unconditional and joint and several, with the 2019 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2014	2013	2012
Gross interest costs	$22,092	$32,408	$42,155
Less capitalized interest costs	(321)	(168)	(574)
Interest expense	21,771	32,240	41,581
Interest income	(534)	(369)	(364)
Interest expense, net	$21,237	$31,871	$41,217
Weighted average interest rate on borrowings under bank Credit Facility	2.1%	2.2%	2.7%

7. CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2014, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2014 or 2013.

Per Share Data – The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	2014	2013	2012
Income (loss) from continuing operations applicable to common stockholders and assumed conversions	$25,404	$(6,212)	$41,793
Weighted average common shares outstanding	41,377	41,405	41,431
Dilution effect of assumed conversions, common stock equivalents – stock awards	23	18	6
Weighted average common shares outstanding and assumed conversions	41,400	41,423	41,437

Basic earnings (loss) per share	$0.61	$(0.15)	$1.01
Diluted earnings (loss) per share	$0.61	$(0.15)	$1.01
Anti-dilutive common stock equivalents excluded in computing diluted earnings or loss per share	531	794	1,057

Declaration of Cash Dividends – The Company’s Board of Directors approved aggregate dividends on common stock as follows (in thousands except per share amounts):

	2014	2013	2012
Cash dividends paid	$24,860	$24,875	$24,883
Dividends per common share	$0.60	$0.60	$0.60

Quarterly dividends were declared in each period and all declaration, record and payment dates were in the same fiscal periods. See Note 6 for annual limitations on dividend payments under the Company’s debt agreements. On February 11, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 13, 2015 to shareholders of record as of March 2, 2015. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

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

The Company repurchased 172,000, 126,000 and 124,000 shares of common stock for $3,236,000 in 2014, $2,291,000 in 2013 and $2,039,000 in 2012, respectively. As of December 31, 2014, the Company could repurchase up to an additional 946,000 shares under authorization then in effect. In 2014 and 2013, the Company repurchased approximately 45,000 and 43,000 shares of common stock for $931,000 and $791,000 from management employees to settle income taxes on 119,000 and 109,000 restricted shares that vested during the period, respectively. As of and through December 31, 2014 and 2013, treasury stock includes 162,000 and 117,000 shares of common stock delivered to the Company for such purposes.

8. INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2014	2013	2012
Current:
Federal	$232	$9,756	$(2,247)
State	(108)	227	(47)
	124	9,983	(2,294)
Deferred:
Federal	16,455	(42,015)	24,521
State	(757)	(10,319)	(335)
	15,698	(52,334)	24,186
Total	$15,822	$(42,351)	$21,892

The reconciliation of statutory federal and effective income tax rates is as follows:

	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	(0.1)	8.7	(0.2)
Non-deductible impairment of goodwill	–	(59.6)	–
Change in valuation allowances, primarily related to losses on equity investees	(5.5)	101.6	(0.1)
Change in uncertain tax positions, including income tax liabilities for settlements with taxing authorities	(1.2)	(0.1)	0.1
Change in deferred tax assets	9.2	–	–
Other, net	1.0	1.6	(0.4)
Total	38.4%	87.2%	34.4%

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2014	2013
Deferred tax liabilities:
Property and equipment	$248,140	$256,966
Goodwill and other intangible assets	146,829	143,245
Expenses deducted for tax purposes and other	3,699	3,581
Subtotal	398,668	403,792
Deferred tax assets:
Income previously recognized for tax purposes	(11,874)	(14,618)
Stock option and other deferred compensation expense	(5,066)	(4,389)
PSL and other deferred income recognized for tax purposes	(1,502)	(1,683)
State and federal net operating loss carryforwards	(33,832)	(3,945)
Basis difference for equity investment and subsidiary	(10,931)	(61,450)
Subtotal	(63,205)	(86,085)
Less: Valuation allowance	12,654	14,868
Net deferred tax assets	(50,551)	(71,217)
Total net deferred tax liabilities	348,117	332,575
Net current deferred tax assets	23,786	49,181
Net non-current deferred tax liabilities	$371,903	$381,756

Anticipated Income Tax Benefit From Equity Interest Abandonment (Note 2) – On January 31, 2014, the Company abandoned its interest and rights in Motorsports Authentics (its 50% owned merchandising equity investment joint venture) to focus management resources in areas that may be profitable and more productive. As further described in Note 2, the Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company intends to recognize tax losses that will be reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law to fully utilize these tax losses. As such, the Company recognized a material income tax benefit of $49.3 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance.

The Company believes it is more likely than not that its filing position would be sustained based on its technical merits upon examination with taxing authorities that have full knowledge of all relevant information. The Company reached this conclusion based on the use of outside legal counsel and other tax consultants and the potential to utilize tax losses. Under applicable accounting guidance, tax positions are measured at the largest amount of benefit that is greater than 50 percent likely (or more-likely-than not) of being ultimately realized. As such, the full anticipated tax benefit was recognized because the Company believes that partial sustaining of its tax position by taxing authorities would be an unlikely outcome given the nature of the position. The Company believes it will fully utilize the associated tax losses. Should the Company’s tax position not be fully sustained if examined, a valuation allowance would be required to reduce or eliminate the associated deferred tax assets and material acceleration of income taxes then currently payable could occur. Any differences between the final tax outcome and amounts recorded would affect the Company’s income tax provision in the period in which such determination was made.

Effective Tax Rate Comparison for 2012 through 2014 – The Company’s effective income tax rate for 2014 was 38.4%, for 2013 was 87.2% and for 2012 was 34.4%. The 2014 tax rate reflects income tax expense of $2,305,000 associated with a recovery settlement further described in Note 1 - Discontinued Oil and Gas Activities, which was offset by the positive impact of net decreases in uncertain tax position liabilities of prior years and lower effective state income tax rates. The higher 2013 tax rate results primarily from the tax benefit related to the equity interest abandonment discussed above, which was partially offset by a goodwill impairment charge for which a significant portion had no tax benefit as further discussed in Note 2. The 2013 rate also reflects tax benefits of $5,547,000 resulting from certain state income tax law changes and strategic state tax restructuring. Excluding those items, the 2013 effective income tax rate would have been 36.8%. The Company’s 2014 consolidated financial statements reflect a reduction of accrued interest and penalties for estimated income tax liabilities, which decreased income tax expense and deferred income taxes, of approximately $397,000. Although various previous reporting periods were over accrued, the Company believes the impact was not material to prior or current periods. In 2014, current income taxes payable were reduced by approximately $20.0 million through utilization of current deferred income tax assets described above.

At December 31, 2014, the Company has approximately $71,900,000 of federal net operating loss carryforwards expiring in 2026 through 2034, and $247,176,000 of state net operating loss carryforwards expiring in 2014 through 2034. At December 31, 2014 and 2013, valuation allowances of $12,654,000 and $14,868,000 have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not for certain deferred tax assets and state net operating loss carryforwards. The valuation allowances for deferred tax assets decreased by $2,214,000 in 2014, $51,035,000 in 2013 and $396,000 in 2012, and were $65,903,000 at December 31, 2012 and $66,299,000 at December 31, 2011.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $885,000 and $1,004,000 as of December 31, 2014 and 2013, respectively, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. Interest and penalties recognized on uncertain tax positions amounted to $8,000 in 2014, $73,000 in 2013 and $74,000 in 2012, and $524,000 was derecognized in 2014. As of December 31, 2014 and 2013, the Company had $328,000 and $884,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of December 31, 2014, management believes $386,000 of unrecognized tax benefits will be recognized within the next twelve months. The tax years that remain open to examination include 2006 through 2014 by the California Franchise Tax Board, and 2011 through 2014 by all other taxing jurisdictions to which the Company is subject. The Kentucky Department of Revenue has completed examining the Company’s 2009, 2010, 2011 and 2012 state tax returns with no material adjustments.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three years ended December 31, 2014 is as follows (in thousands):

	2014	2013	2012
Beginning of period	$1,004	$1,004	$1,004
Increases (decreases) for tax positions of current year	–	–	–
Increases for tax positions of prior years	–	–	–
Decreases for tax positions of prior years	(119)	–	–
Reductions for lapse of applicable statute of limitations	–	–	–
Increases (decreases) for settlements with taxing authorities	–	–	–
End of period	$885	$1,004	$1,004

9. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company's Executive Chairman, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at December 31, 2013 of $3,294,000 were due from Sonic Financial. No amounts were due at December 31, 2014 because of repayment and settlement of $2,594,000 and shared expenses as further described below. Amounts due included interest at 1% over prime, and were classified as a noncurrent asset in the accompanying December 31, 2013 consolidated balance sheet as repayment within one year was not required or anticipated. Excluding the 2014 repayment and settlement, amounts due were reduced from shared expenses, net of increases for accrued interest by $700,000 in 2014, $387,000 in 2013 and $373,000 in 2012. Increases pertain to accrued interest on note receivable arrangements in place before July 30, 2002, and decreases pertain to expenses under a shared services agreement, which expired December 31, 2014.

Amounts payable to affiliate at December 31, 2013 consisted of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. In December 2014, this amount due to Sonic Financial was used to repay and settle the remaining balance due from Sonic Financial described in the preceding paragraph. Of this amount, approximately $1,800,000 included interest at 3.83% and the remainder at prime plus 1%. The amount previously payable was classified as long-term in the accompanying December 31, 2013 consolidated balance sheet as repayment within one year was not required or anticipated.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company's Executive Chairman, under annually renewable lease agreements. Rent expense amounted to $661,000 in 2014, $659,000 in 2013 and $640,000 in 2012. Amounts owed to these affiliated companies at December 31, 2014 and 2013 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company's Executive Chairman is a controlling stockholder, for an aggregate of approximately $268,000 in 2014, $89,000 in 2013 and $166,000 in 2012. There were no vehicles sold to SAI in 2014, 2013 or 2012. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $908,000 in 2014, $692,000 in 2013 and $552,000 in 2012. At December 31, 2014 and 2013, amounts due from SAI approximated $89,000 and $66,000.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $2,086,000 in 2014, $1,966,000 in 2013 and $2,047,000 in 2012. At December 31, 2014 and 2013, approximately $143,000 and $154,000 was due from SAI and is reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during Company events. As further described in Note 2, the Company abandoned its interest in MA on January 31, 2014, after which MA is no longer a related party. Merchandise purchases in the one month ended January 31, 2014 approximated $234,000, and in the full years ended December 31, 2013 and 2012 approximated $600,000 and $601,000. Merchandise sales and event related commissions in the one month ended January 31, 2014 approximated $60,000, and in the full years ended December 31, 2013 and 2012 approximated $2,002,000 and $1,989,000. At December 31, 2013, net amounts due to or from MA were not significant.

The foregoing related party balances as of December 31, 2014 and 2013, and transactions for the three years ended December 31, 2014 are summarized below (in thousands):

	December 31, 2014	December 31, 2013
Notes and other receivables	$232	$3,522
Amounts payable to affiliates	–	2,594

	2014	2013	2012
Merchandise and vehicle purchases	$502	$689	$767
Merchandise and vehicle sales, event related commissions, and reimbursed shared expenses	3,724	5,040	4,968
Rent expense	661	659	640
Interest income	68	95	110
Interest expense	98	102	103

10. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against the Swift Defendants on December 29, 2010. SMIL reached a negotiated settlement with BNP France on August 28, 2014, with SMIL dismissing its claims against BNP France on September 12, 2014. On January 27, 2015, the trial court entered summary judgment against Bronwen, Bronwen UK, and Dr. Ndiomu, in SMIL’s favor. SMIL is reviewing its collection options, although the likelihood of recovery of additional amounts in this matter remains uncertain.

11. STOCK COMPENSATION PLANS

2013 Stock Incentive Plan –The 2013 Stock Incentive Plan (the 2013 Plan) allows the Company, among other things, to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2013 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or stock awards. To date, the Company has awarded restricted stock and restricted stock units under the 2013 Plan.

The 2013 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types, purchase prices, and amounts of awards granted and amend the terms, restrictions and conditions of awards. Factors considered, among others, include achievement of financial, business and performance objectives, the occurrence of specific events, time periods of continued service or other time-based restrictions. Under the 2013 Plan, 3,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2013 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options or SARs aggregating more than 300,000 shares of common stock during any calendar year; (iii) in the case of awards other than options or SARs that are intended to be “performance-based compensation”, no individual may be granted an aggregate of more than 100,000 shares of common stock during any calendar year; and (iv) with respect to any cash-based stock award that is intended to be a performance award, the maximum cash payment that may be paid during any one calendar year to an individual is $10,000,000. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. At December 31, 2014, approximately 3,355,000 shares were available for future grant.

All restricted stock and restricted stock units issued to date vest in equal installments over three years. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement. Awards of restricted stock or restricted stock units are generally subject to forfeiture and restrictions on transferability until vested. If restricted stock and restricted stock unit award recipients cease to perform services for the Company, all shares of common stock and restricted stock units still subject to restrictions generally will be forfeited unless waived by the Compensation Committee. Recipients of restricted stock generally will have certain rights and privileges of a stockholder, including the right to vote such shares and receive dividends, if any. Recipients of restricted stock units generally will not have the rights and privileges of a stockholder, except they may be entitled to receive dividend equivalents, if so specified in the award agreements and dividends are declared.

The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and 35,000 restricted stock units to the Company’s Chief Executive Officer (former Chief Operating Officer) and President in 2014. Both grants are under the 2013 Plan, are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. In 2014, 27,144 shares of both performance-based restricted stock and restricted stock units vested, and 3,500 of both shares and units were forfeited. Grants in 2013 were awarded under the now terminated 2004 Plan as described below. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. As of December 31, 2014, 63,778 restricted stock shares and 63,778 restricted stock units (both performance-based) were outstanding under the Incentive Compensation Plan.

In 2014, the Company also granted to non-executive management employees 75,300 shares of restricted stock that vest in equal installments over three years, and repurchased 18,917 shares of common stock from such employees for $408,000 related to settlement of income taxes on 64,702 shares that vested under the 2004 Plan. In 2014, the Company also repurchased 26,058 shares of common stock for $523,000 from executive management employees to settle income taxes on 54,288 performance-based shares that vested under the 2004 Plan. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

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

Under the 2008 Formula Plan, 250,000 shares of SMI’s common stock are reserved for issuance and awards are in the form of restricted stock. On the first business day following each annual meeting, each standing non-employee director receives a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. In 2014, restricted stock awards granted to non-employee directors totaled 16,112 and 16,668 restricted stock awards vested during the year. Of the 16,112 awards granted in 2014, 4,028 were subsequently forfeited. All restricted stock awards were granted and vested in accordance with plan provisions. At December 31, 2014, approximately 145,000 shares are available for future grant.

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009 – The 2004 Stock Incentive Plan (the 2004 Plan), which provided equity-based incentives for attracting and retaining key employees, directors and others providing services to the Company, terminated by its terms in February 2014. No awards were granted under this plan in 2014, and previously granted awards under the 2004 Plan consisted of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. Restricted stock and restricted stock unit awards granted in prior years under the Company’s performance-based Incentive Compensation Plan described above were subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target. All stock options granted under the 2004 Plan had an exercise price equal to the market value of the underlying common stock at grant date, expire ten years from grant date and vested immediately or in equal installments over three years, and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement. Termination of the 2004 Plan did not adversely affect rights under any outstanding awards previously granted under the plan.

1994 Stock Option Plan – The 1994 Stock Option Plan (the 1994 Plan) expired by its terms on December 21, 2004 and no further options can be granted under that plan. The exercise price of all stock options granted under the 1994 Plan was the fair or trading value of the Company’s common stock at grant date and all stock options granted expired ten years from grant date. All options granted under the 1994 Plan have now expired.

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

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2014, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether participating eligible employees will be granted the right to purchase shares of common stock for the upcoming calendar year and the number of shares available for purchase. All employee grants contain the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in any calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2014, 2013 or 2012.

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

Share-based compensation cost totaled $2,610,000 in 2014, $2,224,000 in 2013 and $1,936,000 in 2012, before income taxes of $1,002,000, $818,000 and $666,000, respectively, and is included in general and administrative expense. For 2014, compensation cost excludes associated tax benefits of $327,000 which are reflected separately in operating activities on the Consolidated Statements of Cash Flows. Similar amounts for 2013 and 2012 were insignificant. There were no capitalized share-based compensation costs at December 31, 2014 or 2013. No stock options were granted under any of the Company’s stock compensation plans in 2014, 2013 or 2012. When stock options are granted, the Company estimates the fair value of stock option grants on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant.

There were no significant changes in the characteristics of restricted stock or restricted stock units granted during 2012 through 2014 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. All stock options previously granted under the 1994 Plan and the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, and under the Formula Stock Option Plan for Directors have an exercise price equal to the average fair market value per share for the ten-day period prior to award. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

No stock options have been granted under the 2013 Plan. The following is a summary of stock option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan for 2014 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	160	$36.63			545	$28.96			150	$35.51
Granted	–	–			–	–			–	–
Exercised	–	–			(8)	15.83			–	–
Forfeited	–	–			(4)	37.00			–	–
Expired	(160)	36.63			(188)	37.00			(30)	28.77
Outstanding, December 31, 2014	–	$–	–	–	345	$24.76	3.4	$1,306	120	$37.20	1.0	–
Exercisable, December 31, 2014	–	$–	–	–	345	$24.76	3.4	$1,306	120	$37.20	1.0	–

As of December 31, 2014, all stock options are vested and there was no unrecognized compensation cost related to non-vested stock options granted under any of the Company’s stock compensation plans. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2014 are excluded from the aggregate intrinsic values presented above. No stock options vested in 2014 or 2013. In 2012, 101,000 stock options vested under the 2004 Plan with an aggregate intrinsic value of $128,000. In 2014, 7,500 stock options were exercised with an intrinsic value of $32,000 and 7,500 stock options with an intrinsic value of $23,000 were exercised in 2013. No stock options were exercised in 2012.

The following is a summary of non-vested restricted stock and restricted stock unit activity regarding the 2013 Plan, 2004 Plan and 2008 Formula Plan for 2014, and grant activity for 2013 and 2012 (shares and aggregate intrinsic value in thousands):

	2013 Stock Incentive Plan				2004 Stock Incentive Plan				2008 Formula Restricted Stock Plan
Non-vested Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	–	–			252	$17.24			17	$17.39
Granted	145	$20.86			–	–			16	18.08
Vested	–	–			(119)	16.51			(17)	17.39
Forfeited	–	–			(7)	17.25			(4)	18.08
Outstanding, December 31, 2014	145	$20.86	1.6	$3,178	126	$17.93	1.0	$2,752	12	$18.08	0.3	$264
Granted, 2013	–	–			140	$18.54			17	$17.39
Granted, 2012	–	–			136	16.16			17	17.18

As of December 31, 2014, outstanding restricted stock and restricted stock units above for the 2013 Plan include 35,000 restricted stock units with an aggregate intrinsic value of $765,000 and a weighted-average remaining contractual term of 1.2 year, and for the 2004 Plan include approximately 29,000 restricted stock units with an aggregate intrinsic value of $629,000 and a weighted-average remaining contractual term of 0.5 year, all of which are expected to fully vest (subject to forfeiture as described above). As of December 31, 2014, there was approximately $3,012,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.0 year. In 2014, 2013 and 2012, 119,000, 109,000 and 97,000 shares of restricted stock and restricted stock units vested under the 2004 Plan with fair values of $2,483,000, $2,049,000 and $1,599,000, respectively, and 17,000, 17,000 and 16,000 shares of restricted stock vested under the 2008 Formula Plan with fair values of $299,000, $299,000 and $266,000, respectively. These 2004 Plan amounts include common stock shares issued upon the vesting of 27,000, 24,000 and 29,000 restricted stock units with fair values of $545,000, $418,000 and $467,000 during each of 2014, 2013 and 2012, respectively.

12. EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to Company employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. The Company’s contributions for the Plan were $353,000 in 2014, $334,000 in 2013 and $336,000 in 2012.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all Company employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. Participants can designate one or more investments as the measure of investment return on their participant account, and can elect distributions in lump sum or specified periodic installments. The Company holds assets consisting principally of Company-owned life insurance (COLI) policies on certain plan participants for funding future participant distributions. Those are general assets of the Company subject to claims of creditors or unsecured claims. Our obligation to pay amounts deferred under this plan is impacted by rates of returns on investments selected by plan participants, is an unsecured obligation and not subject to forfeiture. The Company’s common stock is not an investment option or plan asset. The COLI’s carrying value is reflected in non-current Other Assets, the deferred compensation liability is reflected in non-current Other Liabilities and associated earnings, losses or other changes are reflected in general and administrative expense. The Company’s 2014 consolidated financial statements reflect general and administrative expense of $816,000 for increasing other assets by $1,561,000 and other liabilities by $2,377,000. Although certain changes in plan assets and obligations, associated expenses, earnings and losses should have been recorded in various previous reporting periods, the Company believes the impact was not material to prior or current periods. Participants are fully vested in their contributions and associated earnings or losses credited to their individual accounts. The Company may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2012 through 2014.

13. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business activities, including those of its subsidiaries, are further described in Notes 1 and 2. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS oil and gas mineral rights lease and related revenues, and office rentals at certain Company speedways. All segment information below pertains to continuing operations and excludes discontinued oil and gas operations for all periods presented.

Of the Company’s total revenues, approximately 81% in 2014, 82% in 2013 and 83% in 2012 were derived from NASCAR-sanctioned events. Of the Company’s total revenues, approximately 43% or $207,369,000 for 2014, 41% or $199,014,000 for 2013, and 39% or $192,662,000 for 2012 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, income taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. Segment information on continuing operations for the three years ended December 31, 2014, and as of December 31, 2014 and 2013 is as follows (in thousands):

	2014			2013			2012
	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$464,166	$20,143	$484,309	$462,938	$17,711	$480,649	$472,221	$17,939	$490,160
Depreciation and amortization (Note 4)	78,241	185	78,426	54,511	214	54,725	55,234	265	55,499
Impairment of goodwill (Note 2)	–	–	–	89,037	–	89,037	–	–	–
Segment operating income (loss)	55,288	4,870	60,158	(204)	2,272	2,068	98,522	2,472	100,994
Capital expenditures	21,974	62	22,036	11,998	38	12,036	26,647	140	26,787

	December 31, 2014			December 31, 2013
Other intangibles	$394,941	–	$394,941	$394,955	–	$394,955
Goodwill	49,680	–	49,680	49,680	–	49,680
Total assets	1,694,103	$24,164	1,718,267	1,761,698	$24,562	1,786,260

The following table reconciles segment operating income above to consolidated income or loss before income taxes (both from continuing operations) (in thousands):

	2014	2013	2012
Total segment operating income from continuing operations	$60,158	$2,068	$100,994
Adjusted for:
Interest expense, net	(21,237)	(31,871)	(41,217)
Loss on early debt redemption and refinancing (Note 6)	–	(18,467)	–
Other income (expense), net	2,305	(293)	3,908
Consolidated income (loss) from continuing operations before income taxes	$41,226	$(48,563)	$63,685

14.  2015 ISSUANCE OF NEW SENIOR NOTES AND PLANNED REDEMPTION OF 2019 SENIOR NOTES

See Note 6 for information on the Company’s 2014 Credit Facility and 2019 Senior Notes.

Issuance of New Senior Notes – In January 2015, the Company completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200,000,000 (the 2023 Senior Notes). These 2023 Senior Notes were issued at par value, and net proceeds after commissions and fees approximated $196,816,000. The Company plans to use net offering proceeds, Term Loan borrowings under the Credit Facility and cash on hand to fund a planned redemption of the 2019 Senior Notes in March 2015 as further described below. The Company also plans to offer to exchange these notes for substantially identical notes registered under the Securities Act in the second quarter 2015.

The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1, commencing August 1, 2015. Debt issuance premium and associated deferred loan costs will be amortized over the associated note term through February 2023. The Company may redeem some or all of the 2023 Senior Notes at annually declining redemption premiums ranging from 103.844% of par in fiscal years beginning February 1, 2018 to par after February 1, 2021, and up to 35% of the 2023 Senior Notes before February 1, 2018 with proceeds from certain equity offerings at a redemption premium of 105.125% of par. The Company may also redeem some or all of the 2023 Senior Notes before February 1, 2018 at par plus a "make-whole" premium. In the event of a change of control, the Company must offer to repurchase the 2023 Senior Notes at 101% of par value. The 2023 Senior Notes rank equally in right of payment with all other Company existing and future unsubordinated debt, are senior in right of payment to any future subordinated debt and are effectively subordinated to all existing and future secured debt, including the Credit Facility. The Indenture governing the 2023 Senior Notes permits dividend payments each year of up to approximately $0.80 per share of common stock, increasable subject to meeting certain financial covenants. The 2023 Senior Notes contain specific requirements and restrictive financial covenants and limitations, guarantees and cross-default provisions generally similar to those of the 2019 Senior Notes.

Early Redemption of 2019 Senior Notes Planned – The Company plans to redeem all outstanding 6.75% Senior Notes due in 2019 in aggregate principal of $250,000,000 on March 13, 2015. The 2019 Senior Notes were scheduled to mature in February 2019, with interest payments due February 1 and August 1, and had unamortized issuance premium of $3,372,000 at December 31, 2014. The 2019 Senior Notes are currently redeemable at a redemption premium of 103.375% of par plus accrued interest. The Company plans to use net proceeds of the new 2023 Senior Notes, $50,000,000 of delayed draw Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption, including redemption premium and transaction costs. The Company anticipates recognizing a pre-tax charge to earnings in the first quarter 2015 of approximately $8.4 million for associated redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures – Management, with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer (its co-principal executive officers and principal financial officer, respectively), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) or Rule 15d-15(e)). The Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The following is management’s conclusion and report on the Company’s internal control over financial reporting as of December 31, 2014:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 6, 2015

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

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override of controls. Because of such limitations, there is a risk that material misstatements due to error or fraud may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process and, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Election of Directors, Director-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 15, 2015 (the Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is furnished by incorporation by reference to all information under the captions titled “2014 Executive Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is furnished by incorporation by reference to all information under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement.

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

4.2

Indenture dated as of February 3, 2011 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2019 Senior Notes Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Current Report on Form 8-K filed February 3, 2011 (the “February 3, 2011 Form 8-K”)).

4.3	Forms of 6¾% Senior Notes due 2019 (included in the 2019 Senior Notes Indenture) (incorporated by reference to Exhibit 4.1 of the February 3, 2011 Form 8-K).

10.1

Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

10.2

Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.3	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.4

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

10.5	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

10.6

Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

10.7

Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc., Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

10.8

Asset Purchase Agreement dated May 21, 2008 between Kentucky Speedway, LLC and SMI (incorporated by reference to Exhibit 10.2 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.9

Amended and Restated Credit Agreement dated as of December 29, 2014 by and among SMI and Speedway Funding, LLC, as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (the “2014 Credit Agreement”).

10.10

Amended and Restated Pledge Agreement dated as of December 29, 2014 by and among SMI and the subsidiaries of SMI that are guarantors under the 2014 Credit Agreement, as pledgers, and Bank of America, N.A., as agent for the lenders and a lender under the 2014 Credit Agreement.

*10.11	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 2, 2002 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed April 25, 2002).

*10.12	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of March 1, 2004 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 23, 2004).

*10.13	Speedway Motorsports, Inc. 2004 Stock Incentive Plan Amended and Restated as of February 10, 2009 (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed on March 20, 2009).

*10.14

Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2004 (the “December 14, 2004 Form 8-K”)).

*10.15	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 99.2 to the December 14, 2004 Form 8-K).

*10.16	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed October 23, 2006).

*10.17

Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed on April 27, 2012).

*10.18	Speedway Motorsports, Inc. Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 21, 2007).

*10.19

Speedway Motorsports, Inc. Deferred Compensation Plan as Amended and Restated, Effective January 1, 2012 (incorporated by reference to Exhibit 10.38 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.20

Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors Amended and Restated as of April 17, 2012 (the “Amended and Restated 2008 Formula Restricted Stock Plan”) (incorporated by reference to Exhibit 99.1 to SMI’s Registration Statement on Form S-8 filed on May 3, 2012 (file No. 333-181127) (the “2012 Form S-8”)).

*10.21	Restricted Stock Agreement under the Amended and Restated 2008 Formula Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to the 2012 Form S-8).

*10.22	Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 22, 2013).

*10.23

Form of Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Registration Statement on Form S-8 filed on August 5, 2013 (file No. 333-190374) (the “2013 Form S-8”)).

*10.24	Form of Performance-Based Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the 2013 Form S-8).

*10.25	Form of Restricted Stock Unit Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the 2013 Form S-8).

*10.26	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the 2013 Form S-8).

*10.27	Form of Stock Appreciation Rights Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.6 to the 2013 Form S-8).

*10.28	Form of Incentive Stock Option Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.7 to the 2013 Form S-8).

*10.29	Form of Nonstatutory Stock Option Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.8 to the 2013 Form S-8).

21.1	Subsidiaries of SMI.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL.

* Management compensation contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	March 6, 2015

BY: /s/ O. BRUTON SMITH
O. Bruton Smith
Executive Chairman (co-principal executive officer)

BY: /s/ MARCUS G. SMITH
Marcus G. Smith
Chief Executive Officer (co-principal executive officer) and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/S/ O. BRUTON SMITH	Executive Chairman (co-principal executive officer)	March 6, 2015
O. Bruton Smith	and Director

/S/ MARCUS G. SMITH	Chief Executive Officer (co-principal executive officer),	March 6, 2015
Marcus G. Smith	President and Director

/S/ WILLIAM R. BROOKS	Vice Chairman, Chief Financial Officer and Treasurer	March 6, 2015
William R. Brooks	(principal financial officer and accounting officer) and Director

/S/ BERNARD C. BYRD, JR.	Director	March 6, 2015
Bernard C. Byrd, Jr.

/S/ MARK M. GAMBILL	Director	March 6, 2015
Mark M. Gambill

/S/ JAMES P. HOLDEN	Director	March 6, 2015
James P. Holden

/S/ TOM E. SMITH	Director	March 6, 2015
Tom E. Smith