Form 10-Q
period 2015-03-31
SPEEDWAY MOTORSPORTS INC
filed 2015-04-29
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

[  ] Yes [X] No

As of April 29, 2015, there were 41,325,152 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$101,557	$110,046
Accounts and notes receivable, net	60,128	34,855
Prepaid and refundable income taxes	8,252	8,306
Inventories, net	10,063	8,350
Prepaid expenses	4,483	3,881
Deferred income taxes	15,818	23,786
Total Current Assets	200,301	189,224
Notes and Other Receivables	1,518	1,555
Other Assets	30,616	30,714
Property and Equipment, Net	1,044,429	1,052,153
Other Intangible Assets, Net	394,941	394,941
Goodwill	49,680	49,680
Total	$1,721,485	$1,718,267

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$11,093	$7,070
Accounts payable	16,652	11,166
Deferred race event and other income, net	88,859	55,209
Accrued interest	1,862	7,055
Accrued expenses and other current liabilities	19,948	25,131
Total Current Liabilities	138,414	105,631
Long-term Debt (Note 5)	390,000	397,747
Deferred Income, Net	4,689	4,822
Deferred Income Taxes	363,314	371,903
Other Liabilities	7,189	7,019
Total Liabilities	903,606	887,122
Commitments and Contingencies (Notes 2, 4, 5, 6 and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,331,000 in 2015 and 41,340,000 in 2014	456	456
Additional Paid-in Capital	251,947	252,571
Retained Earnings	661,016	671,648
Treasury Stock at cost, shares – 4,305,000 in 2015 and 4,216,000 in 2014	(95,540)	(93,530)
Total Stockholders’ Equity	817,879	831,145
Total	$1,721,485	$1,718,267

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31:
	2015	2014
Revenues:
Admissions	$18,752	$21,251
Event related revenue	22,270	24,007
NASCAR broadcasting revenue	36,319	31,697
Other operating revenue	7,933	7,587
Total Revenues	85,274	84,542
Expenses and Other:
Direct expense of events	14,870	16,194
NASCAR event management fees	21,619	19,723
Other direct operating expense	4,838	4,729
General and administrative	23,091	23,036
Depreciation and amortization	13,335	13,552
Interest expense, net	6,257	5,601
Loss on early debt redemption and refinancing (Note 5)	8,372	–
Other income, net	(390)	(1,261)
Total Expenses and Other	91,992	81,574
(Loss) Income Before Income Taxes	(6,718)	2,968
Provision for Income Taxes	2,319	(1,101)
Net (Loss) Income	$(4,399)	$1,867

Basic (Loss) Earnings Per Share (Note 6)	$(0.11)	$0.05
Weighted Average Shares Outstanding	41,338	41,404

Diluted (Loss) Earnings Per Share (Note 6)	$(0.11)	$0.05
Weighted Average Shares Outstanding	41,376	41,429

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2015	41,340	$456	$252,571	$671,648	$(93,530)	$831,145
Net loss	—	—	—	(4,399)	—	(4,399)
Share-based compensation, net of windfall tax benefits adjustment (Note 9)	62	—	(909)	—	—	(909)
Exercise of stock options	18	—	285	—	—	285
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,233)	—	(6,233)
Repurchases of common stock	(89)	—	—	—	(2,010)	(2,010)
Balance, March 31, 2015	41,331	$456	$251,947	$661,016	$(95,540)	$817,879

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	March 31:
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(4,399)	$1,867
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred loan cost amortization	508	500
Gain on disposals of property and equipment and insurance recovery	(488)	(1,277)
Interest expense accretion of debt discount and premium, net	(149)	(159)
Depreciation and amortization	13,335	13,552
Amortization of deferred income	(176)	(179)
Deferred income tax provision	(2,319)	1,095
Share-based compensation	796	639
Changes in operating assets and liabilities:
Accounts and notes receivable	(25,273)	(35,087)
Prepaid, refundable and accrued income taxes	54	(1)
Inventories	(1,713)	(864)
Prepaid expenses	(602)	(68)
Accounts payable	5,457	5,493
Deferred race event and other income	33,609	25,812
Accrued interest	(5,193)	(4,220)
Accrued expenses and other liabilities	(4,975)	(3,748)
Deferred income	84	253
Other assets and liabilities	162	140
Net Cash Provided By Operating Activities	8,718	3,748
Cash Flows from Financing Activities:
Borrowings under long-term debt	250,000	—
Principal payments on long-term debt	(250,375)	(10,375)
Payment of debt refinancing costs	(3,629)	—
Dividend payments on common stock	(6,233)	(6,240)
Exercise of common stock options	285	47
Repurchases of common stock	(2,010)	(1,122)
Net Cash Used By Financing Activities	(11,962)	(17,690)
Cash Flows from Investing Activities:
Payments for capital expenditures	(6,089)	(7,403)
Payment for other non-current assets	(197)	—
Proceeds from sales of property and equipment and insurance recovery	491	1,277
Repayment of notes and other receivables	37	47
Net Cash Used By Investing Activities	(5,758)	(6,079)
Net Decrease in Cash and Cash Equivalents	(9,002)	(20,021)
Change in cash collected for and payable to third party, cash not provided or used by operating activities (Note 2)	513	(224)
Cash and Cash Equivalents at Beginning of Period	110,046	97,343
Cash and Cash Equivalents at End of Period	$101,557	$77,098

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$11,497	$9,866
Supplemental Non-Cash Investing and Financing Activities Information:
(Decrease) increase in accounts payable for capital expenditures	(484)	1,678

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operating subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Speedway Sonoma LLC (Sonoma Raceway or SR), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entity (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. See Notes 1 and 2 to the Consolidated Financial Statements in the Company’s 2014 Annual Report on Form 10-K (2014 Annual Report) for further description of its business operations, properties and scheduled events.

Racing Events – In 2015, we plan to hold 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association (NHRA), one Automobile Racing Club of America (ARCA) and three World of Outlaws (WOO) racing events. In 2014, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also held seven NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its 2014 Annual Report. In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company's motorsports business. See Note 2 to the Consolidated Financial Statements in our 2014 Annual Report for further discussion of significant accounting policies.

Quarterly Reporting – The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company's speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business. The more significant racing schedule changes for the three months ended March 31, 2015 as compared to 2014 include:

•

AMS held one NASCAR Sprint Cup and one Xfinity Series racing event in the first quarter 2015 that were held in the third quarter 2014, and one NASCAR Camping World Truck Series racing event (same day as the Xfinity event) in the first quarter 2015 that was not held in 2014

•	BMS held one NASCAR Sprint Cup and one Xfinity Series racing event in the first quarter 2014 that are being held in the second quarter 2015
•	CMS held one major NHRA racing event in the first quarter 2015 that was held in the second quarter 2014
•	LVMS held one major NHRA racing event in the first quarter 2014 that is being held in the second quarter 2015

Income Taxes – The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. See Notes 2 and 8 to the Consolidated Financial Statements in our 2014 Annual Report for additional information on our accounting for income taxes.

The effective income tax rate for the three months ended March 31, 2015 and 2014 was 34.5% and 37.1%, respectively. The effective tax rate for the current period was reduced by adjustments to certain deferred tax assets, and was 37.1% excluding such adjustments. The Company paid cash of $0 and $3,000 for income taxes in the three months ended March 31, 2015 and 2014. Income tax liabilities for unrecognized tax benefits approximate $885,000 as of March 31, 2015 and December 31, 2014, respectively, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. As of March 31, 2015 and December 31, 2014, management believes $386,000 of unrecognized tax benefits will be recognized within the next twelve months. During the three months ended March 31, 2015, the Company recognized $7,000 of interest and penalties associated with unrecognized tax benefits. As of March 31, 2015 and December 31, 2014, the Company had $335,000 and $328,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2014 by the California Franchise Tax Board, and 2011 through 2014 by all other taxing jurisdictions to which the Company is subject.

Anticipated Income Tax Benefit From Equity Interest Abandonment – On January 31, 2014, the Company abandoned its interest and rights in Motorsports Authentics (former 50% owned merchandising equity investment joint venture) to focus management resources in areas that may be profitable and more productive. The Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company recognized a material income tax benefit of $49.3 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance, and intends to recognize tax losses reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law for full utilization of these tax losses.

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

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended March 31, 2015 and 2014 amounted to $477,000 and $965,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $2,283,000 and $2,440,000 in the three months ended March 31, 2015 and 2014. There were no deferred direct-response advertising costs at March 31, 2015 or December 31, 2014.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments (in thousands):

			March 31, 2015		December 31, 2014
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$101,557	$101,557	$110,046	$110,046
Cash surrender values	2	NR	8,353	8,353	8,177	8,177

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	200,000	200,000	150,000	150,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	202,500	–	–
6.75% Senior Notes Payable previously due 2019 (Note 5)	2	NR	–	–	253,372	257,500
Other long-term debt	2	NR	1,093	1,093	1,445	1,445

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Land Conservation Easement - SR plans to grant a “Perpetual Conservation Easement” for approximately 230 acres of land (the Grant) in favor of the Golden State Land Conservancy, a California nonprofit corporation, in the second quarter 2015. The Grant is under a long-term conservation project for wetland and habitat protection and associated changes in land use permits anticipated since major facility renovation several years ago. While the Grant contains specified restrictions and limitations, no significant changes in present SR use or access associated with the granted easement or any associated effect on our financial statements are anticipated at this time.

TMS Oil and Gas Mineral Rights Lease Receipts – TMS, in conjunction with the Fort Worth Sports Authority, has an oil and gas mineral rights lease agreement and a joint exploration agreement with the FWSA, which among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain prices levels are met. During the three months ended March 31, 2015 and 2014, TMS received and recognized royalty payments of $1,255,000 and $1,062,000 under the lease agreement.

An initial lease agreement was extended and oil and gas extraction commenced in 2014, entitling TMS to stipulated stand-alone and shared royalties. The lessee expanded production capacity in 2014, including an increased number of extraction wells. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will be maintained or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts if any, or timing, of possible future royalty payments to TMS. As of March 31, 2015 and December 31, 2014, there was no deferred income associated with the expired or extended agreements.

Quicksilver Resources, Inc. (Quicksilver), the company with whom TMS and FWSA contracted for the exploration and extraction of natural gas, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on March 17, 2015. On April 15, 2015, the Bankruptcy Court entered a final order approving Quicksilver’s motion to continue operating in the ordinary course by honoring obligations under its oil and gas contracts (such as the contracts with TMS and the FWSA) in Quicksilver’s business judgment. As such, at this time, the Company anticipates that Quicksilver will continue to perform under the contracts for the foreseeable future.

Deferred Income, Other Arrangements - In late 2013, BMS announced plans to host a collegiate football game in September 2016. As of March 31, 2015 and December 31, 2014, net advance revenues and associated direct expenses were not significant. Under the similar accounting policy for event revenues and expenses described above, the Company plans to continue to defer advance revenues and direct expenses pertaining to this event until held.

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

Recently Issued Accounting Standards – The FASB issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers: Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)” which enhances comparability and clarifies principles of revenue recognition. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the potential impact that adoption may have on its financial statements. The FASB is currently deliberating possible deferral of this update.

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

The FASB issued Accounting Standards Update No. 2015-03 "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the associated carrying amount, similar to debt discounts. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	March 31,	December 31,
	2015	2014
Finished race cars, parts and accessories	$5,453	$5,186
Souvenirs and apparel	3,812	2,472
Micro-lubricant® and other	798	692
Total	$10,063	$8,350

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Annual Assessment – The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2014 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. Management's latest annual assessment in the second quarter 2014 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units. That assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for race date event sanctioning and renewal agreements associated with NHMS acquired in 2008. The excess of estimated fair value over associated aggregate carrying values of $296,130,000 for those material nonamortizable agreements was found to be relatively nominal, resulting in heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Among other factors, the latest assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management assumed that annual increases in contracted NASCAR broadcasting rights revenues beginning in 2015 through 2024 would approximate those reflected in the recently negotiated multi-year contracts and announced by NASCAR. Management also assumed annual increases in associated NASCAR event management (purse and sanction) fees would approximate historical and 2015 contracted rates. NASCAR event management fees for years after 2015 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment.

As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. Should this reporting unit or associated indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. There have since been no other events or circumstances that indicate possible unrecognized impairment as of March 31, 2015. Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Management also believes the Company’s operational and cash flow forecasts support its conclusions that no impairment exists as of March 31, 2015. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information - There were no changes in the gross carrying value of goodwill or other intangible assets during the three months ended March 31, 2015. At March 31, 2015, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $146.2 million. The gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	100	$(72)	28	100	$(72)	28	5-6
Total	$395,013	$(72)	$394,941	$395,013	$(72)	$394,941

5. LONG-TERM DEBT

Bank Credit Facility – The Company’s Credit Facility, as amended in December 2014, (the Credit Facility) among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn in December 2014) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn in March 2015) (the Term Loan or Term Loans); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $10,000,000 each twelve-month period based on initial draws of $200,000,000, with first payment due June 2015).

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

During the three months ended March 31, 2015, the Company borrowed $50,000,000 under the Term Loan (for partial funding of the 2019 Senior Notes redemption as further described below). During the three months ended March 31, 2014, the Company repaid $10,000,000 of Term Loan borrowings. At March 31, 2015 and December 31, 2014, outstanding borrowings under the Credit Facility were $200,000,000 and $150,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $1,150,000 and $1,152,000. As of March 31, 2015, the Company had availability for borrowing up to an additional $98,850,000, including up to an additional $48,850,000 in letters of credit, under the revolving Credit Facility.

2015 Issuance of New Senior Notes – In January 2015, the Company completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200,000,000 (the 2023 Senior Notes), issued at par value and net proceeds after commissions and fees approximated $196,816,000. The Company used net offering proceeds, Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption of the 2019 Senior Notes in March 2015 as further described below. The Company has filed a Registration Statement on Form S-4 with the SEC related to its offer to exchange registered notes for unregistered notes. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1, commencing August 1, 2015.

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

2015 Early Redemption of 2019 Senior Notes – Effective March 13, 2015, the Company redeemed all outstanding 6.75% Senior Notes due in 2019 (the 2019 Senior Notes) in aggregate principal of $250,000,000 at 103.375% of par plus accrued interest. The notes were scheduled to mature in February 2019, with interest payments due February 1 and August 1, and had unamortized issuance premium of $3,372,000 at December 31, 2014. Net proceeds of the new 2023 Senior Notes, $50,000,000 of delayed draw Term Loan borrowings under the Credit Facility and cash on hand were used to fund the redemption, including redemption premium and transaction costs. The Company recognized a first quarter 2015 charge to earnings of $8,372,000, before income taxes of $3,106,000, for associated redemption premium, unamortized net deferred loan costs of $3,134,000, and transaction costs, net of issuance premium of $3,200,000.

Other Notes Payable – Long-term debt includes a non-interest bearing debt obligation, payable in 60 monthly installments of $125,000 through December 2015, associated with the Company's acquisition of KyS. As of March 31, 2015 and December 31, 2014, the carrying values of $1,093,000 and $1,445,000 reflect discounts of $32,000 and $55,000, respectively, based on an effective interest rate of 7%.

Other Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of March 31, 2015. See Note 6 to the Consolidated Financial Statements included in the Company’s 2014 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

Subsidiary Guarantees – Amounts outstanding under the Credit Facility and 2023 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently non-material). These guarantees are full and unconditional and joint and several, with the 2023 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended
	March 31:
	2015	2014
Gross interest costs	$6,365	$5,731
Less: capitalized interest costs	(61)	(85)
Interest expense	6,304	5,646
Interest income	(47)	(45)
Interest expense, net	$6,257	$5,601
Weighted-average interest rate on Credit Facility borrowings	1.9%	2.2%

During the three months ended March 31, 2015, the Company incurred net interest expense of $1,688,000 on the former 2019 Senior Notes between January 27, 2015 (issuance date of the new 2023 Senior Notes) and March 13, 2015 (redemption date of the 2019 Senior Notes). The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to 2019 Senior Note holders by the Company.

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted (loss) income per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended
	March 31:
	2015	2014
Net (loss) income applicable to common stockholders and assumed conversions	$(4,399)	$1,867

Weighted average common shares outstanding	41,338	41,404
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	38	25
Weighted average common shares outstanding and assumed conversions	41,376	41,429

Basic (loss) income per share	$(0.11)	$0.05
Diluted (loss) income per share	$(0.11)	$0.05
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	163	580

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2015, the Company repurchased 61,000 shares of common stock for $1,380,000. As of March 31, 2015, the Company could repurchase up to an additional 885,000 shares under the current authorization. During the three months ended March 31, 2015, the Company repurchased approximately 28,000 shares of common stock for $630,000 from management employees to settle income taxes on 58,000 restricted shares that vested during the period. As of and through March 31, 2015, treasury stock includes 190,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – On February 11, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6,233,000, which was paid on March 13, 2015 to shareholders of record as of March 2, 2015. On April 15, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 5, 2015 to shareholders of record as of May 15, 2015. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, paid certain expenses on behalf of and had a loan due to Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company's Executive Chairman, for various corporate purposes. The Company and Sonic Financial share various expenses in the ordinary course of business under a shared services agreement. Due to final loan repayment and settlement in 2014, no amounts were due at March 31, 2015 and December 31, 2014. For the three months ended March 31, 2014, amounts due under the prior agreements were reduced from shared expenses and repayments, net of accrued interest, by $302,000. For the three months ended March 31, 2015, the Company incurred expenses of $129,000 under the shared services agreement.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company's Executive Chairman, under annually renewable lease agreements. Rent expense amounted to $167,000 and $166,000 in the three months ended March 31, 2015 and 2014. Amounts owed to these affiliated companies at March 31, 2015 and December 31, 2014 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company's Executive Chairman is a controlling stockholder, for an aggregate of $23,000 and $32,000 in the three months ended March 31, 2015 and 2014. There were no vehicles sold to SAI in the three months ended March 31, 2015 and 2014. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $161,000 and $146,000 in the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, approximately $89,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $550,000 and $476,000 in the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, approximately $215,000 and $143,000 was due from SAI and is reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during Company events. As further described in Note 2, the Company abandoned its interest in MA on January 31, 2014, after which MA is no longer a related party. Merchandise purchases in the one month ended January 31, 2014 approximated $234,000. Merchandise sales and event related commissions in the one month ended January 31, 2014 approximated $60,000.

The foregoing related party balances as of March 31, 2015 and December 31, 2014, and transactions for the three months ended March 31, 2015 and 2014, are summarized below (in thousands):

	2015	2014
Notes and other receivables	$304	$232

Merchandise and vehicle purchases	23	266
Shared services expense, net of reimbursements	129	296
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	711	682
Rent expense	167	166
Interest income	-	19
Interest expense	-	25

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims.

9. STOCK COMPENSATION PLANS

2013 Stock Incentive Plan – The 2013 Stock Incentive Plan (the 2013 Plan) allows the Company, among other things, to continue to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2013 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or stock awards. To date, the Company has awarded restricted stock and restricted stock units under the 2013 Plan.

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

The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President (former Chief Operating Officer until February 2015) and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the three months ended March 31, 2015 and 2014. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. An additional 65,000 restricted stock units were granted to the Company’s Chief Executive Officer and President in the three months ended March 31, 2015 under the same conditions as described above except with a vesting period of five years. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan for the indicated periods (shares in thousands):

	Three Months Ended March 31:
	2015		2014
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	64	64	59	59
Granted	35	100	35	35
Vested	(29)	(29)	(27)	(27)
Forfeited	(3)	(3)	(3)	(3)
Outstanding, end of period	67	132	64	64

In the three months ended March 31, 2015 and 2014, the Company repurchased 28,000 and 27,000 shares of common stock for $630,000 and $523,000 from executive management employees to settle income taxes on 58,000 and 54,000 shares that vested during the period, respectively.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 – The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) is for the benefit of the Company’s outside directors, and is scheduled to terminate in February 2018. On the first business day following each annual meeting, each non-employee director who is then a member of the Board receives a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. The Company awarded 3,204 shares of restricted stock to each of the Company’s four non-employee directors in April 2015. An aggregate of 16,112 shares granted to non-employee directors in April 2014 vested in April 2015, and 16,668 shares granted in April 2013 vested in April 2014. All restricted stock awards were granted and vested in accordance with plan provisions.

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009 – The 2004 Stock Incentive Plan (the 2004 Plan) terminated by its terms in February 2014 and no awards were granted under this plan in the three months ended March 31, 2015 or 2014. Previously granted awards under the 2004 Plan consisted of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. All stock options granted under the 2004 Plan had an exercise price equal to the market value of the underlying common stock at grant date, expire ten years from grant date and vested immediately or in equal installments over three years, and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

Employee Stock Purchase Plan – No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2015 or 2014.

Share-Based Payments – The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2015 or 2014 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the three months ended March 31, 2015 or 2014. A total of 18,000 and 3,000 stock options previously granted under the 2004 Plan were exercised in the three months ended March 31, 2015 and 2014, respectively, at an exercise price of $15.83.

Share-based compensation cost for the three months ended March 31, 2015 and 2014 totaled $796,000 and $639,000, before income taxes of $295,000 and $237,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2015 or December 31, 2014. The Company’s consolidated financial statements for the three months ended March 31, 2015 reflect a reduction of additional paid-in capital of $1,705,000 and deferred tax assets of approximately $1,874,000 and an increase in income tax expense of $169,000 for windfall tax benefits associated with share-based compensation. Although the adjustment pertains to previous reporting periods, the Company believes the impact was not material to prior or current periods. As of March 31, 2015, there was approximately $5,173,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.4 year. As of March 31, 2015, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

See Note 11 to the Consolidated Financial Statements in our 2014 Annual Report for additional information and terms of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business activities, including those of its subsidiaries, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2014 Annual Report. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS oil and gas mineral rights lease and related revenues, and office rentals at certain Company speedways. All segment information below pertains to continuing operations.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following tables present the Company’s segment information (in thousands):

	Three Months Ended March 31:
	2015			2014
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$79,500	$5,774	$85,274	$80,104	$4,438	$84,542
Depreciation and amortization	13,290	45	13,335	13,502	50	13,552
Segment operating income	5,645	1,876	7,521	7,015	293	7,308
Capital expenditures	6,070	19	6,089	7,396	7	7,403

	March 31, 2015			December 31, 2014
Other intangibles	$394,941	–	$394,941	$394,941	–	$394,941
Goodwill	49,680	–	49,680	49,680	–	49,680
Total assets	1,696,500	$24,985	1,721,485	1,694,103	$24,164	1,718,267

The following table reconciles segment operating income above to consolidated income or loss before income taxes (in thousands):

	Three Months Ended
	March 31:
	2015	2014
Total segment operating income	$7,521	$7,308
Adjusted for:
Interest expense, net	(6,257)	(5,601)
Loss on early debt redemption and refinancing (Note 5)	(8,372)	–
Other income, net	390	1,261
Consolidated (loss) income before income taxes	$(6,718)	$2,968

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
•

Event related revenue – includes amounts received from sponsorships, luxury suite rentals, event souvenir merchandise sales, commissions from food and beverage sales, advertising and other promotional revenues, radio programming, hospitality revenues, track rentals, driving school and karting revenues, camping and other non-admission access revenues, and other event and speedway related revenues

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

Seasonality and Quarterly Results

In 2015, we plan to hold 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2014, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also held seven NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. The scheduled number of major NASCAR racing events in 2015 is the same as 2014. However, AMS’s annual NASCAR Sprint Cup race weekend was moved to the first quarter 2015 from the third quarter 2014, one BMS annual NASCAR Sprint Cup race weekend was moved to the second quarter 2015 from the first quarter 2014, and KyS’ annual NASCAR Sprint Cup race weekend was moved to the third quarter 2015 from the second quarter 2014.

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The operating results for the three months ended March 31, 2015 and 2014 are not indicative of results that may be expected for future periods because of such seasonality.

Set forth below is certain comparative summary information with respect to our scheduled major NASCAR-sanctioned racing events (Sprint Cup and Xfinity Series) for 2015 and 2014:

	Number of scheduled major NASCAR-sanctioned events
	2015	2014
1st Quarter	4	4
2nd Quarter	8	8
3rd Quarter	8	8
4th Quarter	4	4
Total	24	24

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere as indicated.

Significant Items Discussed Elsewhere in Indicated Sections of This Report:

•	New expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement beginning in 2015 through 2024 (discussed below in “Liquidity”)
•	Further reduced interest costs anticipated from 2015 debt refinancing and redemption transactions (discussed below in “Liquidity”)
•	Continued constraint in capital expenditures anticipated for 2015 (discussed below in “Capital Expenditures”)
•	Anticipated income tax benefits from 2014 abandoned interest in Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)
•	Our long-term, multi-year contracted revenues are significant (discussed below in “Liquidity”)

General Factors and Current Operating Trends – Our year-to-date results for the 2015 race season reflect smaller decreases in admissions, and many of our event related revenue categories reflect stabilizing or higher revenues. Management believes many of our revenue categories continue to be negatively impacted by ongoing uncertain (although improving) consumer and corporate spending, including high underemployment in certain demographic groups, high food and health-care costs and other economic factors. Management also believes admissions and certain event related revenues and expenses were negatively impacted by poor weather surrounding first quarter 2015 NASCAR racing events held at AMS. Many parts of the United States experienced a particularly harsh or longer-lasting winter in 2014, and there was record snowfall in 2015 and record rainfall in 2013 in many parts of the East Coast. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations.

For our 2015 events, similar to 2014, management continues to maintain many reduced ticket prices and offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of these uncertain economic conditions. Many of our fans are purchasing tickets closer to event dates. We have promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles, management believes these are prudent measures in the current operating environment.

Motorsports promotion is a competitive industry. We compete with others in the motorsports industry and with all forms of professional, collegiate and amateur spring, summer and fall sports - locally, regionally and nationally - as well as other forms of leisure and recreational entertainment activities. We compete with new and expanding entertainment options that are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing digital video recorder (“DVR”) use and expanding media, internet and on-demand content, particularly for Sprint Cup and Xfinity Series racing events, both of which are increasingly influenced by changing demographics. As such, we continue to increase and expand our promotional efforts and initiatives as further discussed below in “Ongoing Expanded Marketing and Promotional Efforts”.

We have increased promotional activities to help offset the ongoing impact of these economic and market conditions. While the direction and strength of the United States economy appear to be improving, uncertainty remains as to its recovery strength and duration. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the consumer and credit markets and improve long-term economic conditions. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and difficult borrowing conditions for consumers and corporate customers. Whether or when these conditions might further improve cannot be determined at this time. See our “Risk Factors” in our 2014 Annual Report for additional information on ongoing economic conditions and geopolitical risks.

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

Ongoing Expanded Marketing and Promotional Efforts – We, as well as NASCAR and the television broadcasters, continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and new technology that appeals to younger fans, families and the changing demographics. Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increases. And as importantly, we are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and on-demand content, particularly for Sprint Cup and Xfinity Series racing events.

We collaborated with Panasonic to install one of the world’s largest high-definition video boards at TMS in 2014, this in addition to the one installed at CMS in 2011. These video boards significantly enhance the entertainment experience of fans at our events, and provide expanded promotional opportunities. As another example in a long line of industry firsts, SMI facilities now have two of the largest video boards in the world. We believe this high-end technology transforms the race experience for our fans, and helps attract younger and new fans, providing viewing entertainment that cannot be duplicated at home or other venues.

We continue to invest in social media advertising, interactive fan “intelligence” mobile phone applications and real-time marketing and entertainment, web-based applications and contemporary interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. We plan to complete installation of distributed antenna systems (DAS) or comparable technology at each of our speedways in the near future. This new technology should provide our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, would also provide infrastructure for expanding wireless internet coverage and applications.

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

Ongoing Improvements In Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. In 2014, NASCAR introduced a new championship format that put a greater emphasis on winning races throughout the season. It expanded the Chase for the NASCAR Sprint Cup field to 16 drivers from 12 and implemented a round-by-round elimination and advancement format, and a new group qualifying format which more closely emulates actual on-track competition. NASCAR also has made changes to race car set-ups, spoilers and other configurations to increase racing competition. NASCAR introduced a special race car paint scheme for Sprint Cup “Chase” contenders as visible symbols of the new Chase format and easier fan identification. In 2014, the NASCAR Camping World Truck Series featured redesigned truck bodies for use in competition by all three manufacturers. Beginning in 2015, NASCAR has changed the qualifying rules for its Xfinity Series and Camping World Truck Series to resemble that of the Sprint Cup Series, limiting the starting field for the Truck Series to 32, and the last names of drivers will be featured on car and truck back windows of all three national series to help fans better identify drivers. NASCAR announced new 2015 rules for Sprint Cup Series racing, including the use of tapered spacer plates to reduce horsepower by up to 200 HP, reduced spoiler sizes and softer tires, among other changes, to enhance on-track racing competition. Also, NASCAR continues to explore new engine packages and other race car changes in ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers.

In 2013, car manufacturers Chevrolet, Toyota, and Ford brought brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. This major car change, referred to as the next generation Sprint Cup car or “Gen-6” program, reflects NASCAR’s efforts to restore manufacturer brand identity and improve on-track racing competition. NASCAR implemented a new qualifying format for the Sprint Cup Series that places a greater emphasis on speed and increased competition, and changed the maximum starting field for the Xfinity Series from 43 to 40 race cars. In recent years, NASCAR implemented competition rules designed to restore “pack racing” at restrictor plate speedways and other refinements such as “double-file restarts”, more consistent race start times, multiple attempts at finishing races under the “green flag” and relaxing on-track rules and regulations. NASCAR also changed the rules of participation so that race car drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Xfinity or Camping World Truck Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season. See “Risk Factors” in our 2014 Annual Report for additional information on the impact that competition, popularity, sanctioning body and other changes, and the success of NASCAR racing in general can have on our operating results.

Reaffirmed 2015 Earnings Guidance – In connection with our first quarter 2015 earnings release, management reaffirmed its previous full year 2015 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, among other factors. Potential higher fuel, health-care and food costs and underemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below helps in understanding and comparing our results of operations. As further described above in “Near-term Operating Factors”, management believes admissions and many event related revenue categories and other operating revenues continue to be negatively impacted by ongoing uncertain (although improving) economic conditions. Management also believes admissions and certain event related revenues and expenses were negatively impacted by poor weather surrounding first quarter 2015 NASCAR racing events held at AMS. The more significant racing schedule changes for the three months ended March 31, 2015 as compared to 2014 include (the 2015 Race Date Changes):

•

AMS held one NASCAR Sprint Cup and one Xfinity Series racing event in the first quarter 2015 that were held in the third quarter 2014, and one NASCAR Camping World Truck Series racing event (same day as the Xfinity event) in the first quarter 2015 that was not held in 2014

•	BMS held one NASCAR Sprint Cup and one Xfinity Series racing event in the first quarter 2014 that are being held in the second quarter 2015

•	CMS held one major NHRA racing event in the first quarter 2015 that was held in the second quarter 2014
•	LVMS held one major NHRA racing event in the first quarter 2014 that is being held in the second quarter 2015

Non-GAAP Financial Information and Reconciliation - Net income and diluted earnings per share adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. Non-GAAP income and diluted earnings per share are derived by adjusting GAAP basis amounts as indicated below. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP, all net of taxes. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented.

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

	Three Months Ended
	March 31:
	2015	2014
Net (loss) income using GAAP	$(4,399)	$1,867
Loss on early debt redemption and refinancing	5,266	–
Interim interest expense	1,062	–
Non-recurring insurance recovery gain	–	(791)
Non-GAAP net income	$1,929	$1,076

Consolidated diluted (loss) earnings per share using GAAP	$(0.11)	$0.05
Loss on early debt redemption and refinancing	0.13	–
Interim interest expense	0.03	–
Non-recurring insurance recovery gain	–	(0.02)
Non-GAAP diluted earnings per share	$0.05	$0.03

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Although the same number of major racing events were held in the first quarter 2015 as 2014, the profitability of similar series events, particularly NASCAR Sprint Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

Total Revenues for the three months ended March 31, 2015 increased by $732,000, or 0.9%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2015 decreased by $2.5 million, or 11.8%, from such revenue for the same period last year. This decrease is due primarily to the 2015 Race Date Changes described above, including differences in attendance for similar series racing events. The decrease also reflects lower overall attendance at NASCAR racing events on a comparable year-over-year event basis.

Event Related Revenue for the three months ended March 31, 2015 decreased by $1.7 million, or 7.2%, from such revenue for the same period last year. This decrease is due primarily to the 2015 Race Date Changes, and to a lesser degree, decreases in track rental revenues at certain Company speedways in the current period. The overall decrease was partially offset by higher radio broadcasting revenues in the current period.

NASCAR Broadcasting Revenue for the three months ended March 31, 2015 increased by $4.6 million, or 14.6%, over such revenue for the same period last year. This increase reflects the NASCAR related 2015 Race Date Changes, and higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period as compared to last year.

Other Operating Revenue for the three months ended March 31, 2015 increased by $346,000, or 4.6%, over such revenue for the same period last year. This increase is due primarily to current period royalty revenues associated with TMS’s long-term oil and gas mineral rights exploration and extraction activities as further described in Note 2 to the Consolidated Financial Statements. The overall increase also reflects a combination of individually insignificant items in the current period as compared to last year.

Direct Expense of Events for the three months ended March 31, 2015 decreased by $1.3 million, or 8.2%, from such expense for the same period last year. This decrease is due primarily to the 2015 Race Date Changes, and to a lesser degree, a combination of individually insignificant items in the current period as compared to last year.

NASCAR Event Management Fees for the three months ended March 31, 2015 increased by $1.9 million, or 9.6%, over such expense for the same period last year. This increase reflects the NASCAR related 2015 Race Date Changes, higher annual contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events held in the current period, and AMS hosting a NASCAR Truck Series race in the current period that was not held last year.

Other Direct Operating Expense for the three months ended March 31, 2015 increased by $109,000, or 2.3%, over such expense for the same period last year. This increase reflects a combination of individually insignificant items in the current period.

General and Administrative Expense for the three months ended March 31, 2015 increased by $55,000, or 0.2%, over such expense for the same period last year. This increase reflects wage cost inflation and a combination of individually insignificant items, which were partially offset by certain costs associated with the 2015 Race Date Changes.

Depreciation and Amortization Expense for the three months ended March 31, 2015 decreased by $217,000, or 1.6%, from such expense for the same period last year. This decrease reflects accelerated depreciation on retired assets recognized in the second and fourth quarters 2014 and certain assets are now fully depreciated.

Interest Expense, Net for the three months ended March 31, 2015 was $6.3 million compared to $5.6 million for the same period last year. As further described in Note 5 to the Consolidated Financial Statements, the Company incurred “interim interest expense” of $1.7 million, before income taxes of $626,000, during the three months ended March 31, 2015. The new 2023 Senior Notes were issued in January 2015 before redemption of the former 2019 Senior Notes in March 2015 because of a favorable interest rate environment and required notice of redemption to 2019 Senior Note holders by the Company. The change also reflects lower total outstanding debt and, to a lesser extent, lower interest rates on Credit Facility borrowings in the current period as compared to the same period last year.

Loss on Early Debt Redemption and Refinancing for the three months ended March 31, 2015 represents a charge to earnings of $8.4 million, before income taxes of $3.1 million, for redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium associated with the former 2019 Senior Notes as further described in Note 5 to the Consolidated Financial Statements.

Other Income, Net for the three months ended March 31, 2015 was $390,000 compared to $1.3 million for the same period last year. This change reflects a gain recognized on disposals of certain property in the current period compared to a higher gain from insurance recovery for certain damaged property in the same period last year. The change also reflects a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the three months ended March 31, 2015 and 2014 was 34.5% and 37.1%, respectively. The effective tax rate for the current period was reduced by adjustments to certain deferred tax assets, and was 37.1% excluding such adjustments.

Net Loss for the three months ended March 31, 2015 was $4.4 million compared to net income of $1.9 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the three months ended March 31, 2015 resulted primarily from:

(1)	net cash provided by operations amounting to $8.7 million
(2)	borrowings under long-term debt for refinancing amounting to $250.0 million
(3)	repayments of long-term debt amounting to $250.4 million
(4)	payment of quarterly cash dividends amounting to $6.2 million
(5)	repurchases of common stock amounting to $2.0 million
(6)	cash outlays for capital expenditures amounting to $6.1 million
(7)	payment of debt refinancing costs amounting to $3.6 million

The Company had the following contractual obligations as of March 31, 2015 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event income	$38,462	$38,462	–	–	–
Long-term debt, bank credit facility and senior notes(2)	401,093	11,093	$20,000	$170,000	$200,000
Other liabilities	5,968	–	–	5,968	–
Interest on fixed rate debt obligations(3)	80,324	10,282	20,500	20,500	29,042
Deferred income taxes(4)	363,314	–	–	–	363,314
Interest on floating rate credit facility debt(3)	15,865	3,698	6,812	5,355	–
NASCAR event management fees(5)	112,151	112,151	–	–	–
Contracted capital expenditures(1)	2,856	2,856	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	2,914	930	1,133	451	400

Total Contractual Cash Obligations	$1,029,147	$185,672	$48,445	$202,274	$592,756

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit	$1,150	$1,150	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was $0 in the three months ended March 31, 2015; (b) income tax liabilities of approximately $1.2 million as of March 31, 2015 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $6.1 million in the three months ended March 31, 2015).

(2)

Long-term debt reflects payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of March 31, 2015, there were no outstanding revolving Credit Facility borrowings, and the Company had availability for borrowing up to an additional $98.9 million, including up to an additional $48.9 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $200.0 million at March 31, 2015 and a weighted average interest rate of 1.9% for the three months ended March 31, 2015.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after March 31, 2015. In April 2015, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in June 2015. Quarterly cash dividends paid in 2014 totaled approximately $24.9 million.

LIQUIDITY

As of March 31, 2015, our cash and cash equivalents totaled $101.6 million, outstanding borrowings under the Credit Facility totaled $200.0 million (all Term Loan), outstanding letters of credit amounted to $1.1 million, and the Company had availability for borrowing up to an additional $98.9 million, including $48.9 million in letters of credit, under the revolving Credit Facility. At March 31, 2015, net deferred tax liabilities totaled $347.5 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

As further discussed in Note 2 to the Consolidated Financial Statements, we recognized revenue of approximately $1.3 million and $1.1 million in the three months ended March 31, 2015 and 2014 under an oil and gas mineral rights lease agreement entitling TMS to stipulated stand-alone and shared royalties. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will be maintained or adequate. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control.

Quicksilver, the company with whom TMS and FWSA contracted for the exploration and extraction of natural gas, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on March 17, 2015. On April 15, 2015, the Bankruptcy Court entered a final order approving Quicksilver’s motion to continue operating in the ordinary course by honoring obligations under its oil and gas contracts (such as the contracts with TMS and the FWSA) in Quicksilver’s business judgment. As such, at this time, the Company anticipates that Quicksilver will continue to perform under the contracts for the foreseeable future.

New Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received from NASCAR broadcasting rights contracts with various television networks, which is expected to continue for the foreseeable future. The new ten-year television broadcasting agreements for 2015 through 2024 were negotiated and contracted by NASCAR. Our share of these television broadcast revenues are contracted, and event management (formerly purse and sanction) fees are negotiated, with NASCAR on an annual basis for each of our NASCAR-sanctioned racing events scheduled for the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

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

These new agreements include various “TV Everywhere” rights that allow 24-hour video-on-demand, expanded live-streaming and re-telecasting of certain races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website, some of which are first-time rights. Also included are the broadcasting rights for Spanish-language broadcasts, website content and other ancillary programming, as well as nightly and weekend NASCAR news and information shows. At this time, NASCAR continues to inform us that our share of net revenues separate from television broadcasting rights for ancillary broadcasting rights are insignificant. Although we believe there is long-term value to those ancillary rights, we do not control the annual profitability shared with industry-wide participants and are unable determine if or when annual revenue amounts may increase. We believe this new and expanded market exposure to younger and widening demographics provides long-term marketing opportunities for our advertisers and other customers, reflecting the increasing value of our premium media content and venues. In December 2014, Sprint announced that it would not be extending its sponsorship of the NASCAR Sprint Cup series beyond 2016.

General Debt Overview – We have reduced total long-term debt by $61.5 million in 2014, $58.0 million in 2013 and $53.0 million in 2012 and reduced interest costs through principal repayment and various financing transactions. As further described below and in Note 5 to the Consolidated Financial Statements, we amended our Credit Facility in December 2014, issued new 5.125% Senior Notes in January 2015 and fully redeemed our 6.75% Senior Notes in March 2015. Although our 2015 and 2014 financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, our amended Credit Facility contains less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years and lower interest costs under the new Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in our 2014 Annual Report for other factors related to our indebtedness and general economic conditions.

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility, (ii) provides for a five-year $150.0 million senior secured term loan (which was fully drawn in December 2014) and a five-year delayed draw term loan of up to $50.0 million (which was fully drawn in March 2015); (iii) matures in December 2019; and (iv) contains an accordion feature with specified limits and conditions. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $10.0 million each twelve-month period based on initial draws of $200.0 million, with first payment due June 2015). Under the Credit Facility, interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The interest rate margins on borrowings are adjustable periodically based upon certain consolidated total leverage ratios.

2015 Issuance of New Senior Notes – As further described in Note 5 to the Consolidated Financial Statements, we completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015. The 2023 Senior Notes were issued at par, and net proceeds after commissions and fees of approximately $196.8 million were used to fund a portion of the March 2015 redemption of 2019 Senior Notes as described below. We have filed a Registration Statement on Form S-4 with the SEC related to its offer to exchange registered notes for unregistered notes. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1, commencing August 1, 2015.

2015 Early Redemption of 2019 Senior Notes – As further described in Note 5 to the Consolidated Financial Statements, we redeemed all outstanding 6.75% Senior Notes due in 2019 in aggregate principal of $250,000,000 at 103.375% of par plus accrued interest as of March 13, 2015. The 2019 Senior Notes were scheduled to mature in February 2019, with interest payments due February 1 and August 1. The Company used net proceeds of the new 2023 Senior Notes, $50,000,000 of delayed draw Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption, including redemption premium and transaction costs. The Company recognized a first quarter 2015 charge to earnings of $8.4 million, before income taxes of approximately $3.1 million, for associated redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium.

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 5 to the Consolidated Financial Statements. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of March 31, 2015. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining a consolidated interest coverage ratio of no less than 3.25 to 1.0. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2014 Annual Report, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2015, we repurchased 61,000 shares of common stock for approximately $1.4 million. As of March 31, 2015, we could repurchase up to an additional 885,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At March 31, 2015, we had various construction projects underway. In 2015, we plan to complete construction of a new infield road course at CMS. We plan to install “SAFER” crash walls or similar barriers at certain speedways to help improve the safety of race drivers and others using our facilities. We also are exploring installation of large high-definition video and leader boards at certain speedways. Similar to 2014, we plan to continue improving traffic infrastructure and certain permanent seating, modernizing and expanding premium hospitality and fan-zone entertainment areas, and upgrading restroom and other fan amenities at certain speedway facilities. We also plan to continue investing in additional social media and web application technology to attract and enhance the entertainment experience of our race fans. As of March 31, 2015, we had contractual obligations for capital expenditures of approximately $2.9 million for facility improvements at our various speedways.

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

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, and applicable limitations under our various debt agreements, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described in “Liquidity” above, our Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million each year, increasable up to $75.0 million, subject to maintaining certain financial covenants. The 2023 Senior Notes Indenture permits dividend payments each year of up to $0.80 per share of common stock, increasable subject to meeting certain financial covenants.

On February 11, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6.2 million, which was paid on March 13, 2015 to shareholders of record as of March 2, 2015. On April 15, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 5, 2015 to shareholders of record as of May 15, 2015. These 2015 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of March 31, 2015, we had aggregate outstanding letters of credit of $1.1 million. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. See Note 2 to the Consolidated Financial Statements for additional information on our financial instruments and fair value information. As of March 31, 2015, there were $200.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at March 31, 2015 would cause an approximate change in annual interest expense of $2.0 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at March 31, 2015 or December 31, 2014.

As further described in Note 5 to the Consolidated Financial Statements, our Credit Facility provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $150.0 million senior secured term loan (fully drawn in December 2014 to refinance previous Term Loan borrowings), a five-year delayed draw term loan of up to $50.0 million (fully drawn in March 2015 for the 2019 Senior Note redemption). As of March 31, 2015, we had availability for borrowing up to an additional $98.9 million, including $48.9 million in letters of credit, under the revolving Credit Facility. As further discussed in “Liquidity” above and Note 5 to the Consolidated Financial Statements, we issued new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 and fully redeemed the 6.75% Senior Notes scheduled due 2019 in March 2015. We used net offering proceeds of the new 2023 Senior Notes (fixed rate), term loan borrowings (all variable rate) under the Credit Facility, and available cash to fund the redemption.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2015 and December 31, 2014 (in thousands):

	Carrying Value		Fair Value
	2015	2014	2015	2014	Maturity Dates
Floating rate revolving Credit Facility, including Term Loan(1)	$200,000	$150,000	$200,000	$150,000	December 2019
5.125% Senior Notes(2)	200,000	–	202,500	–	February 2023
6.75% Senior Notes(3)	–	253,372	–	257,500	Previously February 2019

(1)	The weighted average interest rate on Credit Facility borrowings in the three months ended March 31, 2015 and 2014 was 1.9% and 2.2%, respectively.
(2)	As further discussed in Note 5 to the Consolidated Financial Statements, the new 2023 Senior Notes were issued in January 2015.
(3)

As further discussed in Note 5 to the Consolidated Financial Statements, we fully redeemed these notes in March 2015.  Carrying values at December 31, 2014 include debt issuance premium of $3.4 million.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $1.1 million, and no instruments or securities with equity price risk, as of March 31, 2015 and December 31, 2014.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer (its co-principal executive officers and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various lawsuits in the normal course of business, some of which involve material claims. See Item 1A “Risk Factors” of our 2014 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended March 31, 2015.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of March 31, 2015, we could repurchase up to an additional 885,000 shares under the current authorization.

During the three months ended March 31, 2015, we repurchased 61,000 shares of common stock on the open market for approximately $1.4 million, and 28,000 shares of our common stock were delivered to us at an average price per share of $22.57 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of March 31, 2015
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	20,000	$22.27	20,000	926,000
February 2015	19,000	23.26	19,000	907,000
March 2015	50,000	22.50	22,000	885,000
First Quarter 2015	89,000	$22.61	61,000	885,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

4.1

Indenture dated as of January 27, 2015 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2023 Senior Notes Indenture”) (incorporated by reference to Exhibit 4.2 to SMI’s Registration Statement on Form S-4 filed April 23, 2015 (File No. 333-203590) (the “2015 Form S-4”)).

4.2	Forms of 5.125% Senior Notes due 2023 (included in the 2023 Senior Notes Indenture referenced in Exhibit 4.1 above and incorporated by reference to Exhibit 4.2 to the 2015 Form S-4).
4.3

Registration Rights Agreement dated as of January 27, 2015 by and among SMI, the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to the 2015 Form S-4).

10.1

Purchase Agreement dated January 22, 2015 by and among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Suntrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 10.11 to the 2015 Form S-4).

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

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: April 29, 2015	By:	/s/ O. Bruton Smith
O. Bruton Smith
Executive Chairman
(Co-Principal Executive Officer)

Date: April 29, 2015	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Co-Principal Executive Officer)
Officer) and President

Date: April 29, 2015	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)