Form 10-Q
period 2015-06-30
SPEEDWAY MOTORSPORTS INC
filed 2015-07-30
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(704) 455-3239
Registrant's telephone number, including area code)

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

[  ] Yes [X] No

As of July 28, 2015, there were 41,288,403 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$98,096	$110,046
Accounts and notes receivable, net	51,324	34,855
Prepaid and refundable income taxes	7,645	8,306
Inventories, net	9,021	8,350
Prepaid expenses	3,755	3,881
Deferred income taxes	7,979	23,786
Total Current Assets	177,820	189,224
Notes and Other Receivables	1,480	1,555
Other Assets	30,269	30,714
Property and Equipment, Net	1,040,059	1,052,153
Other Intangible Assets, Net (Note 4)	298,411	394,941
Goodwill (Note 4)	47,342	49,680
Total	$1,595,381	$1,718,267

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$8,235	$7,070
Accounts payable	26,400	11,166
Deferred race event and other income, net	66,363	55,209
Accrued interest	4,421	7,055
Accrued expenses and other current liabilities	24,792	25,131
Total Current Liabilities	130,211	105,631
Long-term Debt (Note 5)	340,625	397,747
Deferred Income, Net	5,377	4,822
Deferred Income Taxes	332,816	371,903
Other Liabilities	7,195	7,019
Total Liabilities	816,224	887,122
Commitments and Contingencies (Notes 2, 5, 6 and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,298,000 in 2015 and 41,340,000 in 2014	457	456
Additional Paid-in Capital	253,111	252,571
Retained Earnings	622,594	671,648
Treasury Stock at cost, shares – 4,368,000 in 2015 and 4,216,000 in 2014	(97,005)	(93,530)
Total Stockholders’ Equity	779,157	831,145
Total	$1,595,381	$1,718,267

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30:
	2015	2014
Revenues:
Admissions	$31,904	$31,084
Event related revenue	52,979	52,965
NASCAR broadcasting revenue	86,479	84,049
Other operating revenue	7,959	7,779
Total Revenues	179,321	175,877
Expenses and Other:
Direct expense of events	34,598	33,498
NASCAR event management fees	51,004	49,453
Other direct operating expense	5,254	5,150
General and administrative	25,453	25,615
Depreciation and amortization	13,375	15,359
Interest expense, net	3,593	5,326
Impairment of other intangible assets and goodwill (Note 4)	98,868	–
Other expense (income), net	57	(1,097)
Total Expenses and Other	232,202	133,304
(Loss) Income Before Income Taxes	(52,881)	42,573
Provision for Income Taxes	20,657	(15,374)
Net (Loss) Income	$(32,224)	$27,199

Basic (Loss) Earnings Per Share (Note 6)	$(0.78)	$0.66
Weighted Average Shares Outstanding	41,313	41,411

Diluted (Loss) Earnings Per Share (Note 6)	$(0.78)	$0.66
Weighted Average Shares Outstanding	41,346	41,431

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended
	June 30:
	2015	2014
Revenues:
Admissions	$50,656	$52,335
Event related revenue	75,249	76,972
NASCAR broadcasting revenue	122,798	115,746
Other operating revenue	15,892	15,366
Total Revenues	264,595	260,419
Expenses and Other:
Direct expense of events	49,468	49,692
NASCAR event management fees	72,623	69,176
Other direct operating expense	10,092	9,879
General and administrative	48,544	48,651
Depreciation and amortization	26,710	28,911
Interest expense, net	9,850	10,927
Impairment of other intangible assets and goodwill (Note 4)	98,868	—
Loss on early debt redemption and refinancing (Note 5)	8,372	—
Other income, net	(333)	(2,358)
Total Expenses and Other	324,194	214,878
(Loss) Income Before Income Taxes	(59,599)	45,541
Provision for Income Taxes	22,976	(16,475)
Net (Loss) Income	$(36,623)	$29,066

Basic (Loss) Earnings Per Share	$(0.89)	$0.70
Weighted Average Shares Outstanding	41,326	41,407

Diluted (Loss) Earnings Per Share	$(0.89)	$0.70
Weighted Average Shares Outstanding	41,361	41,430

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2015	41,340	$456	$252,571	$671,648	$(93,530)	$831,145
Net loss	—	—	—	(36,623)	—	(36,623)
Share-based compensation, net of windfall tax benefits adjustment (Note 9)	72	1	(55)	—	—	(54)
Exercise of stock options	38	—	595	—	—	595
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(12,431)	—	(12,431)
Repurchases of common stock	(152)	—	—	—	(3,475)	(3,475)
Balance, June 30, 2015	41,298	$457	$253,111	$622,594	$(97,005)	$779,157

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended
	June 30:
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(36,623)	$29,066
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of other intangible assets and goodwill	98,868	—
Deferred loan cost amortization	893	801
Gain on insurance recovery and disposal of property and equipment	(489)	(2,346)
Interest expense accretion of debt discount and premium, net	(132)	(325)
Depreciation and amortization	26,710	28,911
Amortization of deferred income	(1,323)	(1,427)
Deferred income tax provision	(24,971)	16,470
Share-based compensation	1,651	1,309
Changes in operating assets and liabilities:
Accounts and notes receivable	(16,469)	(22,842)
Prepaid, refundable and accrued income taxes	661	(780)
Inventories	(671)	(869)
Prepaid expenses	126	(424)
Accounts payable	6,394	4,678
Deferred race event and other income	11,773	6,435
Accrued interest	(2,634)	(3)
Accrued expenses and other liabilities	(241)	1,463
Deferred income	1,399	195
Other assets and liabilities	73	158
Net Cash Provided By Operating Activities	64,995	60,470

Cash Flows from Financing Activities:
Borrowings under long-term debt	250,000	—
Principal payments on long-term debt	(302,625)	(40,750)
Payment of debt refinancing costs	(3,818)	—
Dividend payments on common stock	(12,431)	(12,455)
Exercise of common stock options	595	47
Repurchases of common stock	(3,475)	(1,678)
Net Cash Used By Financing Activities	$(71,754)	$(54,836)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended
	June 30:
	2015	2014
Cash Flows from Investing Activities:
Payments for capital expenditures	$(13,097)	$(14,219)
Proceeds from insurance recovery and sales of property and equipment	505	1,397
Repayment of notes and other receivables	75	173
Net Cash Used By Investing Activities	(12,517)	(12,649)
Net Decrease in Cash and Cash Equivalents	(19,276)	(7,015)
Change in cash collected for and payable to third party, cash not provided or used by operating activities (Note 2)	7,326	5,036
Cash and Cash Equivalents at Beginning of Period	110,046	97,343
Cash and Cash Equivalents at End of Period	$98,096	$95,364

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$12,808	$11,018
Cash paid for income taxes	599	553
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	1,514	1,362

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

Quarterly Reporting – The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company's speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business. The more significant racing schedule changes for the three and six months ended June 30, 2015 as compared to 2014 include:

•

AMS held one NASCAR Sprint Cup and one Xfinity Series racing event in the first quarter 2015 that were held in the third quarter 2014, and one NASCAR Camping World Truck Series racing event (same day as the Xfinity event) in the first quarter 2015 that was not held in 2014

•

BMS held one NASCAR Sprint Cup and one Xfinity Series racing event in the second quarter 2015 that were held in the first quarter 2014 (poor weather resulted in delays in starting and completing the Sprint Cup race)

•	CMS held one major NHRA racing event in the first quarter 2015 that was held in the second quarter 2014
•	KyS held one NASCAR Sprint Cup, one Xfinity and one Camping World Truck Series racing event in the second quarter 2014 that are being held in the third quarter 2015
•	LVMS held one major NHRA racing event in the second quarter 2015 that was held in the first quarter 2014

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

The effective income tax rate for the three and six months ended June 30, 2015 was 39.1% and 38.6%, and reflects an approximate 2% increase associated with the current period intangible asset and goodwill impairment charges and adjustments to certain deferred tax assets. The effective income tax rate for the three and six months ended June 30, 2014 was 36.1 % and 36.2%, including derecognition of accrued interest and penalties for estimated income tax liabilities of $397,000. In the three and six months ended June 30, 2015 and 2014, current income taxes payable of approximately $15.8 million and $21.4 million were reduced by utilization of current deferred income tax assets described below.

Income tax liabilities for unrecognized tax benefits approximate $885,000 as of June 30, 2015 and December 31, 2014, respectively, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. As of June 30, 2015 and December 31, 2014, management believes $386,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with unrecognized tax benefits of $7,000 and $14,000 were recognized in the three and six months ended June 30, 2015, and $483,000 were derecognized in the three and six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, the Company had $342,000 and $328,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2014 by the California Franchise Tax Board, and 2011 through 2014 by all other taxing jurisdictions to which the Company is subject.

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

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended June 30, 2015 and 2014 were $2,514,000 and $1,373,000, and for the six months ended June 30, 2015 and 2014 were $2,991,000 and $2,338,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $5,540,000 and $5,914,000 for the three months ended June 30, 2015 and 2014, and $7,823,000 and $8,354,000 for the six months ended June 30, 2015 and 2014. There were no deferred direct-response advertising costs at June 30, 2015 or December 31, 2014.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments (in thousands):

			June 30, 2015		December 31, 2014
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$98,096	$98,096	$110,046	$110,046
Cash surrender values	2	NR	8,450	8,450	8,177	8,177

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	148,125	148,125	150,000	150,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	200,500	—	—
6.75% Senior Notes Payable previously due 2019 (Note 5)	2	NR	—	—	253,372	257,500
Other long-term debt	2	NR	735	735	1,445	1,445

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Land Conservation Easement - SR granted a “Perpetual Conservation Easement” for approximately 230 acres of land (the Grant) in favor of the Golden State Land Conservancy, a California nonprofit corporation, in the second quarter 2015. The Grant is under a long-term conservation project for wetland and habitat protection and associated changes in land use permits anticipated since major facility renovation many years ago. While the Grant contains specified restrictions and limitations, no significant changes in present SR use or access associated with the granted easement or any associated effect on our financial statements are anticipated at this time.

Property and Equipment – In the second quarter 2014, the Company recorded accelerated depreciation on certain damaged BMS assets of $651,000 and certain retired NHMS assets of $1,131,000. NHMS removed approximately 7,000 low demand seats and is using the area for premium hospitality and advertising. Also in the second quarter 2014, the Company reflected a gain from involuntary conversion of certain TMS property, increasing property and equipment and other income, net by approximately $985,000.

TMS Oil and Gas Mineral Rights Lease Receipts – TMS, in conjunction with the Fort Worth Sports Authority, has an oil and gas mineral rights lease agreement and a joint exploration agreement with the FWSA, which among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain prices levels are met. Under the lease agreement, TMS received and recognized royalty payments of $879,000 and $402,000 in the three months ended June 30, 2015 and 2014, and $2,135,000 and $1,464,000 in the six months ended June 30, 2015 and 2014.

An initial lease agreement was extended and oil and gas extraction commenced in 2014, entitling TMS to stipulated stand-alone and shared royalties. The lessee expanded production capacity in 2014, including an increased number of extraction wells. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will be maintained or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts if any, or timing, of possible future royalty payments to TMS. As of June 30, 2015 and December 31, 2014, there was no deferred income associated with the expired or extended agreements.

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

Deferred Income, Other Arrangements – In late 2013, BMS announced plans to host a collegiate football game in September 2016. Under the similar accounting policy for event revenues and expenses described above, the Company plans to continue to defer advance revenues and direct expenses pertaining to this event until held.

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

Recently Issued Accounting Standards – The FASB issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers: Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)” which enhances comparability and clarifies principles of revenue recognition. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services. The FASB has approved deferral of this update for one year, and such guidance will now be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original issuance date. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

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

The FASB issued Accounting Standards Update No. 2015-11 "Inventory – Simplifying the Measurement of Inventory (Topic 330)” which requires measuring inventory at the lower of cost and net realizable value based on estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation (changed from the previous guidance of lower of cost or market). This update also clarified various other inventory measurement and disclosure requirements. The update does not apply to inventory measured using the LIFO or retail inventory methods. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and should be applied prospectively. Early application is permitted. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	June 30,	December 31,
	2015	2014
Finished race cars, parts and accessories	$4,982	$5,186
Souvenirs and apparel	3,178	2,472
Micro-lubricant® and other	861	692
Total	$9,021	$8,350

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Annual Assessment – The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2014 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Management's latest annual assessment in the second quarter 2015 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units. Management also considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements (the Company has agreements with NASCAR to annually conduct thirteen Sprint Cup, eleven Xfinity and eight Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives.

Impairment of Other Intangible Assets – As previously reported in our 2014 Annual Report and first quarter 2015 Form 10-Q, our 2014 annual assessment found that the excess of estimated fair value over associated aggregate carrying values for material non-amortizable race date event sanctioning and renewal agreements associated with NHMS was relatively nominal, resulting in heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Our 2015 annual assessment found the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for those NHMS race date agreements. NHMS was acquired in 2008 largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. The 2015 evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events held at NHMS. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans and appealing “at-home viewing” experiences. As a result, the Company lowered its expectations for forcasted growth rates for certain revenues and profit recovery.  As such, a non-cash impairment charge of $96,530,000, before income tax benefits of $37,502,000, was reflected in the second quarter 2015 to reduce the race date intangible assets to estimated fair value.

Impairment of Goodwill – Our 2015 annual assessment indicated that goodwill associated with SMI Trackside, which conducts event souvenir merchandising at our and other third-party speedways, was impaired because of potentially unfavorable developments associated with NASCAR’s announced industry changes to the trackside merchandising business model. As such, a non-cash impairment charge of $2,338,000, before income tax benefits of $908,000, was reflected in the second quarter 2015 to reduce associated goodwill to an estimated fair value of $0.

These impairment charges are included in the Company's "motorsports event related" reporting segment (see Note 10). Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Management also believes the Company’s operational and cash flow forecasts support its conclusions that no unrecognized impairment exists as of June 30, 2015. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information - At June 30, 2015, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $148.6 million and $99.8 million, respectively. The gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$298,383	—	$298,383	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	100	$(72)	28	100	$(72)	28	5-6
Total	$298,483	$(72)	$298,411	$395,013	$(72)	$394,941

Changes in the gross carrying value of other intangible assets and goodwill during the six months ended June 30, 2015 are as follows (in thousands):

	Other Intangible Assets	Goodwill
Balance, beginning of period	$395,013	$49,680
Increase from acquisitions	–	–
Decrease from impairment charges	(96,530)	(2,338)
Balance, end of period	$298,483	$47,342

5. LONG-TERM DEBT

Bank Credit Facility – The Company’s Credit Facility, as amended in December 2014, (the Credit Facility) among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn in December 2014) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn in March 2015 and repaid in the second quarter 2015) (the Term Loan or Term Loans); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $10,000,000 each twelve-month period based on initial draws of $200,000,000).

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

During the first quarter 2015, the Company borrowed $50,000,000 under the Term Loan (for partial funding of the 2019 Senior Notes redemption as further described below). The Company repaid Term Loan borrowings of $51,875,000 during the three and six months ended June 30, 2015, and $30,000,000 and $40,000,000 during the three and six months ended June 30, 2014. At June 30, 2015 and December 31, 2014, outstanding borrowings under the Credit Facility were $148,125,000 and $150,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $1,150,000 and $1,152,000. As of June 30, 2015, the Company had availability for borrowing up to an additional $98,850,000, including up to an additional $48,850,000 in letters of credit, under the revolving Credit Facility.

2015 Issuance of New Senior Notes – In January 2015, the Company completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200,000,000 (the 2023 Senior Notes), issued at par value and net proceeds after commissions and fees approximated $196,816,000. The Company used net offering proceeds, Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption of the Company’s 6.75% Senior Notes due in 2019 (the 2019 Senior Notes) in March 2015 as further described below. The Company completed an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1, commencing August 1, 2015.

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

2015 Early Redemption of 2019 Senior Notes – Effective March 13, 2015, the Company redeemed all outstanding 2019 Senior Notes in aggregate principal of $250,000,000 at 103.375% of par plus accrued interest. The notes were scheduled to mature in February 2019, with interest payments due February 1 and August 1, and had unamortized issuance premium of $3,372,000 at December 31, 2014. Net proceeds of the new 2023 Senior Notes, $50,000,000 of delayed draw Term Loan borrowings under the Credit Facility and cash on hand were used to fund the redemption, including redemption premium and transaction costs. The Company recognized a first quarter 2015 charge to earnings of $8,372,000, before income taxes of approximately $3,106,000, for associated redemption premium, unamortized net deferred loan costs of $3,134,000 and transaction costs, net of issuance premium of $3,200,000.

Other Notes Payable – Long-term debt includes a non-interest bearing debt obligation, payable in 60 monthly installments of $125,000 through December 2015, associated with the Company's acquisition of KyS. As of June 30, 2015 and December 31, 2014, the carrying values of $735,000 and $1,445,000 reflect discounts of $15,000 and $55,000, respectively, based on an effective interest rate of 7%.

Other Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of June 30, 2015. See Note 6 to the Consolidated Financial Statements included in the Company’s 2014 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

Subsidiary Guarantees – Amounts outstanding under the Credit Facility and 2023 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently minor). These guarantees are full and unconditional and joint and several, with the 2023 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2015	2014	2015	2014
Gross interest costs	$3,945	$5,483	$10,310	$11,214
Less: capitalized interest costs	(75)	(114)	(136)	(199)
Interest expense	3,870	5,369	10,174	11,015
Interest income	(277)	(43)	(324)	(88)
Interest expense, net	$3,593	$5,326	$9,850	$10,927
Weighted-average interest rate on Credit Facility borrowings	1.9%	2.2%	1.9%	2.2%

During the first quarter 2015, the Company incurred net interest expense of $1,688,000 on the former 2019 Senior Notes between January 27, 2015 (issuance date of the new 2023 Senior Notes) and March 13, 2015 (redemption date of the 2019 Senior Notes). The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to 2019 Senior Note holders by the Company.

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted income (loss) per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2015	2014	2015	2014
(Loss) income applicable to common stockholders and assumed conversions	$(32,224)	$27,199	$(36,623)	$29,066

Weighted average common shares outstanding	41,313	41,411	41,326	41,407
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	33	20	35	23
Weighted average common shares outstanding and assumed conversions	41,346	41,431	41,361	41,430

Basic (loss) earnings per share	$(0.78)	$0.66	$(0.89)	$0.70
Diluted (loss) earnings per share	$(0.78)	$0.66	$(0.89)	$0.70
Anti-dilutive common stock equivalents excluded in computing diluted (loss) earnings per share	171	643	167	612

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and six months ended June 30, 2015, the Company repurchased 63,000 and 124,000 shares of common stock for $1,452,000 and $2,832,000. As of June 30, 2015, the Company could repurchase up to an additional 822,000 shares under the current authorization. During the six months ended June 30, 2015, the Company repurchased approximately 28,000 shares of common stock for $643,000 from management employees to settle income taxes on 60,000 restricted shares that vested during the period. As of and through June 30, 2015, treasury stock includes 190,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – To date in 2015, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 11, 2015	April 15, 2015	July 15, 2015
Record date	March 2, 2015	May 15, 2015	August 14, 2015
Paid or payable to shareholders	March 13, 2015	June 5, 2015	September 4, 2015
Aggregate quarterly cash dividend	$6,233	$6,198	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, paid certain expenses on behalf of and had a loan due to Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company's Executive Chairman and Chief Executive Officer, for various corporate purposes. The Company and Sonic Financial share various expenses in the ordinary course of business under a shared services agreement. Due to final loan repayment and settlement in 2014, no amounts were due at June 30, 2015 and December 31, 2014. The amounts due under the prior agreements were reduced from shared expenses and repayments, net of accrued interest, by $102,000 and $404,000 in the three and six months ended June 30, 2014. The Company incurred expenses under the shared services agreement of $83,000 and $212,000 in the three and six months ended June 30, 2015.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company's Executive Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $170,000 and $167,000 in the three months ended June 30, 2015 and 2014, and $337,000 and $333,000 in the six months ended June 30, 2015 and 2014. Amounts owed to these affiliated companies at June 30, 2015 and December 31, 2014 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which Sonic Financial is a controlling stockholder, for an aggregate of $18,000 and $129,000 in the three months ended June 30, 2015 and 2014, and $41,000 and $161,000 in the six months ended June 30, 2015 and 2014. There were no vehicles sold to SAI in the three or six months ended June 30, 2015 and 2014. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $306,000 and $187,000 in the three months ended June 30, 2015 and 2014 and $467,000 and $333,000 in the six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, approximately $100,000 and $89,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $540,000 and $587,000 in the three months ended June 30, 2015 and 2014, and $1,090,000, and $1,063,000 in the six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, approximately $195,000 and $143,000 was due from SAI to Oil-Chem and is reflected in current assets.

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

The foregoing related party balances as of June 30, 2015 and December 31, 2014, and transactions for the three and six months ended June 30, 2015 and 2014, are summarized below (in thousands):

	June 30, 2015	December 31, 2014
Notes and other receivables	$295	$232

	Three Months Ended June 30:		Six Months Ended June 30:
	2015	2014	2015	2014
Merchandise and vehicle purchases	$18	$129	$41	$395
Shared services expense, net of reimbursements	83	95	212	391
Merchandise and vehicle sales and event related commissions	846	774	1,557	1,456
Rent expense	170	167	337	333
Interest income	-	18	-	37
Interest expense	-	25	-	50

8. LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, we are party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows.

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

The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President (former Chief Operating Officer until February 2015) and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the six months ended June 30, 2015 and 2014. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. An additional 65,000 restricted stock units were granted to the Company’s Chief Executive Officer and President in the six months ended June 30, 2015 under the same conditions as described above except with a vesting period of five years. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

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

In the six months ended June 30, 2015 and 2014, the Company repurchased 28,000 and 26,000 shares of common stock for $630,000 and $523,000 from executive management employees to settle income taxes on 58,000 and 54,000 shares that vested during the period, respectively. Also, the Company awarded 4,500 shares of restricted stock to a non-executive management employee during the six months ended June 30, 2014 under the 2013 Plan which vest in equal installments over three years. The Company repurchased approximately 500 shares of common stock for $13,000 from the employee during the six months ended June 30, 2015 to settle income taxes on 1,500 shares that vested during the period.

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

Share-Based Payments – The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2015 or 2014 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the six months ended June 30, 2015 or 2014. A total of 38,000 and 3,000 stock options previously granted under the 2004 Stock Incentive Plan (which terminated in February 2014) (the 2004 Plan) were exercised in the six months ended June 30, 2015 and 2014, respectively, at an exercise price of $15.83.

Share-based compensation cost for the three months ended June 30, 2015 and 2014 totaled $855,000 and $670,000, before income taxes of $317,000 and $249,000, and for the six months ended June 30, 2015 and 2014 totaled $1,651,000 and $1,309,000, before income taxes of $613,000 and $486,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at June 30, 2015 or December 31, 2014. The Company’s consolidated financial statements for the six months ended June 30, 2015 reflect a reduction of additional paid-in capital of $1,705,000 and deferred tax assets of approximately $1,874,000 and an increase in income tax expense of $169,000 for windfall tax benefits associated with share-based compensation. Although the adjustment pertains to previous reporting periods, the Company believes the impact was not material to prior or current periods. As of June 30, 2015, there was approximately $4,645,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.3 years. As of June 30, 2015, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

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

	Three Months Ended June 30:
	2015			2014
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$176,047	$3,274	$179,321	$171,037	$4,840	$175,877
Depreciation and amortization	13,336	39	13,375	15,312	47	15,359
Impairment of other intangible assets and goodwill (Note 4)	98,868	–	98,868	–	–	–
Segment operating (loss) income	(48,573)	(658)	(49,231)	45,912	890	46,802

	Six Months Ended June 30:
	2015			2014
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$255,547	$9,048	$264,595	$251,141	$9,278	$260,419
Depreciation and amortization	26,626	84	26,710	28,814	97	28,911
Impairment of other intangible assets and goodwill (Note 4)	98,868	–	98,868	–	–	–
Segment operating (loss) income	(42,928)	1,218	(41,710)	52,927	1,183	54,110
Capital expenditures	13,066	31	13,097	14,187	32	14,219

	June 30, 2015			December 31, 2014
Other intangibles	$298,411	–	$298,411	$394,941	–	$394,941
Goodwill	47,342	–	47,342	49,680	–	49,680
Total assets	1,570,512	$24,869	1,595,381	1,694,103	$24,164	1,718,267

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2015	2014	2015	2014
Total segment operating (loss) income	$(49,231)	$46,802	$(41,710)	$54,110
Adjusted for:
Interest expense, net	(3,593)	(5,326)	(9,850)	(10,927)
Loss on early debt redemption and refinancing (Note 5)	–	–	(8,372)	–
Other income (expense), net	(57)	1,097	333	2,358
Consolidated (loss) income before income taxes	$(52,881)	$42,573	$(59,599)	$45,541

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

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The operating results for the three months ended June 30, 2015 and 2014 are not indicative of results that may be expected for future periods because of such seasonality.

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

General Factors and Current Operating Trends – Our year-to-date results for the 2015 race season reflect slight increases and smaller decreases in admissions at our various speedways on a comparable event basis, and many of our event related revenue categories reflect stabilizing or higher revenues, including higher radio broadcasting and luxury suite revenues. Our year-to-date 2015 results also reflect lower track rental revenues as compared to last year. Management believes that although lower fuel prices are having a positive impact on admissions, many of our revenue categories continue to be negatively impacted by ongoing uncertain (although improving) consumer and corporate spending, including high underemployment in certain demographic groups, high food and health-care costs and other economic factors. Management also believes admissions and certain event related revenues and expenses were negatively impacted by poor weather surrounding first quarter 2015 NASCAR racing events held at AMS and second quarter 2015 NASCAR racing events held at BMS, including its rain delayed Sprint Cup race. Many parts of the United States experienced a particularly harsh or longer-lasting winter in 2014, and there was record snowfall in 2015 and record rainfall in 2013 in many parts of the East Coast. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations.

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

The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. Our corporate and other customers are increasingly involved in diversified non-motorsports industries. As further described in “Liquidity” below, the new ten-year, multi-platform and media partnership broadcasting and digital rights agreements with NASCAR and media powerhouses FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and media awareness for all three NASCAR racing series, as well as corporate marketing appeal. We believe these media powerhouses provide broad marketing continuity and exposure to widening demographic audiences. We believe their increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions benefits motorsports in general, similar to that provided for other major sports. We believe expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities. Management believes our strong operating cash flow will continue and that ticket demand and corporate marketing and promotional spending will increase as the economy improves.

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

In another first, SMI announced BMS will host a collegiate football game between the University of Tennessee and Virginia Tech, the "Battle at Bristol, College Football's Biggest Ever” in September 2016. We believe this could be the highest attended collegiate football game in history, with intense media coverage and fanfare. If successful as anticipated, SMI may hold other collegiate events in the future. In 2014, LVMS and TMS each held inaugural Red Bull Air Race World Championship events which were widely popular and successful. We are holding those events again at LVMS and TMS in 2015.

Ongoing Improvements In Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. In 2014, NASCAR introduced a new championship format that put a greater emphasis on winning races throughout the season. It expanded the Chase for the NASCAR Sprint Cup field to 16 drivers from 12 and implemented a round-by-round elimination and advancement format, and a new group qualifying format which more closely emulates actual on-track competition. NASCAR also has made changes to race car set-ups, spoilers and other configurations to increase racing competition. NASCAR introduced a special race car paint scheme for Sprint Cup “Chase” contenders as visible symbols of the new Chase format and easier fan identification. In 2014, the NASCAR Camping World Truck Series featured redesigned truck bodies for use in competition by all three manufacturers. Beginning in 2015, NASCAR has changed the qualifying rules for its Xfinity Series and Camping World Truck Series to resemble that of the Sprint Cup Series, limiting the starting field for the Truck Series to 32, and feature the last names of drivers on car and truck back windows of all three national series to help fans better identify drivers. NASCAR announced various new 2015 rules for Sprint Cup Series racing, including the use of tapered spacer plates to reduce horsepower by up to 200 HP, a “high-drag” aerodynamics package for certain races to enhance drafting and “pack-racing” (and reduced spoiler sizes for certain other races) and softer tires, among other changes, to enhance overall on-track racing competition. Also, NASCAR continues to explore new engine packages and other race car changes in ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers.

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

Reaffirmed 2015 Earnings Guidance – In connection with our second quarter 2015 earnings release, management reaffirmed its previous full year 2015 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, among other factors. Potential higher fuel, health-care and food costs and underemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below helps in understanding and comparing our results of operations. As further described above in “Near-term Operating Factors”, management believes admissions and many event related revenue categories and other operating revenues continue to be negatively impacted by ongoing uncertain (although improving) economic conditions. Management also believes admissions and certain event related revenues and expenses were negatively impacted by poor weather surrounding first quarter 2015 NASCAR racing events held at AMS and second quarter 2015 NASCAR racing events held at BMS, including its rain delayed Sprint Cup race. The more significant racing schedule changes for the three and six months ended June 30, 2015 as compared to 2014 include (the 2015 Race Date Changes):

•

AMS held one NASCAR Sprint Cup and one Xfinity Series racing event in the first quarter 2015 that were held in the third quarter 2014, and one NASCAR Camping World Truck Series racing event (same day as the Xfinity event) in the first quarter 2015 that was not held in 2014

•

BMS held one NASCAR Sprint Cup and one Xfinity Series racing event in the second quarter 2015 that were held in the first quarter 2014 (poor weather resulted in delays in starting and completing the Sprint Cup race)

•	CMS held one major NHRA racing event in the first quarter 2015 that was held in the second quarter 2014
•	KyS held one NASCAR Sprint Cup, one Xfinity and one Camping World Truck Series racing event in the second quarter 2014 that are being held in the third quarter 2015
•	LVMS held one major NHRA racing event in the second quarter 2015 that was held in the first quarter 2014

Although the same number of major racing events were held in the first and second quarters 2015 as in 2014, the profitability of similar series events, particularly NASCAR Sprint Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

Non-GAAP Financial Information and Reconciliation - Net income (loss) and diluted earnings (loss) per share adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. Non-GAAP income and diluted earnings per share are derived by adjusting GAAP basis amounts as indicated below. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP, all net of taxes. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented.

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

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Consolidated net (loss) income using GAAP	$(32,224)	$27,199	$(36,623)	$29,066
Impairment of other intangible assets and goodwill	60,458	--	60,458	--
Loss on early debt redemption and refinancing	--	--	5,266	--
Interim interest expense	--	--	1,062	--
Non-recurring insurance recovery gain, net of accelerated depreciation on damaged assets	--	411	--	(380)
Accelerated depreciation on retired assets	--	712	--	712
Gain from involuntary property conversion	--	(620)	--	(620)
Decrease in accrued interest and penalties on estimated income tax liabilities	--	(397)	--	(397)
Non-GAAP consolidated net income	$28,234	$27,305	$30,163	$28,381

Consolidated diluted (loss) earnings per share using GAAP	$(0.78)	$0.66	$(0.89)	$0.70
Impairment of other intangible assets and goodwill	1.46	--	1.46	--
Loss on early debt redemption and refinancing	--	--	0.13	--
Interim interest expense	--	--	0.03	--
Non-recurring insurance recovery gain, net of accelerated depreciation on damaged assets	--	0.01	--	(0.01)
Accelerated depreciation on retired assets	--	0.02	--	0.02
Gain from involuntary property conversion	--	(0.02)	--	(0.02)
Decrease in accrued interest and penalties on estimated income tax liabilities	--	(0.01)	--	(0.01)
Non-GAAP consolidated diluted earnings per share	$0.68	$0.66	$0.73	$0.69

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Total Revenues for the three months ended June 30, 2015 increased by $3.4 million, or 2.0%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2015 increased by $820,000, or 2.6%, over such revenue for the same period last year. This increase is due primarily to the 2015 Race Date Changes described above, including differences in attendance for similar series racing events. The increase also reflects higher overall admissions at NASCAR racing events on a comparable year-over-year event basis.

Event Related Revenue for the three months ended June 30, 2015 increased by $14,000, or 0.0%, over such revenue for the same period last year. This change reflects the 2015 Race Date Changes, and higher radio broadcasting and luxury suite rental revenues in the current period. The overall increase was partially offset by lower track rental revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the three months ended June 30, 2015 increased by $2.4 million, or 2.9%, over such revenue for the same period last year. This increase reflects the NASCAR related 2015 Race Date Changes, and higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the three months ended June 30, 2015 increased by $180,000, or 2.3%, over such revenue for the same period last year. This increase is due primarily to higher current period royalty revenues associated with TMS’s long-term oil and gas mineral rights exploration and extraction activities as further described in Note 2 to the Consolidated Financial Statements. The overall increase was partially offset by lower Oil-Chem and Legend Cars revenues in the current period as compared to last year.

Direct Expense of Events for the three months ended June 30, 2015 increased by $1.1 million, or 3.3%, over such expense for the same period last year. This increase is due primarily to the 2015 Race Date Changes, and to a lesser degree, increased tax rates on certain admission revenues. The overall increase was partially offset by lower operating costs associated with certain NASCAR-sanctioned racing events on a comparable year-over-year event basis.

NASCAR Event Management Fees for the three months ended June 30, 2015 increased by $1.6 million, or 3.1%, over such expense for the same period last year. This increase reflects the NASCAR related 2015 Race Date Changes, and higher annual contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the three months ended June 30, 2015 increased by $104,000, or 2.0%, over such expense for the same period last year. This increase reflects higher costs associated with certain non-event souvenir merchandising activities, partially offset by decreased operating costs associated with lower Oil-Chem and Legend Cars revenues in the current period as compared to last year.

General and Administrative Expense for the three months ended June 30, 2015 decreased by $162,000, or 0.6%, from such expense for the same period last year. This decrease is due primarily to lower property taxes associated with negotiated settlements, partially offset by certain costs associated with the 2015 Race Date Changes, wage cost inflation and higher professional fees.

Depreciation and Amortization Expense for the three months ended June 30, 2015 decreased by $2.0 million, or 12.9%, from such expense for the same period last year. This decrease reflects accelerated depreciation on certain damaged property and retired assets in the second quarter 2014 as further described in Note 2 to the Consolidated Financial Statements and, to a lesser degree, certain other assets now being fully depreciated.

Interest Expense, Net for the three months ended June 30, 2015 was $3.6 million compared to $5.3 million for the same period last year. This change reflects redemption of the higher interest rate 2019 Senior Notes in the first quarter 2015 with lower interest rate 2023 Senior Notes and Senior Credit Facility borrowings as further described in Note 5 to the Consolidated Financial Statements. The change also reflects lower total outstanding debt and, to a lesser extent, lower interest rates on Credit Facility borrowings and higher interest income associated with property tax settlements in the current period as compared to last year.

Impairment of Other Intangible Assets and Goodwill for the three months ended June 30, 2015 represents non-cash impairment charges aggregating $98.9 million, before income tax benefits of approximately $38.4 million, to reduce the carrying value of non-amortizable race date event sanctioning and renewal agreements associated with NHMS, and goodwill associated with certain event souvenir merchandising activities. These charges resulted from our 2015 annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements.

Other Expense, Net for the three months ended June 30, 2015 was $57,000 compared to other income, net of $1.1 million for the same period last year. This change reflects a second quarter 2014 gain from involuntary conversion of certain TMS property and, to a lesser extent, a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the three months ended June 30, 2015 was 39.1%, and reflects an approximate 2% increase associated with the current period intangible asset and goodwill impairment charges and adjustments to certain deferred tax assets. The Company’s effective income tax rate for the three months ended June 30, 2014 was 36.1%, including derecognition of accrued interest and penalties of $397,000.

Net Loss for the three months ended June 30, 2015 was $32.2 million compared to net income of $27.2 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Total Revenues for the six months ended June 30, 2015 increased by $4.2 million, or 1.6%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2015 decreased by $1.7 million, or 3.2%, from such revenue for the same period last year. This increase is due primarily to the 2015 Race Date Changes described above, including differences in attendance for similar series racing events. The increase also reflects higher overall admissions at NASCAR racing events on a comparable year-over-year event basis.

Event Related Revenue for the six months ended June 30, 2015 decreased by $1.7 million, or 2.2%, from such revenue for the same period last year. This decrease is due primarily to the 2015 Race Date Changes, and to lower track rental revenues at certain Company speedways in the current period. The overall decrease was partially offset by higher radio broadcasting and luxury suite rental revenues in the current period as compared to last year.

NASCAR Broadcasting Revenue for the six months ended June 30, 2015 increased by $7.1 million, or 6.1%, over such revenue for the same period last year. This increase reflects the NASCAR related 2015 Race Date Changes, and higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the six months ended June 30, 2015 increased by $526,000, or 3.4%, over such revenue for the same period last year. This increase is due primarily to higher current period royalty revenues associated with TMS’s long-term oil and gas mineral rights exploration and extraction activities as further described in Note 2 to the Consolidated Financial Statements. The overall increase was partially offset by lower Legend Cars and Oil-Chem revenues in the current period as compared to last year.

Direct Expense of Events for the six months ended June 30, 2015 decreased by $224,000, or 0.5%, from such expense for the same period last year. This decrease is due primarily to the 2015 Race Date Changes and, to a lesser degree, lower operating costs associated with certain NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall decrease was partially offset by increased tax rates on certain admission revenues.

NASCAR Event Management Fees for the six months ended June 30, 2015 increased by $3.4 million, or 5.0%, over such expense for the same period last year. This increase reflects the NASCAR related 2015 Race Date Changes, higher annual contractual race event management fees for NASCAR-sanctioned racing events held in the current period, and AMS hosting a NASCAR Truck Series race in the current period that was not held last year.

Other Direct Operating Expense for the six months ended June 30, 2015 increased by $213,000, or 2.2%, over such expense for the same period last year. This increase reflects higher costs associated with certain non-event souvenir merchandising activities, partially offset by decreased operating costs associated with lower Legend Cars and Oil-Chem revenues in the current period as compared to last year.

General and Administrative Expense for the six months ended June 30, 2015 decreased by $107,000, or 0.2%, from such expense for the same period last year. This decrease is due primarily to lower property taxes associated with negotiated settlements, partially offset by certain costs associated with the 2015 Race Date Changes, wage cost inflation and higher professional fees.

Depreciation and Amortization Expense for the six months ended June 30, 2015 decreased by $2.2 million, or 7.6%, from such expense for the same period last year. This decrease reflects accelerated depreciation on certain damaged property and retired assets in the second quarter 2014 as further described in Note 2 to the Consolidated Financial Statements and, to a lesser degree, certain other assets now being fully depreciated.

Interest Expense, Net for the six months ended June 30, 2015 was $9.9 million compared to $10.9 million for the same period last year. This change reflects redemption of the higher interest rate 2019 Senior Notes in the first quarter 2015 with lower interest rate 2023 Senior Notes and Senior Credit Facility borrowings, lower total outstanding debt and, to a lesser extent, lower interest rates on Credit Facility borrowings and higher interest income associated with property tax settlements in the current period as compared to last year. The change also reflects “interim interest expense” of $1.7 million, before income taxes of $626,000, incurred in the first quarter 2015. The 2023 Senior Notes were issued in January 2015 before redemption of the former 2019 Senior Notes in March 2015 because of a favorable interest rate environment and required notice of redemption to 2019 Senior Note holders by the Company. These 2015 financing transactions are further described in Note 5 to the Consolidated Financial Statements.

Impairment of Other Intangible Assets and Goodwill for the six months ended June 30, 2015 represents non-cash impairment charges aggregating $98.9 million, before income tax benefits of $38.4 million, to reduce the carrying value of non-amortizable race date event sanctioning and renewal agreements associated with NHMS, and goodwill associated with certain event souvenir merchandising activities. These charges resulted from our 2015 annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements.

Loss on Early Debt Redemption and Refinancing for the six months ended June 30, 2015 represents a charge to earnings of $8.4 million, before income taxes of $3.1 million, for redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium associated with the former 2019 Senior Notes as further described in Note 5 to the Consolidated Financial Statements.

Other Income, Net for the six months ended June 30, 2015 was $333,000 compared to $2.4 million for the same period last year. This change reflects a current period gain recognized on disposals of certain property as compared to higher gains from insurance recovery for certain damaged property and involuntary conversion of certain TMS property in the second quarter 2014, and to a lesser extent, a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the six months ended June 30, 2015 was 38.6%, and reflects an approximate 2% increase associated with the current period intangible asset and goodwill impairment charges and adjustments to certain deferred tax assets. The effective income tax rate for the six months ended June 30, 2014 was 36.2%, including derecognition of accrued interest and penalties for estimated income tax liabilities of $397,000.

Net Loss for the six months ended June 30, 2015 was $36.6 million compared to net income of $29.1 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the six months ended June 30, 2015 resulted primarily from the following as further described below:

(1)	net cash provided by operations amounting to $65.0 million
(2)	borrowings under long-term debt for refinancing amounting to $250.0 million
(3)	repayments of long-term debt amounting to $302.6 million
(4)	payment of quarterly cash dividends amounting to $12.4 million
(5)	repurchases of common stock amounting to $3.5 million
(6)	cash outlays for capital expenditures amounting to $13.1 million
(7)	payment of debt refinancing costs amounting to $3.8 million

The Company had the following contractual obligations as of June 30, 2015 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event income	$55,613	$55,613	–	–	–
Long-term debt, bank credit facility and senior notes(2)	348,860	8,235	$15,000	$125,625	$200,000
Other liabilities	5,967	–	–	5,967	–
Interest on fixed rate debt obligations(3)	77,744	10,265	20,500	20,500	26,479
Deferred income taxes(4)	332,816	–	–	–	332,816
Interest on floating rate credit facility debt(3)	11,195	2,738	5,039	3,418	–
NASCAR event management fees(5)	61,127	61,127	–	–	–
Contracted capital expenditures(1)	1,455	1,455	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	3,620	1,040	1,627	353	600
Total Contractual Cash Obligations	$904,597	$146,673	$42,166	$155,863	$559,895

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit	$1,150	$1,150	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was $599,000 in the six months ended June 30, 2015; (b) income tax liabilities of approximately $1.2 million as of June 30, 2015 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $13.1 million in the six months ended June 30, 2015).

(2)

Long-term debt reflects payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of June 30, 2015, there were no outstanding revolving Credit Facility borrowings, and the Company had availability for borrowing up to an additional $98.9 million, including up to an additional $48.9 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $148.1 million at June 30, 2015 and a weighted average interest rate of 1.9% for the six months ended June 30, 2015.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after June 30, 2015. In July 2015, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in September 2015. Quarterly cash dividends paid in 2014 totaled approximately $24.9 million.

LIQUIDITY

As of June 30, 2015, our cash and cash equivalents totaled $98.1 million, outstanding borrowings under the Credit Facility totaled $148.1 million (all Term Loan), outstanding letters of credit amounted to $1.1 million, and the Company had availability for borrowing up to an additional $98.9 million, including $48.9 million in letters of credit, under the revolving Credit Facility. At June 30, 2015, net deferred tax liabilities totaled $324.8 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

As further discussed in Note 2 to the Consolidated Financial Statements, we recognized revenue of approximately $2.1 million and $1.5 million in the six months ended June 30, 2015 and 2014 under an oil and gas mineral rights lease agreement entitling TMS to stipulated stand-alone and shared royalties. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will be maintained or adequate. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. Quicksilver, the company with whom TMS and FWSA contracted for the exploration and extraction of natural gas, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on March 17, 2015. On April 15, 2015, the Bankruptcy Court entered a final order approving Quicksilver’s motion to continue operating in the ordinary course by honoring obligations under its oil and gas contracts (such as the contracts with TMS and the FWSA) in Quicksilver’s business judgment. As such, at this time, the Company anticipates that Quicksilver will continue to perform under the contracts for the foreseeable future.

New Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received in connection with broadcasting rights contracts between NASCAR and various television networks, which is expected to continue for the foreseeable future. The new ten-year television broadcasting agreements for 2015 through 2024 were negotiated and contracted by NASCAR. Our share of these television broadcast revenues are contracted, and event management (formerly purse and sanction) fees are negotiated, with NASCAR on an annual basis for each of our NASCAR-sanctioned racing events scheduled for the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

We participate in a similar fashion in the new ten-year, multi-platform and media partnership agreements between NASCAR, FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) NASCAR Sprint Cup, Xfinity and Camping World Truck Series racing events, as well as certain NASCAR K&N Pro Series and Whelen Modified Tour events, beginning in 2015 through 2024. NASCAR announcements have valued the new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual rights fees for the industry and an approximate 46% increase over the previous contract annual average of $560 million. These new ten-year broadcasting agreements are anticipated to result in annual contracted revenue increases for us averaging almost 4% per year, and our contracted 2015 NASCAR broadcasting revenues are expected to approximate $217 million.

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

General Debt Overview – We have reduced total long-term debt by $52.6 million in 2015, $61.5 million in 2014 and $111.0 million in 2013 and 2012 combined and reduced interest costs through principal repayment and various financing transactions. As further described below and in Note 5 to the Consolidated Financial Statements, we amended our Credit Facility in December 2014, issued new 2023 Senior Notes in January 2015 and fully redeemed our 2019 Senior Notes in March 2015. Although our 2015 and 2014 financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, our amended Credit Facility contains less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years and lower interest costs under the new Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in our 2014 Annual Report for other factors related to our indebtedness and general economic conditions.

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility, (ii) provides for a five-year $150.0 million senior secured term loan (which was fully drawn in December 2014) and a five-year delayed draw term loan of up to $50.0 million (which was fully drawn in March 2015 and repaid in the second quarter 2015); (iii) matures in December 2019; and (iv) contains an accordion feature with specified limits and conditions. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $10.0 million each twelve-month period based on initial draws of $200.0 million, with first payment due June 2015). Under the Credit Facility, interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The interest rate margins on borrowings are adjustable periodically based upon certain consolidated total leverage ratios.

2015 Issuance of New Senior Notes – As further described in Note 5 to the Consolidated Financial Statements, we completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015. The 2023 Senior Notes were issued at par, and net proceeds after commissions and fees of approximately $196.8 million were used to fund a portion of the March 2015 redemption of 2019 Senior Notes as described below. We completed an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1, commencing August 1, 2015.

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

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 5 to the Consolidated Financial Statements. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of June 30, 2015. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining a consolidated interest coverage ratio of no less than 3.25 to 1.0. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2014 Annual Report, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2015, we repurchased 124,000 shares of common stock for approximately $2.8 million. As of June 30, 2015, we could repurchase up to an additional 822,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At June 30, 2015, we had various construction projects underway. In 2015, we plan to complete construction of a new infield road course at CMS. We have installed, or are installing, “SAFER” crash walls or similar barriers at several speedways to help improve the safety of race drivers and others using our facilities. We are constructing or expanding premium “spectator-box” seating and hospitality areas and upgrading luxury suites at certain speedways. We also are exploring installation of large high-definition video and leader boards at certain speedways. Similar to 2014, we plan to continue improving traffic infrastructure and certain permanent seating, modernizing and expanding fan-zone entertainment areas, and upgrading restroom and other fan amenities at certain speedway facilities. We also plan to continue investing in additional social media and web application technology to attract and enhance the entertainment experience of our race fans. As of June 30, 2015, we had contractual obligations for capital expenditures of approximately $1.5 million for facility improvements at our various speedways.

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

On February 11, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6.2 million, which was paid on March 13, 2015 to shareholders of record as of March 2, 2015. On April 15, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million which was paid on June 5, 2015 to shareholders of record as of May 15, 2015. On July 15, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on September 4, 2015 to shareholders of record as of August 14, 2015. These 2015 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of June 30, 2015, we had aggregate outstanding letters of credit of $1.1 million. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. See Note 2 to the Consolidated Financial Statements for additional information on our financial instruments and fair value information. As of June 30, 2015, there were $148.1 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at June 30, 2015 would cause a change in annual interest expense of approximately $1.5 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at June 30, 2015 or December 31, 2014.

As further described in Note 5 to the Consolidated Financial Statements, our Credit Facility provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $150.0 million senior secured term loan (fully drawn in December 2014 to refinance previous Term Loan borrowings), a five-year delayed draw term loan of up to $50.0 million (fully drawn in March 2015 for the 2019 Senior Note redemption and repaid in the second quarter 2015). As of June 30, 2015, we had availability for borrowing up to an additional $98.9 million, including $48.9 million in letters of credit, under the revolving Credit Facility. As further discussed in “Liquidity” above and Note 5 to the Consolidated Financial Statements, we issued new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 and fully redeemed the 6.75% Senior Notes scheduled due 2019 in March 2015. We used net offering proceeds of the new 2023 Senior Notes (fixed rate), term loan borrowings (all variable rate) under the Credit Facility, and available cash to fund the redemption.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of June 30, 2015 and December 31, 2014 (in thousands):

	Carrying Value		Fair Value
	2015	2014	2015	2014	Maturity Dates
Floating rate revolving Credit Facility, including Term Loan(1)	$148,125	$150,000	$148,125	$150,000	December 2019
5.125% Senior Notes(2)	200,000	–	200,500	–	February 2023
6.75% Senior Notes(3)	–	253,372	–	257,500	Previously February 2019

(1)	The weighted average interest rate on Credit Facility borrowings in the six months ended June 30, 2015 and 2014 was 1.9% and 2.2%, respectively.
(2)	As further discussed in Note 5 to the Consolidated Financial Statements, the new 2023 Senior Notes were issued in January 2015.
(3)

As further discussed in Note 5 to the Consolidated Financial Statements, we fully redeemed these notes in March 2015.  Carrying values at December 31, 2014 include debt issuance premium of $3.4 million.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $1.1 million, and no instruments or securities with equity price risk, as of June 30, 2015 and December 31, 2014.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Executive Chairman, Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows. See Item 1A “Risk Factors” of our 2014 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the six months ended June 30, 2015.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of June 30, 2015, we could repurchase up to an additional 822,000 shares under the current authorization. During the six months ended June 30, 2015, we repurchased 124,000 shares of common stock on the open market for approximately $2.8 million, and 28,000 shares of our common stock were delivered to us at an average price per share of $22.61 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of June 30, 2015

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	20,000	$22.27	20,000	926,000
February 2015	19,000	23.26	19,000	907,000
March 2015	50,000	22.50	22,000	885,000
First Quarter 2015	89,000	22.61	61,000	885,000
April 2015	21,000	24.55	21,000	864,000
May 2015	20,000	22.61	20,000	844,000
June 2015	22,000	22.04	22,000	822,000
Second Quarter 2015	63,000	23.06	63,000	822,000
Total 2015	152,000	$22.80	124,000	822,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: July 29, 2015	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive
Officer) and President

Date: July 29, 2015	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)