Form 10-Q
period 2015-09-30
SPEEDWAY MOTORSPORTS INC
filed 2015-10-29
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

[ ] Yes [X] No

As of October 28, 2015, there were 41,224,403 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$87,344	$110,046
Accounts and notes receivable, net	38,582	34,855
Prepaid and refundable income taxes	8,013	8,306
Inventories, net	8,822	8,350
Prepaid expenses	2,787	3,881
Deferred income taxes	2,137	23,786
Total Current Assets	147,685	189,224
Notes and Other Receivables	1,442	1,555
Other Assets	29,900	30,714
Property and Equipment, Net (Note 2)	1,025,671	1,052,153
Other Intangible Assets, Net (Note 4)	298,394	394,941
Goodwill (Note 4)	47,342	49,680
Total	$1,550,434	$1,718,267

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$8,047	$7,070
Accounts payable	17,498	11,166
Deferred race event and other income, net	43,255	55,209
Accrued interest	1,719	7,055
Accrued expenses and other current liabilities	31,417	25,131
Total Current Liabilities	101,936	105,631
Long-term Debt (Note 5)	323,707	397,747
Deferred Income, Net	4,646	4,822
Deferred Income Taxes	331,663	371,903
Other Liabilities	7,110	7,019
Total Liabilities	769,062	887,122
Commitments and Contingencies (Notes 2, 5 and 6)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,242,000 in 2015 and 41,340,000 in 2014	457	456
Additional Paid-in Capital	254,286	252,571
Retained Earnings	624,955	671,648
Treasury Stock at cost, shares – 4,432,000 in 2015 and 4,216,000 in 2014	(98,326)	(93,530)
Total Stockholders’ Equity	781,372	831,145
Total	$1,550,434	$1,718,267

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30:
	2015	2014
Revenues:
Admissions	$31,607	$30,911
Event related revenue	40,717	39,186
NASCAR broadcasting revenue	63,855	63,068
Other operating revenue	7,944	6,672
Total Revenues	144,123	139,837
Expenses and Other:
Direct expense of events	35,251	33,706
NASCAR event management fees	39,758	39,400
Other direct operating expense	4,796	4,127
General and administrative	26,712	25,414
Depreciation and amortization (Note 2)	20,304	13,540
Interest expense, net	3,511	5,358
Other expense (income), net	749	(61)
Total Expenses and Other	131,081	121,484
Income from Continuing Operations Before Income Taxes	13,042	18,353
Provision for Income Taxes	(4,489)	(9,336)
Income from Continuing Operations	8,553	9,017
Income from Discontinued Operation (Note 1)	—	5,978
Net Income	$8,553	$14,995

Basic Earnings Per Share:
Continuing Operations	$0.21	$0.22
Discontinued Operation	—	0.14
Net Income	$0.21	$0.36
Weighted Average Shares Outstanding	41,267	41,372

Diluted Earnings Per Share:
Continuing Operations	$0.21	$0.22
Discontinued Operation	—	0.14
Net Income	$0.21	$0.36
Weighted Average Shares Outstanding	41,288	41,388

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended
	September 30:
	2015	2014
Revenues:
Admissions	$82,263	$83,246
Event related revenue	115,966	116,158
NASCAR broadcasting revenue	186,653	178,814
Other operating revenue	23,836	22,038
Total Revenues	408,718	400,256
Expenses and Other:
Direct expense of events	84,719	83,398
NASCAR event management fees	112,381	108,576
Other direct operating expense	14,888	14,006
General and administrative	75,256	74,065
Depreciation and amortization (Note 2)	47,014	42,451
Interest expense, net	13,361	16,285
Impairment of other intangible assets and goodwill (Note 4)	98,868	—
Loss on early debt redemption and refinancing (Note 5)	8,372	—
Other expense (income), net	408	(2,487)
Total Expenses and Other	455,267	336,294
(Loss) Income from Continuing Operations Before Income Taxes	(46,549)	63,962
Provision for Income Taxes	18,487	(25,811)
(Loss) Income from Continuing Operations	(28,062)	38,151
(Loss) Income from Discontinued Operation (Note 1)	(8)	5,910
Net (Loss) Income	$(28,070)	$44,061

Basic (Loss) Earnings Per Share:
Continuing Operations	$(0.68)	$0.92
Discontinued Operation	(0.00)	0.14
Net (Loss) Income	$(0.68)	$1.06
Weighted Average Shares Outstanding	41,306	41,396

Diluted (Loss) Earnings Per Share:
Continuing Operations	$(0.68)	$0.92
Discontinued Operation	(0.00)	0.14
Net (Loss) Income	$(0.68)	$1.06
Weighted Average Shares Outstanding	41,336	41,416

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2015	41,340	$456	$252,571	$671,648	$(93,530)	$831,145
Net loss	—	—	—	(28,070)	—	(28,070)
Share-based compensation, net of windfall tax benefits adjustment (Note 9)	72	1	983	—	—	984
Exercise of stock options	46	—	732	—	—	732
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(18,623)	—	(18,623)
Repurchases of common stock	(216)	—	—	—	(4,796)	(4,796)
Balance, September 30, 2015	41,242	$457	$254,286	$624,955	$(98,326)	$781,372

 The accompanying notes are an integral part of these consolidated financial statements.

 SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended
	September 30:
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(28,070)	$44,061
Loss (income) from discontinued operation	8	(5,910)
Cash (used) provided by activities of discontinued operation	(8)	5,910
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Impairment of other intangible assets and goodwill	98,868	—
Loss (gain) on disposals of property and equipment and other assets and insurance recovery	209	(2,366)
Deferred loan cost amortization	1,287	1,332
Interest expense accretion of debt discount and premium, net	(121)	(496)
Depreciation and amortization	47,014	42,451
Amortization of deferred income	(1,803)	(1,699)
Deferred income tax provision	(20,105)	25,525
Share-based compensation	2,520	1,991
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,113)	(1,782)
Prepaid, refundable and accrued income taxes	293	(492)
Inventories	(472)	(380)
Prepaid expenses	1,094	907
Accounts payable	5,747	7,953
Deferred race event and other income	(11,326)	(13,604)
Accrued interest	(5,336)	(4,224)
Accrued expenses and other liabilities	6,494	7,614
Deferred income	889	266
Other assets and liabilities	(13)	127
Net Cash Provided By Operating Activities	93,056	107,184

Cash Flows from Financing Activities:
Borrowings under long-term debt	251,383	—
Principal payments on long-term debt	(321,125)	(61,125)
Payment of debt refinancing costs	(3,970)	—
Dividend payments on common stock	(18,623)	(18,662)
Exercise of common stock options	732	47
Repurchases of common stock	(4,796)	(2,612)
Net Cash Used By Financing Activities	$(96,399)	$(82,352)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30:
	2015	2014
Cash Flows from Investing Activities:
Payments for capital expenditures	$(20,406)	$(19,647)
Proceeds from sales of property and equipment and insurance recovery	519	1,418
Repayment of notes and other receivables	499	209
Net Cash Used By Investing Activities	(19,388)	(18,020)
Net (Decrease) Increase in Cash and Cash Equivalents	(22,731)	6,812
Change in cash collected for and payable to third party, cash not provided or used by operating activities (Note 2)	29	(72)
Cash and Cash Equivalents at Beginning of Period	110,046	97,343
Cash and Cash Equivalents at End of Period	$87,344	$104,083

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$19,068	$20,640
Cash paid for income taxes	599	554

Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	98	783

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

Racing Events – In 2015, we are holding 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association (NHRA), one Automobile Racing Club of America (ARCA) and three World of Outlaws (WOO) racing events. In 2014, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also held seven NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

Discontinued Oil and Gas Activities – In 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. We have no continuing involvement or ownership interest in these discontinued operations, and there are no assets, liabilities, revenues or expenses (other than as described below) associated with discontinued operations for any period presented herein. All note disclosures pertain to continuing operations unless otherwise indicated. In the three months ended September 30, 2014, we recovered approximately $6.0 million of previously reserved receivables through favorable settlements. We incurred insignificant legal fees and other costs in the three and nine months ended September 30, 2015 and 2014 associated with efforts to recover previously reserved receivables. There were no associated income tax benefits reflected in discontinued operations for any period presented. See Note 2 – Income Taxes for associated reporting of income taxes related to the 2014 settlement.

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

Quarterly Reporting – The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company's speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business. The more significant racing schedule changes for the three and nine months ended September 30, 2015 as compared to 2014 include:

•

AMS held one NASCAR Sprint Cup and one Xfinity Series racing event in the first quarter 2015 that were held in the third quarter 2014, and one NASCAR Camping World Truck Series racing event (same day as the Xfinity event) in the first quarter 2015 that was not held in 2014

•	KyS held one NASCAR Sprint Cup, one Xfinity and one Camping World Truck Series racing event in the third quarter 2015 that were held in the second quarter 2014
•	LVMS held one NASCAR Camping World Truck Series racing event in the third quarter 2014 that is being held in the fourth quarter 2015

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

Our effective income tax rates for the three and nine months ended September 30, 2015 were 34.4% and 39.7%. Our 2015 effective tax rates reflect a non-recurring tax benefit of $610,000 resulting from certain state income tax law changes. The tax rate for the nine months ended September 30, 2015 also reflects an approximate 2% increase associated with second quarter 2015 intangible asset and goodwill impairment charges and adjustments to certain deferred tax assets. Our effective income tax rates for the three and nine months ended September 30, 2014 were 50.9% and 40.4%. Our 2014 effective tax rates reflect income tax expense of $2.5 million associated with a recovery settlement further described in Note 1 - Discontinued Oil and Gas Activities. The tax rate for the nine months ended September 30, 2014 also reflects derecognition of accrued interest and penalties for estimated income tax liabilities of $397,000.

Income tax liabilities for unrecognized tax benefits approximate $885,000 as of September 30, 2015 and December 31, 2014, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. As of September 30, 2015 and December 31, 2014, management believes $386,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with unrecognized tax benefits of $8,000 and $22,000 were recognized in the three and nine months ended September 30, 2015, and $483,000 were derecognized in the three and nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, the Company had $350,000 and $328,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2014 by the California Franchise Tax Board, and 2011 through 2014 by all other taxing jurisdictions to which the Company is subject. In the nine months ended September 30, 2015 and 2014, current income taxes payable of approximately $21.6 million and $31.5 million, respectively, were reduced by utilization of current deferred income tax assets described below.

Anticipated Income Tax Benefit From Equity Interest Abandonment – On January 31, 2014, the Company abandoned its interest and rights in Motorsports Authentics (former 50% owned merchandising equity investment joint venture) to focus management resources in areas that may be profitable and more productive. The Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company recognized a material income tax benefit of $49.3 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance, and recognized tax losses reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law for full utilization of these tax losses.

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

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended September 30, 2015 and 2014 were $1,591,000 and $1,819,000, and for the nine months ended September 30, 2015 and 2014 were $4,582,000 and $4,157,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $7,537,000 and $5,381,000 for the three months ended September 30, 2015 and 2014, and $13,077,000 and $13,735,000 for the nine months ended September 30, 2015 and 2014. There were no deferred direct-response advertising costs at September 30, 2015 or December 31, 2014.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments (in thousands):

			September 30, 2015		December 31, 2014
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$87,344	$87,344	$110,046	$110,046
Cash surrender values	2	NR	8,434	8,434	8,177	8,177

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	130,000	130,000	150,000	150,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	196,000	-	-
6.75% Senior Notes Payable previously due 2019 (Note 5)	2	NR	-	-	253,372	257,500
Other long-term debt	2	NR	1,754	1,754	1,445	1,445

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

Property and Equipment – From time to time, the Company may reduce the number of permanent seats to offer wider seating and improved sight lines for managing facility capacity or other marketing or alternative development purposes such as premium hospitality, RV camping and advertising areas. In the third quarter 2015, the Company recorded accelerated depreciation on removal of approximately 19,000 low demand LVMS seats and retired BMS scoreboard assets aggregating $7,011,000, and associated removal costs of $458,000.

In the second quarter 2014, the Company recorded accelerated depreciation on certain damaged BMS assets of $651,000 and removal of approximately 7,000 low demand NHMS seats of $1,131,000. Also in the second quarter 2014, the Company reflected a gain from involuntary conversion of certain TMS property, increasing property and equipment and other income, net by approximately $985,000.

TMS Oil and Gas Mineral Rights Lease Receipts – TMS, in conjunction with the Fort Worth Sports Authority (FWSA), has an oil and gas mineral rights lease agreement and a joint exploration agreement, which among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain prices levels are met. Under the lease agreement, TMS received and recognized royalty payments of $1,202,000 and $1,099,000 in the three months ended September 30, 2015 and 2014, and $3,337,000 and $1,499,000 in the nine months ended September 30, 2015 and 2014.

An initial lease agreement was extended and oil and gas extraction commenced in 2014, entitling TMS to stipulated stand-alone and shared royalties. The lessee expanded production capacity in 2014, including an increased number of extraction wells. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will be maintained or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts if any, or timing, of possible future royalty payments to TMS. As of September 30, 2015 and December 31, 2014, there were no receivables (not since collected) or deferred income associated with the expired or extended agreements.

Quicksilver Resources, Inc. (Quicksilver), the company with whom TMS and FWSA contracted for the exploration and extraction of natural gas, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on March 17, 2015. On April 15, 2015, the Bankruptcy Court entered a final order approving Quicksilver’s motion to continue operating in the ordinary course by honoring obligations under its oil and gas contracts (such as the contracts with TMS and the FWSA (the Contracts)) in Quicksilver’s business judgment. However, on October 6, 2015 the Bankruptcy Court entered an Order Establishing Bidding Procedure Relating to the Sale of all or a Portion of the Debtors' Assets (potentially including the Contracts). The proposed bid-deadline for the sale is November 30, 2015 and the proposed auction is expected to occur on December 9, 2015. Thereafter, the Bankruptcy Court would conduct a hearing for the approval of the proposed sale, which is scheduled to occur on December 14, 2015. As such, at this time, management is unable to determine if Quicksilver will continue to perform under the contracts for the foreseeable future.

Deferred Income, Other Arrangements – BMS plans to host a collegiate football game in September 2016. Under the similar accounting policy for event revenues and expenses described above, the Company plans to continue to defer advance revenues and direct expenses pertaining to this event until held.

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

Recently Issued Accounting Standards – The FASB issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606): Section A - Summary and Amendments That Create Revenue from Contracts with Customers and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40)” which enhances comparability and clarifies principles of revenue recognition. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services. In August 2015, the FASB issued Update No. 2015-14 approving deferral of Update No. 2014-09 for one year, with such guidance now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

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

The FASB issued Accounting Standards Update No. 2015-03 "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the associated carrying amount, similar to debt discounts. In August 2015, the FASB issued Update No. 2015-15 “Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which provides guidance on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and indicating the SEC staff would not object to entities deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over line-of-credit arrangement terms even if there are no outstanding borrowings. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

The FASB issued Accounting Standards Update No. 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory” which requires measuring inventory at the lower of cost and net realizable value based on estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation (changed from the previous guidance of lower of cost or market). This update also clarified various other inventory measurement and disclosure requirements. The update does not apply to inventory measured using the LIFO or retail inventory methods. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and should be applied prospectively. Early application is permitted. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

The FASB issued Accounting Standards Update No. 2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which requires acquirers in business combinations recognize adjustments to provisional amounts identified during measurement periods in the reporting periods in which adjusted amounts are determined. The update requires that acquirers record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, resulting from changes in provisional amounts, calculated as if the accounting had been completed at acquisition date. The update also requires separate income statement presentation or note disclosure of amounts recorded in current period earnings by line item that would have been recorded in previous reporting periods if the provisional amount adjustments had been recognized at acquisition date (requirements to retrospectively account for those adjustments have been eliminated). This update applies to all entities that reported provisional amounts in a business combination for which the accounting is incomplete by reporting period end, and in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. Entities should disclose the nature and reason for changes in accounting principle in the first annual period of adoption, and in interim periods within the first annual period if there are measurement-period adjustments during the first annual period in which the changes are effective. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after its effective date, with earlier application permitted for financial statements that have not been issued. The Company plans to apply this guidance where applicable in any future business combinations.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	September 30,	December 31,
	2015	2014
Finished race cars, parts and accessories	$5,290	$5,186
Souvenirs and apparel	2,795	2,472
Micro-lubricant® and other	737	692
Total	$8,822	$8,350

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

Impairment of Other Intangible Assets – As previously reported in our 2014 Annual Report and first quarter 2015 Form 10-Q, our 2014 annual assessment found that the excess of estimated fair value over associated aggregate carrying values for material non-amortizable race date event sanctioning and renewal agreements associated with NHMS was relatively nominal, resulting in heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Our 2015 annual assessment found the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for those NHMS race date agreements. NHMS was acquired in 2008 largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. The 2015 evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events held at NHMS. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans and appealing “at-home viewing” experiences. As a result, the Company lowered its expectations for forecasted growth rates for certain revenues and profit recovery. As such, a non-cash impairment charge of $96,530,000, before income tax benefits of $37,502,000, was reflected in the second quarter 2015 to reduce the race date intangible assets to estimated fair value.

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

These impairment charges are included in the Company’s “motorsports event related” reporting segment (see Note 10). Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Management also believes the Company’s operational and cash flow forecasts support its conclusions that no unrecognized impairment exists as of September 30, 2015. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information - At September 30, 2015, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $148.6 million and $99.8 million, respectively. The gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$298,383	—	$298,383	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	100	$(89)	11	100	$(72)	28	5-6
Total	$298,483	$(89)	$298,394	$395,013	$(72)	$394,941

Changes in the gross carrying value of other intangible assets and goodwill during the nine months ended September 30, 2015 are as follows (in thousands):

	Other Intangible Assets	Goodwill
Balance, beginning of period	$395,013	$49,680
Increase from acquisitions	-	-
Decrease from impairment charges	(96,530)	(2,338)
Balance, end of period	$298,483	$47,342

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

During the first quarter 2015, the Company borrowed $50,000,000 under the Term Loan (for partial funding of the 2019 Senior Notes redemption as further described below). The Company repaid Term Loan borrowings of $18,125,000 and $70,000,000 during the three and nine months ended September 30, 2015, and $20,000,000 and $60,000,000 during the three and nine months ended September 30, 2014. At September 30, 2015 and December 31, 2014, outstanding borrowings under the Credit Facility were $130,000,000 and $150,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $845,000 and $1,152,000. As of September 30, 2015, the Company had availability for borrowing up to an additional $99,155,000, including up to an additional $49,155,000 in letters of credit, under the revolving Credit Facility.

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

Other Notes Payable – Long-term debt includes a non-interest bearing debt obligation, payable in 60 monthly installments of $125,000 through December 2015, associated with the Company's acquisition of KyS. As of September 30, 2015 and December 31, 2014, the carrying values of $371,000 and $1,445,000 reflect discounts of $4,000 and $55,000, respectively, based on an effective interest rate of 7%. At September 30, 2015, long-term debt also includes a 3% interest bearing debt obligation of $1,383,000 associated with the purchase of a building and land at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Other Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of September 30, 2015. See Note 6 to the Consolidated Financial Statements included in the Company’s 2014 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2015	2014	2015	2014
Gross interest costs	$3,622	$5,478	$13,932	$16,692
Less: capitalized interest costs	(64)	(77)	(200)	(276)
Interest expense	3,558	5,401	13,732	16,416
Interest income	(47)	(43)	(371)	(131)
Interest expense, net	$3,511	$5,358	$13,361	$16,285
Weighted-average interest rate on Credit Facility borrowings	1.8%	2.0%	1.9%	2.1%

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

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted income (loss) per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2015	2014	2015	2014
Income (loss) from continuing operations applicable to common stockholders and assumed conversions	$8,553	$9,017	$(28,070)	$38,151

Weighted average common shares outstanding	41,267	41,372	41,306	41,396
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	21	16	30	20
Weighted average common shares outstanding and assumed conversions	41,288	41,388	41,336	41,416
Basic earnings (loss) per share	$0.21	$0.22	$(0.68)	$0.92
Diluted earnings (loss) per share	$0.21	$0.22	$(0.68)	$0.92
Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	238	686	190	637

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2015, the Company repurchased 64,000 and 188,000 shares of common stock for $1,322,000 and $4,154,000. As of September 30, 2015, the Company could repurchase up to an additional 758,000 shares under the current authorization. During the nine months ended September 30, 2015, the Company repurchased approximately 28,000 shares of common stock for $643,000 from management employees to settle income taxes on 60,000 restricted shares that vested during the period. As of and through September 30, 2015, treasury stock includes 190,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – To date in 2015, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 11, 2015	April 15, 2015	July 15, 2015	October 14, 2015
Record date	March 2, 2015	May 15, 2015	August 14, 2015	November 13, 2015
Paid or payable to shareholders	March 13, 2015	June 5, 2015	September 4, 2015	December 4, 2015
Aggregate quarterly cash dividend	$6,233	$6,198	$6,192	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, paid certain expenses on behalf of and had a loan due to Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company's Executive Chairman and Chief Executive Officer, for various corporate purposes. The Company and Sonic Financial share various expenses in the ordinary course of business under a shared services agreement. Due to final loan repayment and settlement in 2014, no amounts were due at September 30, 2015 and December 31, 2014. The amounts due under the prior agreements were reduced from shared expenses and repayments, net of accrued interest, by $104,000 and $508,000 in the three and nine months ended September 30, 2014. The Company incurred expenses under the shared services agreement of $143,000 and $355,000 in the three and nine months ended September 30, 2015.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company's Executive Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $181,000 and $164,000 in the three months ended September 30, 2015 and 2014, and $518,000 and $497,000 in the nine months ended September 30, 2015 and 2014. Amounts owed to these affiliated companies at September 30, 2015 and December 31, 2014 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which Sonic Financial is a controlling stockholder, for an aggregate of $17,000 and $10,000 in the three months ended September 30, 2015 and 2014, and $58,000 and $171,000 in the nine months ended September 30, 2015 and 2014. There were no vehicles sold to SAI in the three or nine months ended September 30, 2015 and 2014. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $221,000 and $141,000 in the three months ended September 30, 2015 and 2014, and $688,000 and $474,000 in the nine months ended September 30, 2015 and 2014. At September 30, 2015 and December 31, 2014, approximately $92,000 and $89,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $561,000 and $582,000 in the three months ended September 30, 2015 and 2014, and $1,651,000, and $1,645,000 in the nine months ended September 30, 2015 and 2014. At September 30, 2015 and December 31, 2014, approximately $177,000 and $143,000 was due from SAI to Oil-Chem and is reflected in current assets.

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

The foregoing related party balances as of September 30, 2015 and December 31, 2014, and transactions for the three and nine months ended September 30, 2015 and 2014, are summarized below (in thousands):

	September 30, 2015	December 31, 2014
Notes and other receivables	$269	$232

	Three Months Ended September 30:		Nine Months Ended September 30:
	2015	2014	2015	2014
Merchandise and vehicle purchases	$17	$10	$58	$405
Shared services expense, net of reimbursements	143	95	355	486
Merchandise and vehicle sales and event related commissions	782	723	2,339	2,179
Rent expense	181	164	518	497
Interest income	-	17	-	54
Interest expense	-	26	-	76

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

The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President (former Chief Operating Officer until February 2015) and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the nine months ended September 30, 2015 and 2014. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. An additional 65,000 restricted stock units were granted to the Company’s Chief Executive Officer and President in the nine months ended September 30, 2015 under the same conditions as described above except with a vesting period of five years. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

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

In the nine months ended September 30, 2015 and 2014, the Company repurchased 28,000 and 26,000 shares of common stock for $630,000 and $523,000 from executive management employees to settle income taxes on 58,000 and 54,000 shares that vested during the period, respectively. Also, the Company awarded 4,500 shares of restricted stock to a non-executive management employee during the nine months ended September 30, 2014 under the 2013 Plan which vest in equal installments over three years. The Company repurchased approximately 500 shares of common stock for $13,000 from the employee during the nine months ended September 30, 2015 to settle income taxes on 1,500 shares that vested during the period.

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

Share-Based Payments – The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2015 or 2014 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the nine months ended September 30, 2015 or 2014. A total of 46,250 and 3,000 stock options previously granted under the 2004 Stock Incentive Plan (which terminated in February 2014) (the 2004 Plan) were exercised in the nine months ended September 30, 2015 and 2014, respectively, at an exercise price of $15.83.

Share-based compensation cost for the three months ended September 30, 2015 and 2014 totaled $869,000 and $682,000, before income taxes of $323,000 and $255,000, and for the nine months ended September 30, 2015 and 2014 totaled $2,520,000 and $1,990,000, before income taxes of $938,000 and $726,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at September 30, 2015 or December 31, 2014. The Company’s consolidated financial statements for the nine months ended September 30, 2015 reflect a reduction of additional paid-in capital of $1,537,000 and deferred tax assets of approximately $1,874,000 and an increase in income tax expense of $337,000 for windfall tax benefits associated with share-based compensation. Although the adjustment pertains to previous reporting periods, the Company believes the impact was not material to prior or current periods. As of September 30, 2015, there was approximately $3,775,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.3 years. As of September 30, 2015, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

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

	Three Months Ended September 30:
	2015			2014
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$136,748	$7,375	$144,123	$134,698	$5,139	$139,837
Depreciation and Amortization (Note 2)	20,259	45	20,304	13,493	47	13,540
Segment operating income	13,455	3,847	17,302	22,256	1,394	23,650

	Nine Months Ended September 30:
	2015			2014
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$392,295	$16,423	$408,718	$385,839	$14,417	$400,256
Depreciation and Amortization (Note 2)	46,885	129	47,014	42,307	144	42,451
Impairment of other intangible assets and goodwill (Note 4)	98,868	–	98,868	–	–	–
Segment operating (loss) income	(29,473)	5,065	(24,408)	75,183	2,577	77,760
Capital expenditures	20,367	39	20,406	19,597	50	19,647

	September 30, 2015			December 31, 2014
Other intangibles	$298,394	–	$298,394	$394,941	–	$394,941
Goodwill	47,342	–	47,342	49,680	–	49,680
Total assets	1,525,756	$24,678	1,550,434	1,694,103	$24,164	1,718,267

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2015	2014	2015	2014
Total segment operating income (loss)	$17,302	$23,650	$(24,408)	$77,760
Adjusted for:
Interest expense, net	(3,511)	(5,358)	(13,361)	(16,285)
Loss on early debt redemption and refinancing (Note 5)	–	–	(8,372)	–
Other income (expense), net	(749)	61	(408)	2,487
Consolidated income (loss) before income taxes	$13,042	$18,353	$(46,549)	$63,962

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

Seasonality and Quarterly Results

In 2015, we are holding 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2014, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also held seven NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. The scheduled number of major NASCAR racing events in 2015 is the same as 2014. However, AMS’s annual NASCAR Sprint Cup race weekend was moved to the first quarter 2015 from the third quarter 2014, one BMS annual NASCAR Sprint Cup race weekend was moved to the second quarter 2015 from the first quarter 2014, and KyS’ annual NASCAR Sprint Cup race weekend was moved to the third quarter 2015 from the second quarter 2014.

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The operating results for the three and nine months ended September 30, 2015 and 2014 are not indicative of results that may be expected for future periods because of such seasonality.

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

Significant Items Discussed Elsewhere in Indicated Sections of This Report:

•	Expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement beginning in 2015 through 2024 (discussed below in “Liquidity”)
•	Further reduced interest costs anticipated from 2015 debt refinancing and redemption transactions (discussed below in “Liquidity”)
•	Continued constraint in capital expenditures anticipated for 2015 (discussed below in “Capital Expenditures”)
•	Anticipated income tax benefits from 2014 abandoned interest in Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)
•	Our long-term, multi-year contracted revenues are significant (discussed below in “Liquidity”)

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

In another first, SMI announced BMS will host a collegiate football game between the University of Tennessee and Virginia Tech, the "Battle at Bristol, College Football's Biggest Ever” in September 2016. We believe this could be the highest attended collegiate football game in history, with intense media coverage and fanfare. If successful, SMI may hold other collegiate events in the future. In 2014, LVMS and TMS each held inaugural Red Bull Air Race World Championship events which were widely popular and successful. We held those events again at LVMS and TMS in 2015.

Ongoing Improvements In Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. In 2015, NASCAR has changed the qualifying rules for its Xfinity Series and Camping World Truck Series to resemble that of the Sprint Cup Series, limiting the starting field for the Truck Series to 32, and feature the last names of drivers on car and truck back windows of all three national series to help fans better identify drivers. NASCAR announced various new 2015 rules for Sprint Cup Series racing, including the use of tapered spacer plates to reduce horsepower by up to 200 HP, a “high-drag” aerodynamics package for certain races to enhance drafting and “pack-racing” (and reduced spoiler sizes for certain other races) and softer tires, among other changes, to enhance overall on-track racing competition. NASCAR has recently increased the length of restart zones for several races to better control restarts. Also, NASCAR continues to test new rules and down-force aerodynamic packages for use at most speedways in 2016, which are expected to generate more passing zones and increase on-track racing competition and excitement. NASCAR continues to explore the benefits of reducing the number drivers in the racing field, new engine packages and other racecar changes in ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers.

In 2014, NASCAR introduced a new championship format that put a greater emphasis on winning races throughout the season. It expanded the Chase for the NASCAR Sprint Cup field to 16 drivers from 12 and implemented a round-by-round elimination and advancement format, and a new group qualifying format which more closely emulates actual on-track competition. NASCAR also has made changes to racecar set-ups, spoilers and other configurations to increase racing competition. NASCAR introduced a special racecar paint scheme for Sprint Cup “Chase” contenders as visible symbols of the new Chase format and easier fan identification. In 2014, the NASCAR Camping World Truck Series featured redesigned truck bodies for use in competition by all three manufacturers.

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

Reaffirmed 2015 Earnings Guidance – In connection with our third quarter 2015 earnings release, management reaffirmed its previous full year 2015 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, among other factors. Potential higher fuel, health-care and food costs and continued underemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below helps in understanding and comparing our results of operations. As further described above in “Near-term Operating Factors”, management believes admissions and many event related revenue categories and other operating revenues continue to be negatively impacted by ongoing uncertain (although improving) economic conditions. Management also believes admissions and certain event related revenues and expenses were negatively impacted by poor weather surrounding first quarter 2015 NASCAR racing events held at AMS and second quarter 2015 NASCAR racing events held at BMS, including its rain delayed Sprint Cup race. The more significant racing schedule changes for the three and nine months ended September 30, 2015 as compared to 2014 include (the 2015 Race Date Changes):

•

AMS held one NASCAR Sprint Cup and one Xfinity Series racing event in the first quarter 2015 that were held in the third quarter 2014, and one NASCAR Camping World Truck Series racing event (same day as the Xfinity event) in the first quarter 2015 that was not held in 2014

•	KyS held one NASCAR Sprint Cup, one Xfinity and one Camping World Truck Series racing event in the third quarter 2015 that were held in the second quarter 2014
•	LVMS held one NASCAR Camping World Truck Series racing event in the third quarter 2014 that is being held in the fourth quarter 2015

Although the same number of major racing events were held each quarter in 2015 as in 2014, the profitability of similar series events, particularly NASCAR Sprint Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

Non-GAAP Financial Information and Reconciliation - Net income (loss) and diluted earnings (loss) per share as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. Non-GAAP income and diluted earnings per share are derived by adjusting GAAP basis amounts as indicated below. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP, all net of taxes. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented.

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

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Consolidated net income (loss) using GAAP	$8,553	$14,995	$(28,070)	$44,061
Impairment of other intangible assets and goodwill	--	--	60,458	--
Loss on early debt redemption and refinancing	--	--	5,266	--
Interim interest expense	--	--	1,062	--
Accelerated depreciation on retired assets and costs of removal	4,690	--	4,690	712
Non-recurring benefit of state income tax law changes (2015), and decrease in accrued interest and penalties on estimated income tax liabilities (2014)	(610)	--	(610)	(397)
(Income) loss from discontinued operations and associated income taxes on recovery settlement	--	(3,509)	8	(3,441)
Non-recurring insurance recovery gain, net of accelerated depreciation on damaged assets	--	--	--	(380)
Gain from involuntary property conversion	--	--	--	(620)
Non-GAAP consolidated net income	$12,633	$11,486	$42,804	$39,935

Consolidated diluted earnings (loss) per share using GAAP	$0.21	$0.36	$(0.68)	$1.06
Impairment of other intangible assets and goodwill	--	--	1.46	--
Loss on early debt redemption and refinancing	--	--	0.13	--
Interim interest expense	--	--	0.03	--
Accelerated depreciation on retired assets and costs of removal	0.11	--	0.11	0.02
Non-recurring benefit of state income tax law changes (2015), and decrease in accrued interest and penalties on estimated income tax liabilities (2014)	(0.01)	--	(0.01)	(0.01)
(Income) loss from discontinued operations and associated income taxes on recovery settlement	--	(0.08)	0.00	(0.08)
Non-recurring insurance recovery gain, net of accelerated depreciation on damaged assets	--	--	--	(0.01)
Gain from involuntary property conversion	--	--	--	(0.02)
Non-GAAP consolidated diluted earnings per share	$0.31	$0.28	$1.04	$0.96

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Total Revenues for the three months ended September 30, 2015 increased by $4.3 million, or 3.1%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended September 30, 2015 increased by $696,000, or 2.3%, over such revenue for the same period last year. This increase is due primarily to the 2015 Race Date Changes described above, including differences in attendance for similar series racing events. The increase also reflects higher overall admissions at NASCAR racing events on a comparable year-over-year event basis.

Event Related Revenue for the three months ended September 30, 2015 increased by $1.5 million, or 3.9%, over such revenue for the same period last year. This change reflects the 2015 Race Date Changes and higher radio broadcasting revenues in the current period. The overall change reflects largely offsetting increases and decreases in sponsorship revenue associated with NASCAR racing events at BMS and NHMS as compared to the same period last year.

NASCAR Broadcasting Revenue for the three months ended September 30, 2015 increased by $787,000, or 1.2%, over such revenue for the same period last year. This increase reflects higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis, partially offset by the 2015 Race Date Changes.

Other Operating Revenue for the three months ended September 30, 2015 increased by $1.3 million, or 19.1%, over such revenue for the same period last year. This increase is due primarily to higher non-event souvenir merchandising sales, partially offset by lower Oil-Chem revenues and a combination of individually insignificant items in the current period as compared to last year.

Direct Expense of Events for the three months ended September 30, 2015 increased by $1.5 million, or 4.6%, over such expense for the same period last year. This increase is due primarily to the 2015 Race Date Changes and higher costs associated with increased overall admissions at NASCAR racing events, including higher pre-race entertainment costs, on a comparable year-over-year event basis. The increase also reflects higher repair and maintenance costs and a combination of individually insignificant items.

NASCAR Event Management Fees for the three months ended September 30, 2015 increased by $358,000, or 0.9%, over such expense for the same period last year. This increase reflects higher annual contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis, and the 2015 Race Date Changes.

Other Direct Operating Expense for the three months ended September 30, 2015 increased by $669,000, or 16.2%, over such expense for the same period last year. This increase reflects higher costs associated with increased non-event souvenir merchandising sales, partially offset by lower operating costs associated with decreased Oil-Chem revenues in the current period as compared to last year.

General and Administrative Expense for the three months ended September 30, 2015 increased by $1.3 million, or 5.1%, over such expense for the same period last year. This increase is due primarily to costs associated with the 2015 Race Date Changes and wage cost inflation, partially offset by lower legal costs as compared to last year.

Depreciation and Amortization Expense for the three months ended September 30, 2015 increased by $6.8 million, or 50.0%, over such expense for the same period last year. This increase is due primarily to accelerated depreciation reflected in the third quarter 2015 for retirement of certain assets as further described in Note 2 to the Consolidated Financial Statements.

Interest Expense, Net for the three months ended September 30, 2015 was $3.5 million compared to $5.4 million for the same period last year. This change reflects redemption of the higher interest rate 2019 Senior Notes in the first quarter 2015, and replacement with lower interest rate 2023 Senior Notes and Senior Credit Facility borrowings as further described in Note 5 to the Consolidated Financial Statements. The change also reflects lower total outstanding debt and, to a lesser extent, lower interest rates on Credit Facility borrowings in the current period as compared to last year.

Other Expense, Net for the three months ended September 30, 2015 was $749,000 compared to other income, net of $61,000 for the same period last year. This change reflects 2015 removal costs associated with certain retired assets as further described in Note 2 to the Consolidated Financial Statements, losses associated with the write-off of certain development costs and, to a lesser extent, a combination of individually insignificant items in the current period as compared to last year.

Income Tax Provision. Our effective income tax rate for the three months ended September 30, 2015 was 34.4%, and reflects a decrease of approximately 4.7% from certain non-recurring state income tax law changes. Our effective income tax rate for the three months ended September 30, 2014 was 50.9%. The 2014 tax rate reflects income tax expense associated with discontinued oil and gas activities as further described in Note 1 to the Consolidated Financial Statements, and excluding the settlement impact was 37.4%.

Income From Discontinued Operation for the three months ended September 30, 2014 reflects recovery of $6.0 million of previously reserved receivables through favorable settlements as further described in Note 1 to the Consolidated Financial Statements, and insignificant legal fees and other costs associated with efforts to recover previously reserved receivables.

Net Income for the three months ended September 30, 2015 was $8.6 million compared to $15.0 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Total Revenues for the nine months ended September 30, 2015 increased by $8.5 million, or 2.1%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the nine months ended September 30, 2015 decreased by $983,000, or 1.2%, from such revenue for the same period last year. This decrease is due primarily to the 2015 Race Date Changes described above, including lower admissions for NASCAR events held in the first quarter 2015. The overall decrease was partially offset by higher overall admissions at many of our NASCAR racing events on a comparable year-over-year event basis.

Event Related Revenue for the nine months ended September 30, 2015 decreased by $192,000, or 0.2%, from such revenue for the same period last year. This decrease is due primarily to lower current period track rental revenues at certain Company speedways, and the 2015 Race Date Change for LVMS’s NASCAR Truck Series race. The overall decrease was partially offset by higher radio broadcasting and luxury suite rental revenues in the current period as compared to last year. The overall change also reflects largely offsetting increases and decreases in sponsorship revenue associated with NASCAR racing events at BMS and NHMS as compared to last year.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2015 increased by $7.8 million, or 4.4%, over such revenue for the same period last year. This increase reflects higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the nine months ended September 30, 2015 increased by $1.8 million, or 8.2%, over such revenue for the same period last year. This increase is due primarily to higher current period non-event souvenir merchandising sales and royalty revenues associated with TMS’s long-term oil and gas mineral rights exploration and extraction activities as further described in Note 2 to the Consolidated Financial Statements. The overall increase was partially offset by lower Oil-Chem and Legend Cars revenues in the current period as compared to last year.

Direct Expense of Events for the nine months ended September 30, 2015 increased by $1.3 million, or 1.6%, over such expense for the same period last year. This increase is due primarily to higher operating costs associated with increased overall admissions at NASCAR-sanctioned racing events, including higher pre-race entertainment costs, on a comparable year-over-year event basis. The increase also reflects higher repair and maintenance costs and higher tax rates on certain admission revenues. The overall increase was partially offset by the 2015 Race Date Change for LVMS’s NASCAR Truck Series race and lower advertising costs associated with certain racing events on a comparable year-over-year event basis.

NASCAR Event Management Fees for the nine months ended September 30, 2015 increased by $3.8 million, or 3.5%, over such expense for the same period last year. This increase reflects higher annual contractual race event management fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the nine months ended September 30, 2015 increased by $882,000, or 6.3%, over such expense for the same period last year. This increase is due primarily to higher costs associated with increased non-event souvenir merchandising revenues, partially offset by lower operating costs associated with decreased Oil-Chem and Legend Cars revenues in the current period as compared to last year.

General and Administrative Expense for the nine months ended September 30, 2015 increased by $1.2 million, or 1.6%, over such expense for the same period last year. This increase is due primarily to wage cost inflation and higher professional fees and insurance costs, partially offset by lower property taxes and legal costs in the current period as compared to last year.

Depreciation and Amortization Expense for the nine months ended September 30, 2015 increased by $4.6 million, or 10.7%, over such expense for the same period last year. This increase is due primarily to accelerated depreciation reflected in the third quarter 2015 for retirement of certain assets as further described in Note 2 to the Consolidated Financial Statements. The overall increase was partially offset by lower depreciation due to certain assets now being fully depreciated.

Interest Expense, Net for the nine months ended September 30, 2015 was $13.4 million compared to $16.3 million for the same period last year. This change reflects redemption of the higher interest rate 2019 Senior Notes in the first quarter 2015 and replacement with lower interest rate 2023 Senior Notes and Senior Credit Facility borrowings, lower total outstanding debt and, to a lesser extent, lower interest rates on Credit Facility borrowings and higher interest income associated with property tax settlements in the current period as compared to last year. The change also reflects “interim interest expense” of $1.7 million, before income taxes of $626,000, incurred in the first quarter 2015. The 2023 Senior Notes were issued in January 2015 before redemption of the former 2019 Senior Notes in March 2015 because of a favorable interest rate environment and required notice of redemption to 2019 Senior Note holders by the Company. These 2015 financing transactions are further described in Note 5 to the Consolidated Financial Statements.

Impairment of Other Intangible Assets and Goodwill for the nine months ended September 30, 2015 represents non-cash impairment charges aggregating $98.9 million, before income tax benefits of $38.4 million, to reduce the carrying value of non-amortizable race date event sanctioning and renewal agreements associated with NHMS, and goodwill associated with certain event souvenir merchandising activities. These charges resulted from our 2015 annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements.

Loss on Early Debt Redemption and Refinancing for the nine months ended September 30, 2015 represents a charge to earnings of $8.4 million, before income taxes of $3.1 million, for redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium associated with the former 2019 Senior Notes as further described in Note 5 to the Consolidated Financial Statements.

Other Expense, Net for the nine months ended September 30, 2015 was $408,000 compared to other income, net of $2.5 million for the same period last year. This change reflects 2015 removal costs associated with certain retired assets as further described in Note 2 to the Consolidated Financial Statements and losses associated with the write-off of certain development costs. The change also reflects 2014 net gains related to involuntary conversion of certain TMS property and insurance recovery for certain damaged BMS property and, to a lesser extent, a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the nine months ended September 30, 2015 was 39.7%, and reflects an approximate 2% increase associated with second quarter 2015 intangible asset and goodwill impairment charges and adjustments to certain deferred tax assets, and an approximate 1.3% reduction for certain non-recurring state income tax law changes. Our effective income tax rate for the nine months ended September 30, 2014 was 40.4%, including derecognition of certain accrued interest and penalties. The 2014 tax rate reflects income tax expense associated with discontinued oil and gas activities as further described in Note 1 to the Consolidated Financial Statements, and excluding the settlement impact was 36.5%.

Income From Discontinued Operation for the nine months ended September 30, 2014 reflects recovery of $6.0 million of previously reserved receivables through favorable settlements, and insignificant legal fees and other costs associated with efforts to recover previously reserved receivables for the nine months ended September 30, 2015 and 2014.

Net Loss for the nine months ended September 30, 2015 was $28.1 million compared to net income of $44.1 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the nine months ended September 30, 2015 and 2014 resulted primarily from the following as further described below:

(1)	net cash provided by operations amounting to $93.1 million ($107.2 million in 2014)
(2)	borrowings under long-term debt for refinancing amounting to $251.4 million ($0 in 2014)
(3)	repayments of long-term debt amounting to $321.1 million ($61.1 million in 2014)
(4)	payment of quarterly cash dividends amounting to $18.6 million ($18.7 million in 2014)
(5)	repurchases of common stock amounting to $4.8 million ($2.6 million in 2014)
(6)	cash outlays for capital expenditures amounting to $20.4 million ($19.6 million in 2014)
(7)	payment of debt refinancing costs amounting to $4.0 million ($0 in 2014)

LIQUIDITY

As of September 30, 2015, our cash and cash equivalents totaled $87.3 million, outstanding borrowings under the Credit Facility totaled $130.0 million (all Term Loan), outstanding letters of credit amounted to $845,000, and the Company had availability for borrowing up to an additional $99.2 million, including $49.2 million in letters of credit, under the revolving Credit Facility. At September 30, 2015, net deferred tax liabilities totaled $329.5 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs.

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

As further discussed in Note 2 to the Consolidated Financial Statements, we recognized revenue of approximately $3.3 million and $1.5 million in the nine months ended September 30, 2015 and 2014 under an oil and gas mineral rights lease agreement entitling TMS to stipulated stand-alone and shared royalties. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will be maintained or adequate. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. Quicksilver, the company with whom TMS and the FWSA contracted for the exploration and extraction of natural gas, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on March 17, 2015. On April 15, 2015, the Bankruptcy Court entered a final order approving Quicksilver’s motion to continue operating in the ordinary course by honoring obligations under its oil and gas contracts (such as the contracts with TMS and the FWSA) in Quicksilver’s business judgment. However, on October 6, 2015 the Bankruptcy Court entered an Order Establishing Bidding Procedure Relating to the Sale of all or a Portion of the Debtors' Assets (potentially including the Contracts). The proposed bid-deadline for the sale is November 30, 2015 and the proposed auction is expected to occur on December 9, 2015. Thereafter, the Bankruptcy Court would conduct a hearing for the approval of the proposed sale, which is scheduled to occur on December 14, 2015. As such, at this time, management is unable to determine if Quicksilver will continue to perform under the contracts for the foreseeable future.

Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received in connection with broadcasting rights contracts between NASCAR and various television networks, which is expected to continue for the foreseeable future. The new ten-year television broadcasting agreements for 2015 through 2024 were negotiated and contracted by NASCAR. Our share of these television broadcast revenues are contracted, and event management (formerly purse and sanction) fees are negotiated, with NASCAR for each of our NASCAR-sanctioned racing events. Under these agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

In October 2015, SMI entered into separate five-year Event Management Agreements with NASCAR, under which our speedways would conduct NASCAR Sprint Cup, Xfinity and Camping World Truck Series and the Sprint All-Star Race events beginning in 2016 and through 2020. These agreements are substantially similar in form, substance and relative allocation of broadcast rights revenue to previous sanction agreements between SMI and NASCAR, except agreement duration increased from one to five years and annual increases in broadcast rights revenue and event management fees of three to four percent annually over the new five-year agreement term were established.

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

General Debt Overview – We have reduced total long-term debt by $69.7 million in 2015, $61.5 million in 2014 and $111.0 million in 2013 and 2012 combined and reduced interest costs through principal repayment and various financing transactions. As further described below and in Note 5 to the Consolidated Financial Statements, we amended our Credit Facility in December 2014, issued new 2023 Senior Notes in January 2015 and fully redeemed our 2019 Senior Notes in March 2015. Although our 2015 and 2014 financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, our amended Credit Facility contains less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years and lower interest costs under the new Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in our 2014 Annual Report for other factors related to our indebtedness and general economic conditions.

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

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 5 to the Consolidated Financial Statements. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of September 30, 2015. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining a consolidated interest coverage ratio of no less than 3.25 to 1.0. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2014 Annual Report, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2015, we repurchased 188,000 shares of common stock for approximately $4.2 million. As of September 30, 2015, we could repurchase up to an additional 758,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At September 30, 2015, we had various construction projects underway. In 2015, we plan to complete construction of a new infield road course at CMS. We have or are installing “SAFER” crash walls or similar barriers at several speedways to help improve the safety of race drivers and others using our facilities. We have or are constructing or expanding premium “spectator-box” seating and hospitality areas and upgrading luxury suites at certain speedways. We plan to install a large high-definition video board at BMS and leader boards at certain other speedways, and purchase an infrastructure building at CMS. Similar to 2014, we continue to improve traffic infrastructure and certain permanent seating, modernize and expand fan-zone entertainment areas, and upgrade restroom and other fan amenities at certain speedway facilities. We also continue to invest in additional social media and web application technology to attract and enhance the entertainment experience of our race fans. As of September 30, 2015, we had contractual obligations for capital expenditures of approximately $14.1 million for facility improvements at our various speedways.

In 2014 and 2013, capital expenditures amounted to $22.0 million and $12.0 million, representing sizable reductions compared to many previous years. At this time, aggregate payments for capital expenditures in 2015 are estimated to approximate $25.0 to $30.0 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

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

On February 11, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6.2 million, which was paid on March 13, 2015 to shareholders of record as of March 2, 2015. On April 15, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million which was paid on June 5, 2015 to shareholders of record as of May 15, 2015. On July 15, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million paid on September 4, 2015 to shareholders of record as of August 14, 2015. On October 14, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on December 4, 2015 to shareholders of record as of November 13, 2015. These 2015 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of September 30, 2015, we had aggregate outstanding letters of credit of $845,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. See Note 2 to the Consolidated Financial Statements for additional information on our financial instruments and fair value information. As of September 30, 2015, there were $130.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at September 30, 2015 would cause a change in annual interest expense of approximately $1.3 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at September 30, 2015 or December 31, 2014.

As further described in Note 5 to the Consolidated Financial Statements, our Credit Facility provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $150.0 million senior secured term loan (fully drawn in December 2014 to refinance previous Term Loan borrowings), a five-year delayed draw term loan of up to $50.0 million (fully drawn in March 2015 for the 2019 Senior Note redemption and repaid in the second quarter 2015). As of September 30, 2015, we had availability for borrowing up to an additional $99.2 million, including $49.2 million in letters of credit, under the revolving Credit Facility. As further discussed in “Liquidity” above and Note 5 to the Consolidated Financial Statements, we issued new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 and fully redeemed the 6.75% Senior Notes scheduled due 2019 in March 2015. We used net offering proceeds of the new 2023 Senior Notes (fixed rate), term loan borrowings (all variable rate) under the Credit Facility, and available cash to fund the redemption.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of September 30, 2015 and December 31, 2014 (in thousands):

	Carrying Value		Fair Value
	2015	2014	2015	2014	Maturity Dates
Floating rate revolving Credit Facility, including Term Loan(1)	$130,000	$150,000	$130,000	$150,000	December 2019
5.125% Senior Notes(2)	200,000	–	196,000	–	February 2023
6.75% Senior Notes(3)	–	253,372	–	257,500	Previously February 2019

(1)	The weighted average interest rate on Credit Facility borrowings in the nine months ended September 30, 2015 and 2014 was 1.9% and 2.1%, respectively.
(2)	As further discussed in Note 5 to the Consolidated Financial Statements, the new 2023 Senior Notes were issued in January 2015.
(3)

As further discussed in Note 5 to the Consolidated Financial Statements, we fully redeemed these notes in March 2015.  Carrying values at December 31, 2014 include debt issuance premium of $3.4 million.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $845,000, and no instruments or securities with equity price risk, as of September 30, 2015 and December 31, 2014.

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

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the nine months ended September 30, 2015.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of September 30, 2015, we could repurchase up to an additional 758,000 shares under the current authorization. During the nine months ended September 30, 2015, we repurchased 188,000 shares of common stock on the open market for approximately $4.2 million, and 28,000 shares of our common stock were delivered to us at an average price per share of $22.61 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of September 30, 2015
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	20,000	$22.27	20,000	926,000
February 2015	19,000	23.26	19,000	907,000
March 2015	50,000	22.50	22,000	885,000
First Quarter 2015	89,000	22.61	61,000	885,000
April 2015	21,000	24.55	21,000	864,000
May 2015	20,000	22.61	20,000	844,000
June 2015	22,000	22.04	22,000	822,000
Second Quarter 2015	63,000	23.06	63,000	822,000
July 2015	22,000	22.55	22,000	800,000
August 2015	21,000	20.27	21,000	779,000
September 2015	21,000	19.02	21,000	758,000
Third Quarter 2015	64,000	20.64	64,000	758,000
Total 2015	216,000	$22.16	188,000	758,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: October 29, 2015	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer) and President

Date: October 29, 2015	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)