Form 10-K
period 2015-12-31
SPEEDWAY MOTORSPORTS INC
filed 2016-03-18
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $267,767,621 based upon the closing sales price of the registrant’s common stock on June 30, 2015 of $22.65 per share. At March 15, 2016, 41,219,067 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2016 are incorporated by reference into Part III of this report.

Cautionary Note Regarding Forward-looking Statements

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

Certain Information

The Company’s website where you can find more information is located at www.speedwaymotorsports.com. We make available free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the SEC. Our SEC filings are publicly available at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. We post on our website the charters of our Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (NYSE) regulations. Please note that our website is provided as an inactive textual reference only. Information provided on our website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting stockholder by contacting our corporate secretary at our company offices.

PART I

ITEM 1.	BUSINESS

Speedway Motorsports, Inc., through its wholly-owned subsidiaries, (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate eight first-class racing facilities in four of the top-ten media markets in the United States through our subsidiaries: Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Charlotte Motor Speedway (“CMS”), Kentucky Speedway (“KyS”), Las Vegas Motor Speedway (“LVMS”), New Hampshire Motor Speedway (“NHMS”), Sonoma Raceway (“SR”), and Texas Motor Speedway (“TMS”). SMI was incorporated in the State of Delaware in 1994. We also:

•	provide souvenir merchandising, including screen-printing and embroidery, and food, beverage and hospitality catering services through our SMI Properties subsidiaries
•	provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary
•	distribute wholesale and retail motorsports and other sports-related souvenir merchandise and apparel through our SMI Properties and SMI Trackside subsidiaries
•	manufacture and distribute smaller-scale, modified racing cars and parts through our US Legend Cars International subsidiary (“Legend Cars”)

In 2016, we currently plan to promote the following racing events:

•	thirteen National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned Sprint Cup Series (“Sprint Cup”) stock car racing events
•	eleven NASCAR-sanctioned Xfinity Series (“Xfinity”) racing events
•	eight NASCAR-sanctioned Camping World Truck Series racing events
•	three NASCAR-sanctioned K&N Pro Series racing events
•	four NASCAR-sanctioned Whelen Modified Tour racing events
•	two IndyCar Series (“IndyCar”) racing events
•	six major National Hot Rod Association (“NHRA”) racing events
•	three World of Outlaws (“WOO”) racing events
•	one Automobile Racing Club of America (“ARCA”) racing event
•	several other races and events

In 2015, the NASCAR Nationwide Series became the NASCAR Xfinity Series and that naming convention is used throughout this document.

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top-ten media markets. At December 31, 2015, our total permanent seating capacity of approximately 786,000, with 760 luxury suites, was located at the following facilities:

Speedway(1)	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites	(2)(4)	Permanent Seating(3)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	820	1.5	89		70,000	(4)	Atlanta – 9
Bristol Motor Speedway	Bristol, TN	670	0.5	196		146,000		Tri-Cities – 97
Charlotte Motor Speedway	Concord, NC	1,310	1.5	75		86,000	(4)	Charlotte – 22
Kentucky Speedway	Sparta, KY	990	1.5	39		107,000		Cincinnati – 36
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102		104,000	(4)	Las Vegas – 40
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	38		89,000	(4)	Boston – 8
Sonoma Raceway	Sonoma, CA	1,600	2.5	27		47,000	(5)	San Francisco – 6
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194		137,000		Dallas-Fort Worth – 5
				760		786,000

(1)	References to “our” or “eight” speedways exclude North Wilkesboro Speedway, which we also own and presently has no significant operations.
(2)	Excluding dragway and dirt track suites. From time to time, the number of suites may change due to combining or reconfiguring for marketing purposes.
(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(4)

From time to time, we may reduce the number of permanent seats to offer wider seating, improved sight lines, for managing facility capacity or other marketing or alternative development purposes. Reflects removal of low demand seats and suites at AMS, CMS, LVMS and NHMS in recent years.

(5)	SR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.

We derive revenues principally from the following activities:

•	licensing of network television, cable television and radio rights to broadcast racing events
•	sales of tickets to motorsports races and other events held at our speedways
•	sales of sponsorships and promotions to companies desiring to advertise or sell their products or services surrounding our events
•	commissions earned on sales of food, beverages and hospitality catering (through a third-party concessionaire)
•	event sales and commissions from motorsports souvenir merchandise
•	rental of luxury suites during events and other track facilities
•	track rentals for motorsports and non-motorsports events and activities and driving schools
•	sales of smaller-scale, modified racing cars and parts
•	radio motorsports programming, production and distribution
•	non-event sales of wholesale and retail racing and other sports-related souvenir merchandise and apparel

We have a diversified revenue stream with respect to both our revenue sources and geography. In 2015, our total revenues were comprised of 20% admissions, 44% NASCAR broadcasting, 30% other event related, and 6% other operating revenues. Many of our event related revenue streams such as sponsorship and other promotional revenues, radio broadcasting, driving schools and track rentals have grown over time through corporate partners involved in many different industries. In 2015, we derived approximately 81% of our total revenue from NASCAR-sanctioned racing events. We also derive revenue from IndyCar, NHRA, WOO, and other racing series events and various non-event merchandising operations. Our eight speedway facilities are strategically positioned in the West, Northeast, and South United States. We believe this diversification better insulates our revenues and profitability from negative economic and geopolitical conditions, as well as unfavorable weather conditions in any one particular market or region of the country.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the recent ten-year NASCAR television broadcast agreements starting in 2015 through 2024 as further described below. Many of our other sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Sprint Cup, Xfinity and Camping World Truck Series event sponsorships for the 2016 racing season, and many for years beyond 2016, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. See Notes 1 and 2 to the Consolidated Financial Statements for additional information on our businesses and activities.

Near-Term Operating Factors – Along with the information provided in this “Business” section and our “Risk Factors”, various near-term operating factors and certain developments that affect or may affect our business are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. Our corporate and other customers are increasingly involved in diversified non-motorsports industries. As further described in “NASCAR Broadcasting Rights” below, the new ten-year, multi-platform and media partnership broadcasting and digital rights agreements between NASCAR and media powerhouses FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and media awareness for all three NASCAR racing series, as well as corporate marketing appeal. We believe these media powerhouses provide broad marketing continuity and exposure to widening demographic audiences. We believe their increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions benefits motorsports in general, similar to that provided for other major sports. We believe expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities.

INDUSTRY OVERVIEW

NASCAR is universally regarded as one of the world’s most successful sports entertainment organizations. NASCAR operates three national series, the Sprint Cup, Xfinity and Camping World Truck Series, as well as various regional racing series with more than 1,200 events in more than 30 US states, Canada, Mexico and Europe. In 2015, NASCAR sanctioned 95 Sprint Cup, Xfinity and Camping World Truck Series races, including the “Chase for the NASCAR Sprint Cup” based on “playoff” races to determine the NASCAR Sprint Cup Series Champion. NASCAR races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience.

We believe corporate interest in the sport has been significantly driven by the attractive demographics and brand-loyalty of the NASCAR fan. The NASCAR fan base is 62% male and 38% female, 2 out of 5 are between the ages of 18-44 and 23% are multicultural. Independent research shows that NASCAR fans are the most brand-loyal fans in major US sports, demonstrating why many Fortune 500 companies choose NASCAR-sanctioned events as part of their marketing strategy, and we believe significant sponsorship opportunities exist. Sponsors are involved in all aspects of the industry, through event entitlement rights, official status designations and direct sponsorship of racing teams. For example, in September 2014, NASCAR announced a ten-year partnership with Comcast's Xfinity brand, which resulted in renaming of the Nationwide Series to the Xfinity Series starting in 2015. In December 2014, Sprint announced it would not be extending its sponsorship of the NASCAR Sprint Cup Series beyond 2016. NASCAR is currently exploring potential new sponsors for that premier series.

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

Nearly 100 million unique viewers tune in to NASCAR programming each season through radio, print, television and digital media. The average NASCAR fan consumes more than seven hours of NASCAR-related media on a weekly basis. In 2015, fan engagement across NASCAR.com, NASCAR mobile web and the NASCAR mobile “app” exceeded one billion aggregate page views, up 20% year-over-year. The NASCAR Sprint Cup Series has dominant television ratings among regular season sports from February to July. For 2015, the Series continued as the second highest rated regular-season televised sport, behind only the National Football League. The NASCAR Sprint Cup Series averaged 5.1 million viewers per event on television, and 19 of the 26 regular season events for that series ranked among the top two sports of the weekend on television. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. Television ratings can impact attendance at our events and sponsorship opportunities.

Ongoing Improvements In Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest.

In 2016, NASCAR announced new rules applicable to the base racecar package which include a 3.5-inch spoiler, a 0.25-inch front leading splitter edge and a 33-inch wide radiator pan. The lower downforce rules package includes more off-throttle time for drivers and decreasing corner speeds. This should generate more passing zones over the entire track, and allow for multiple tire combinations. In addition to the base package, each track continues to feature specific rules, including tire combinations and drive train configurations, to create the best racing for each track length, layout and surface. Rear gear ratios will be adjusted to maintain a maximum engine speed of 9,000 RPM and a 1.38 third gear ratio will be used at all tracks smaller than 1.25 miles. The “Chase” format has been extended to the NASCAR Xfinity and NASCAR Camping World Truck Series in 2016. Each series will feature a seven-race “Chase” to decide its respective championship. NASCAR continues to make other changes to increase racing competition and fan excitement such as a new points system, changes in field sizes, larger “restart zones”, new “overtime” procedures for finishing races and modified qualifying practices. Also, NASCAR announced team owner Charter agreements for its NASCAR Sprint Cup Series. The nine-year agreements grant NASCAR Sprint Cup Series Charters to 36 teams, establish a Team Owner Council that has formal input into decisions, and is designed to provide Charter teams with more stability and new revenue opportunities, including a greater interest in digital operations. Each Charter team owner has a guaranteed entry into the field of every NASCAR Sprint Cup Series points race.

In 2015, NASCAR changed the qualifying rules for its Xfinity Series and Camping World Truck Series to resemble that of the Sprint Cup Series, limited the starting field for the Truck Series to 32, and now features the last names of drivers on car and truck back windows of all three national series to help fans better identify drivers. NASCAR announced various new 2015 rules for Sprint Cup Series racing, including the use of tapered spacer plates to reduce horsepower by up to 200 HP, a “high-drag” aerodynamics package for certain races to enhance drafting and “pack-racing” (and reduced spoiler sizes for certain other races) and softer tires, among other changes, to enhance overall on-track racing competition. NASCAR increased the length of restart zones for several races to better control restarts. NASCAR continued to explore the benefits of reducing the number of drivers in the racing field, new engine packages and other racecar changes in ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers.

In 2014, NASCAR introduced a new championship format that put a greater emphasis on winning races throughout the season. The Chase for the NASCAR Sprint Cup field was expanded to 16 drivers from 12, and a round-by-round elimination and advancement format and a new group qualifying format more closely emulating actual on-track competition were implemented. NASCAR also has changed racecar set-ups, spoilers and other configurations to increase racing competition. NASCAR introduced a special racecar paint scheme for Sprint Cup “Chase” contenders as visible symbols of the new Chase format and easier fan identification. In 2014, the NASCAR Camping World Truck Series featured redesigned truck bodies for use in competition by all three manufacturers.

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

NASCAR BROADCASTING RIGHTS

Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received under broadcasting rights contracts between NASCAR and various television networks (44% of our total revenues in 2015). The recent ten-year television broadcasting agreements for 2015 through 2024 were negotiated and contracted by NASCAR. We participate in these ten-year, multi-platform and media partnership agreements with NASCAR, FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) NASCAR Sprint Cup, Xfinity and Camping World Truck Series racing events, as well as certain NASCAR K&N Pro Series and Whelen Modified Tour events. NASCAR announcements have valued the new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual rights fees for the industry and an approximate 46% increase over the previous contract annual average of $560 million. These ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually. Our total contracted NASCAR broadcasting revenues are expected to approximate $224 million in 2016.

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

These new broadcasting agreements include various “TV Everywhere” rights that allow 24-hour video-on-demand, expanded live-streaming and re-telecasting of certain races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website, some of which are first-time rights. Also included are the broadcasting rights for Spanish-language broadcasts, website content and other ancillary programming, as well as nightly and weekend NASCAR news and information shows. At this time, NASCAR continues to inform us that our share of net revenues separate from television broadcasting rights for ancillary broadcasting rights are insignificant. However, NASCAR recently announced that "secondary ancillary rights" fees will be distributed 60% to teams, 30% to promoters (such as the Company) and 10% to NASCAR. These would be non-live broadcast rights for highlights and other digital content, including licensing to fantasy games for use of driver and team images. Although we believe there is long-term value to those ancillary rights, we do not control the annual profitability shared with industry-wide participants and are unable determine if or when annual revenue amounts may increase. We believe this new and expanded market exposure to younger and widening demographics provides long-term marketing opportunities for our advertisers and other customers, reflecting the increasing value of our premium media content and venues.

OPERATING STRATEGY

A key component of our operating strategy is to own and operate first-class, modern facilities in premier geographic markets, and provide our individual and corporate fans and customers with the best entertainment experience and marketing value in our motorsports industry.

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at our strategically positioned modern facilities, including four of the top-ten media markets. We believe this strategy serves to enhance customer loyalty, and helps market and distribute racing and other sports-related souvenir, apparel and other merchandise. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. In particular, we concentrate on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. We believe our objectives can be achieved by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. Successful speedway operations require significant capital investments, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Those factors, along with high media intensity and enhanced on-track competition, are expected to drive increases in fan appeal and the long-term value of our sponsorship and other marketing rights. The key components of this strategy are described below.

Commitment to Quality and Customer Satisfaction, and Improvement of Existing Facilities – Since the 1970’s, we have continually improved the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in our racing and other motorsports events and activities.

Over many years, we have built and modernized our permanent grandstand seating and luxury suites, offering outstanding views, new stadium-style terrace sections, wider and more comfortable seating, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities. We believe our facilities are some of the finest in the industry, and offer superior spectator enjoyment, convenience and accessibility. Lighting is installed at all SMI speedways, except SR and NHMS, so that we can offer nighttime racing. We have installed and greatly expanded “SAFER” crash walls at all SMI speedways, except SR, to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans increased excitement inherent in high-bank racing. In 2016, we plan to repave KyS’s superspeedway racing surface, and reprofile turns one and two with increased banking for added racing excitement. SMI has built trackside condominiums at AMS, CMS and TMS. We have built or reconstructed dragstrips at BMS, CMS, LVMS and SR, featuring modern, innovative facilities with permanent grandstand seating, luxury suites and extensive fan amenities. Our zMAX Dragway at CMS features revolutionary, unique “four lane” racing, which we believe is currently the finest facility in drag racing. Our other facilities include The Speedway Club at CMS and The Speedway Club at TMS, both containing exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs are open year-round and offer exclusive race day privileges, first-class restaurants, catering and corporate meeting accommodations, and at TMS, health-club, salon and spa facilities.

We have modernized our ticket offices and gift shops to increase fan appeal, and expanded our camping, RV and hospitality facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events. We have built extensive infield media centers, garage and entertainment facilities with modern technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. Our leading-edge facilities also feature modern leaderboards, new sound systems, hillside terrace seats, pit road suites, underground pedestrian tunnels, widened concourses and other expanded pedestrian infrastructure, among many other modernizing improvements. We have reconfigured and expanded parking areas and on-site roadways, and revamped traffic patterns for better traffic flow at all of our speedways. Our many customer service enhancements include new and expanded entertainment, administrative and other marketing facilities as part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for spectator benefit. From time to time, we plan to continue modernizing and making other significant improvements at our speedways, all consistent with our commitment to quality and customer satisfaction. See “Properties” for additional information on each of our speedways.

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

Innovative and Expanding Marketing and Promotional Efforts – We, as well as NASCAR and the television broadcasters, continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and new technology that appeals to younger fans, families, and the changing demographics. Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increase. And as importantly, we are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing digital video recorder (“DVR”) use and on-demand content, particularly for Sprint Cup and Xfinity Series racing events.

We continue to invest in social media advertising, interactive fan “intelligence” mobile phone applications and real-time marketing and entertainment, web-based applications and contemporary interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. We have installed distributed antenna systems (DAS) or comparable technology at several of our speedways, and installation at our remaining speedways should be completed in the near future. This new technology provides our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, also provide infrastructure for expanding wireless internet coverage and applications.

We are collaborating with Panasonic to install the world’s largest outdoor, center-hung high-definition video board at BMS in 2016, our third such major investment after installations at TMS in 2014 and CMS in 2011. These video boards significantly enhance the entertainment experience of fans at our events, and provide expanded promotional opportunities. As another example in a long line of industry firsts, SMI facilities will have three of the largest video boards in the world. We believe this high-end technology transforms the race experience for our fans, and helps attract younger and new fans, providing viewing entertainment that cannot be duplicated at home or other venues.

We believe it is important to market our scheduled events throughout the year locally, regionally and nationally. Along with innovative television, radio, newspaper and other traditional media promotions, we market our events and services using a wide variety of other programs and activities, including the internet and social media. We believe our initiatives, along with other factors discussed elsewhere, are encouraging increased attendance, but are unable to quantify the timing or amount of any future impact. Many aspects of our marketing and promotional efforts include:

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

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR event can include corporate promotional displays, luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We offer many family-friendly and first-time fan programs to help educate and engage patrons who are new to the sport. We are attempting to capture the interest of the next generation of race fans through kid-friendly entertainment options, family camping, kids’ zone play areas and kids’ clubs. We are also offering kid-sized headsets for scanners so the entire family can enjoy the race experience. We launched “The Chairman’s Club”, which offers ultra-exclusive membership with VIP access to races at all of our eight speedways, invitations to the drivers’ meetings and introductions, garage tours, pit passes, premiere camping and parking, and choice of luxury seating options including suite access. Members also can have a personal concierge to plan their “high-roller” race experiences.

The “Neon Garage” built at LVMS is one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports. LVMS’s “Neon Garage” is a desirable focal place for racing drivers, team owners and others involved in motorsports during major racing events. We have built or expanded premium suite, pavilion, hospitality and fan-zone entertainment areas along and close to pit road and grandstands, featuring upscale amenities and outstanding views of the entire superspeedway, at several of our speedways. TMS promotes a popular “No Limits” marketing campaign, including entertainment parties for season ticket holders and other guests in their infield garage area. Many of our speedways, particularly AMS, CMS, LVMS and TMS, have high-end RV park and campground areas, featuring upscale amenities and outstanding views of their entire superspeedways. CMS has 40 open-air boxes, each containing 32 seats, featuring convenient access to high-end food and beverages and waiter services, which are rented to corporate customers or others. These and other customer service enhancements are part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort, enjoyment and entertainment value.

From time to time, we may reduce or eliminate lower demand permanent seating and suites at certain speedways to help manage ticket demand, improve sight lines, convert space for other marketing uses, alternative development purposes or other reasons. As further described in Note 4 to the Consolidated Financial Statements, we removed or are removing low demand seats and suites at AMS, CMS, LVMS and NHMS. We plan to use these areas for premium hospitality, advertising and other facility revenue generating uses, and removal also reduces depreciation and certain other operating costs. From time to time, we sell advertising, fixed billboards and other promotional space on wide areas of backstretch and diminished visibility seating depending on ticket demand for certain events, which we believe is desirable advertising space. We believe seat removal and alternative use of desirable advertising space help improve pricing power, and provide increased marketing appeal from fuller grandstands because those areas are frequently displayed during television broadcasts, in photos, and are viewable by large numbers of fans attending our speedways.

Maximization of Media Exposure and Enhancement of Sponsorship and Other Promotional Revenues – We are strategically positioned with eight first-class speedway facilities in the Northeast, South, and West United States, including four of the nation’s top-ten media markets, with combined permanent seating of approximately 786,000 as of December 31, 2015. Our speedway facilities are located in Dallas-Fort Worth, Las Vegas and San Francisco markets, providing us with critical mass west of the Mississippi River that enhances our overall operations, as well as sponsorship and other marketing opportunities. Our Atlanta, Bristol and Charlotte Motor Speedways are located in the South, which is considered the “heart” of racing. Our NHMS, about one hour north of Boston, is located in one of the largest media markets in North America, with more than 18 million people within 200 miles of the speedway, and is the largest sports facility in New England. KyS is located approximately one-half hour south of the Midwestern city of Cincinnati, Ohio, and strategically positioned between the desirable markets of Lexington and Louisville, Kentucky as well.

We seek to increase the visibility of our racing events and facilities through local, regional and national media interaction. We have built modern media centers with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. For example, each January we sponsor a four-day media tour involving CMS, and a similar one-day tour at TMS, to promote the upcoming Sprint Cup season. This event features Sprint Cup drivers and attracts media personnel representing television networks and stations from throughout the United States and around the world. Also, from time to time, SMI and top NASCAR drivers have teamed up to conduct “Fan Forums” that are produced by our Performance Racing Network. This fan appeal program includes question-and-answer sessions with NASCAR’s top drivers during Sprint Cup race weekends. We believe these programs appeal to our fans and create additional interest and excitement between fans, drivers and team owners.

Further Development of SMI Properties, Performance Racing Network and US Legend Cars Businesses – Our SMI Properties subsidiaries, including SMI Trackside, provide event and non-event souvenir merchandising services at our speedways, non-SMI speedways and other outside venues. We believe opportunities exist for merchandising of motorsports and non-motorsports products. SMI Properties and SMI Trackside seek to enhance souvenir and other merchandise sales and screen-printing and embroidery services through expanded product offerings and new marketing arrangements.

We broadcast most of our NASCAR Sprint Cup and Xfinity Series racing events, as well as many other events, at each of our speedways over our proprietary Performance Racing Network. PRN is syndicated nationwide to several hundred radio stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to several hundred affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with SiriusXM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2016.

US Legend Cars International continues to develop new domestic and overseas markets for distribution of their race cars and parts. Our subsidiary INEX is the official international sanctioning body of the Legends Circuit, and is the third largest oval short-track auto racing sanctioning body in terms of membership behind NASCAR and the International Motor Contest Association. US Legend Cars manufactures and sells the cars and parts used in Legends Circuit racing events. The “original” Legend Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. As an extension of the original Legend Cars concept, US Legend Cars also manufactures the “Bandolero”, a smaller, lower-priced, entry level stock car which appeals to younger racing enthusiasts. US Legends also manufactures two special order, purpose-built race cars that have more performance, while maintaining affordability: (i) the faster “Thunder Roadster” race car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s, and (ii) the Legend Dirt Modified race car, developed in collaboration with Ray Evernham Enterprises, a former NASCAR Sprint Cup Series crew chief and team owner. These race car models (collectively referred to as “US Legend Cars” or “Legend Cars”) are not designed for general road use. Revenues from this business totaled approximately $8.9 million in 2015.

We believe the Legend Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $14,000, and is an affordable entry into racing for enthusiasts who otherwise could not race on an organized circuit. Cars and parts are currently marketed and sold through distributors conducting business throughout the United States, in Canada, the Middle East, Russia, South Korea, Australia, South America, Africa, Europe and other countries. The Legends Circuit, which includes these race models (other than the Thunder Roadster and Legend Dirt Modified cars), held nearly 1,800 sanctioned races at over 150 different tracks in 2015, making it one of the most active short-track racing divisions in motorsports. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks where races are held.

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

In another first, BMS will host a collegiate football game between the University of Tennessee and Virginia Tech, the "Battle at Bristol, College Football's Biggest Ever” in September 2016. We believe this could be the highest attended collegiate football game in history, with intense media coverage and fanfare. BMS also plans to host another collegiate football game between East Tennessee State University and Western Carolina University the following weekend, although not expected to be as large. If successful, SMI may hold other collegiate events in the future. In 2014 and 2015, LVMS and TMS held Red Bull Air Race World Championship events which were popular and successful.

LVMS has more than thirteen different paved and dirt track configurations, including a modern driving school and road course. LVMS hosts large track rentals used by car manufacturers for rallies and other corporate functions, and we plan to continue capitalizing on LVMS’s top market entertainment value and promote new expanded venues. Our larger road courses at AMS, CMS, LVMS, NHMS and TMS are rented for various activities such as driving schools, series racing and vehicle testing. Also, CMS, LVMS and TMS own 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as AMA, events have been held.

Other examples of increased usage include holiday season festivities at most of our speedways, including “Speedway Christmas,” a long drive-through Christmas light-park and village at CMS, and BMS’s holiday season “Speedway In Lights”, which are prominent in those regions. LVMS continues to annually host the widely-popular Electric Daisy Carnival concert, attracting a large number of young fans. At times, we host concerts featuring popular bands at stand-alone events and frequently as entertainment before and after our racing events, and are exploring holding larger stand-alone concerts with popular musical acts at certain speedway facilities. CMS and TMS host auto fair shows and Goodguys Rod & Custom Association Nationals and other car shows, also very popular. In past years, we have conducted and hosted a wide variety of events such as snowmobile racing events at NHMS and Cirque Du Soleil entertainment shows at CMS. We have held Global RallyCross events at CMS, LVMS, NHMS and TMS, which featured exciting off-road circuit racing, particularly popular with younger fans.

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

OPERATIONS

Our operations consist principally of motorsports racing and related events, along with ancillary businesses as further described in “Business – General Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table summarizes our NASCAR Sprint Cup and Xfinity Series racing events scheduled in 2016 (in chronological order):

Date	Speedway	Series	Event
February 27	AMS	Xfinity	Heads Up Georgia 250
February 28	AMS	Sprint Cup	Folds of Honor QuikTrip 500
March 5	LVMS	Xfinity	Boyd Gaming 300
March 6	LVMS	Sprint Cup	Kobalt 400
April 8	TMS	Xfinity	O’Reilly Auto Parts 300
April 9	TMS	Sprint Cup	Duck Commander 500
April 16	BMS	Xfinity	Xfinity 300
April 17	BMS	Sprint Cup	Food City 500
May 21	CMS	Sprint Cup	NASCAR Sprint All-Star Race
May 28	CMS	Xfinity	Hisense 300
May 29	CMS	Sprint Cup	Coca-Cola 600
June 26	SR	Sprint Cup	Toyota/SaveMart 350
July 8	KyS	Xfinity	Alsco 300
July 9	KyS	Sprint Cup	Quaker State 400
July 16	NHMS	Xfinity	Lakes Region 200
July 17	NHMS	Sprint Cup	New Hampshire 301
August 19	BMS	Xfinity	Food City 300
August 20	BMS	Sprint Cup	Bass Pro Shops NRA Night Race
September 24	KyS	Xfinity	VisitMyrtleBeach.com 300
September 25	NHMS	Sprint Cup	New England 300
October 7	CMS	Xfinity	Drive for the Cure 300
October 8	CMS	Sprint Cup	Bank of America 500
November 5	TMS	Xfinity	O’Reilly Auto Parts Challenge
November 6	TMS	Sprint Cup	AAA Texas 500

Along with the NASCAR Sprint Cup and Xfinity Series races listed above, our speedways plan to hold the following racing events in 2016:

Event	AMS	BMS	CMS	KyS	LVMS	NHMS	SR	TMS
NASCAR Camping World Truck	1	1	1	1	1	1		2
NASCAR K&N Pro		1				1	1
NASCAR Whelen Modified		1	1			2
NHRA Nationals		1	2		2		1
IndyCar							1	1
WOO			2		1
ARCA				1

COMPETITION

We are the leading motorsports promoter in the local and regional markets served by our eight speedways, and compete locally, regionally and nationally with other speedway owners, including International Speedway Corporation (“ISC”), to sponsor events, especially Sprint Cup and Xfinity Series events, and to a lesser extent, other NASCAR, IndyCar, NHRA and WOO sanctioned events. We compete for spectator interest with all forms of professional, collegiate and amateur spring, summer and fall sports, concert venues, and with a wide range of other available regional and national entertainment and recreational activities, conducted in and near Atlanta, Boston, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas, Lexington/Louisville/Cincinnati, and San Francisco. These competing events or activities may be held on the same days as our events. We compete with new and expanding entertainment options that are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We also compete with improving and expanding non-motorsports and motorsports media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and on-demand content. These and other competition related factors are further discussed in our “Risk Factors”.

SEASONALITY

Our business has been, and is expected to remain, somewhat seasonal. For further discussion on our seasonality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Comparison of Quarterly Results”.

EMPLOYEES

As of December 31, 2015, we had approximately 831 full-time and 256 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

INSURANCE

We maintain property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with insurers we believe to be financially sound. Our insurance policies generally cover accidents that may occur at our speedways, subject to ordinary course deductibles, policy limits and exceptions. As further described in our “Risk Factors”, we use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties, and motorsports events and other business risks. We believe our insurance levels are sufficient for our needs and consistent with insurance maintained by similar companies.

INTELLECTUAL PROPERTY

We have various registered and common law trademark rights, including, but not limited to, “Speedway Motorsports,” “Atlanta Motor Speedway,” “AMS,” “AutoFair,” “AvBlend,” “Bluegrass Club,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Kentucky Club,” “Kentucky Speedway,” “Las Vegas Motor Speedway,” “Loudon Classic,” “Magic Mile,” “Miles of Courage,” “New Hampshire Motor Speedway,” “Sears Point Raceway,” “Thunder Valley Nationals,” “Texas Motor Speedway,” “TMS,” “Legend Cars,” “Bandolero,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMAX,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear and Accessory Conditioner,” “Fans First,” “The Great American Speedway!,” “Radio Without a Restrictor Plate,” “Seal of Champions,” “Speedway World,” “The Official Seal of Racing,” “Lug Nut,” “Sparky,” “Live Free & Race!,” “zMAX Dragway,” “Think Outside The Oval,” “U.S. Legend Cars International,” “Let the Troops Race,” “Raceday U,” “Raceday University,” “Wild Asphalt Circus,” “Texas Motorsports Hall of Fame,” “Battle at Bristol,” “Battle at Bristol, College Football’s Biggest Ever, September 10, 2016,” “Big Hoss TV,” “No Limits Texas,” “Victory Lane Club” and our corporate logos. We have registered trademark rights to “zMAX” in Australia, Canada, Israel, Mexico, New Zealand, Singapore and the European Union, registered trademark rights to “Legend Cars” in the European Union and Canada, and registered service mark rights to “Motorsports by Mail” in Japan. We also have one patent related to our Legend Car, Bandolero Car and Thunder Roadster design and technology and one patent pending related to Catch Fence design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, if necessary, to protect their proprietary value in sale and market recognition.

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

Set forth below are all material known risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from results contemplated by forward-looking statements contained in this report or other public statements we may make. Additional risks not currently known to us or that we currently deem immaterial may also impact our business. Shareholders and prospective investors should carefully consider and evaluate all of our risk factors. However, many of these factors are beyond our ability to control or foresee, and undue reliance should not be put on forward-looking statements. Risk and other forward-looking factors, including future or forecasted results or events, may or may not ultimately be found correct. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates contained in future periodic reports on Form 10-Q, Form 10-K or other forms we file with the SEC.

The United States and global economies, disruptions in the financial markets and geopolitical events could have a continued significant adverse impact on consumer and corporate spending and our business. Consumer and corporate spending can significantly impact our operating results, and national or local catastrophes, elevated terrorism alerts, fear of violence or attacks at large event gatherings, outbreaks of infectious diseases or natural disasters could have a significant adverse impact on our operating results.

Our business depends on discretionary consumer and corporate spending. High or higher underemployment or unemployment, food and health care costs, income, sales, property and other tax rates, tight credit markets, difficult residential real estate and mortgage markets, and stock market volatility, among other factors, could dampen consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending. Many fans from other countries, particularly Canada, travel to our speedways, particularly Las Vegas and New Hampshire. Fluctuations in currency exchange rates can impact consumer spending sentiment and travel decisions, particularly when unfavorable relative to US currency as Canada’s is at this time. Such reduced spending may continue to negatively impact our admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related revenue, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. These and other similar factors could have a significant adverse impact on our future results of operations.

While the direction and strength of the United States economy appear to be improving, uncertainty remains as to its recovery strength and duration, as well as for other foreign countries. Government responses and actions may or may not successfully restore prolonged stability to the credit and consumer markets or improve long-term economic conditions. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could also lead to higher interest rates and difficult borrowing conditions for consumers and corporate customers. Should financial market and lending conditions lead to negative interest rates similar to other foreign countries, the possible negative consequences are largely unknown but might be substantial. The upcoming Presidential election in the United States could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact our operations. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer spending, economic recovery and our future results. The economy or financial and credit markets might not continue to improve or stabilize for long periods or could worsen.

Other factors that can affect consumer and corporate spending include hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts or fear of violence, terrorist attacks, military actions, air travel concerns, and geopolitical events, as well as various industry and other business conditions. Incidents such as the 2015 Paris attacks and 2013 Boston bombings, or outbreaks of infectious diseases such as Ebola, Zika or other pandemics, can affect public concerns regarding large gatherings of people, including travel to large populated venues or locations. Additional incidents could have a particularly significant negative impact on attendance and other event related spending by individuals or corporate fans and customers who have or might have planned to attend one or more of our racing events. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers. These factors can adversely impact local, regional and national consumer and corporate spending sentiment. Each of these aforementioned negative factors, and particularly when combined, may adversely impact corporate and individual customer spending and have a material adverse impact on our future operating results and growth.

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

When events are delayed, postponed or rescheduled because of weather (or if due to national security concerns, natural disasters or other reasons), we typically incur additional operating expenses associated with conducting the rescheduled event, as well as generate lower admissions, food, beverage and souvenir revenues. If an event is cancelled, we would incur expenses associated with preparing to conduct the event, as well as losing associated event revenues, including live broadcast revenues, to the extent such losses were not covered by insurance. If a cancelled event is part of the NASCAR Sprint Cup, Xfinity or Camping World Series, amounts we receive from television revenues for all of our NASCAR events in the series that experienced cancellation could be reduced. This would occur if, as a result of cancellation and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues in excess of amounts scheduled to be paid to the promoter of the cancelled event.

Lack of competitiveness in NASCAR Sprint Cup Series races or closeness of championship points races, the popularity of racecar drivers or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact our operating results.

A lack of competitiveness in Sprint Cup Series races or the closeness of the championship points race, racecar driver popularity, and the success of NASCAR racing in general, in any particular racing season can significantly impact our operating results. Various performance factors of racing competitors, particularly popular drivers, can affect on-track competition and the appeal of racing. New or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. As further discussed in “Business – Industry Overview”, NASCAR as a sanctioning body periodically implements new rules or technical and other required changes for race teams and drivers and event promoters in attempts to increase safety, racing competition, and fan and media interest, among other things. These and other periodically implemented changes may or may not become more successful or popular with fans. Such factors can affect attendance and other event related revenues for our NASCAR and other racing events, corporate interest, media attention, and the promotional marketing appeal for these series, as well as other events surrounding the weekends races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance these factors will not have an adverse impact on our attendance or other event related revenues, or that operating costs will not be adversely impacted by sanctioning body changes in any particular season.

We compete with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology - both of which are increasingly influenced by changing demographics and could adversely affect us.

Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While our long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increase. New and expanding entertainment media options and content are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. And as importantly, we are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and on-demand content, particularly for Sprint Cup and Xfinity Series racing events.

We, NASCAR and the television broadcasters continue to make sizable investments in new and expanding marketing initiatives and leading-edge facility improvements that appeal to younger fans and the changing demographics. We are increasingly investing in new marketing approaches and technology to foster attendance by families, particularly those with younger children and teenagers. We are also increasingly investing in social media, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. Some of our recent larger investments include installation of three large high-definition video boards at BMS, CMS and TMS. There can be no assurance that our various initiatives, and those of NASCAR or the television broadcasters, individually or in combination, will successfully increase attendance, event related revenues or corporate or individual marketing appeal or interest in our sport or venues.

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

Our success has been, and remains to a significant extent, dependent upon maintaining a good working relationship with organizations that sanction races we promote at our facilities, particularly NASCAR, the sanctioning body for Sprint Cup, Xfinity and Camping World Truck Series races. Although we believe our relationship with NASCAR is good, nonrenewal of a NASCAR event license could have a material adverse effect on our future financial condition and results of operations. We cannot provide assurance that we will continue to obtain NASCAR licenses to sponsor races at our facilities beyond those currently under contract.

Relocation, failure to relocate, or other scheduling changes in holding our motorsports events could adversely affect us.

We may evaluate or attempt to realign one or more NASCAR Sprint Cup Series (or other motorsports series) race dates among our multiple track facilities, or change the quarterly periods in which the same number of race dates are held each year. Many factors and alternatives must be considered when moving races, including the popularity and profitability of various races, relative speedway seating capacity, alternative speedway uses and revenues, costs of any capital expenditures to upgrade or expand facilities, lead time required to complete any upgrades or expansion, alternative uses of capital, existing or potential governmental tax incentives, changing economic conditions for the individual speedway or economy as a whole, as well as various other strategic issues. NASCAR has previously stated it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators, but is not obligated to do so. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably.

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

Our NASCAR broadcasting rights revenues are significant multi-year contracted revenue and cash flow sources for us. Any significant adverse changes to such rights revenues could adversely impact our results. As further discussed in “Business – NASCAR Broadcasting Rights”, NASCAR reached ten-year, multi-platform and media partnership agreements with FOX Sports Media Group and NBC Sports Group beginning in 2015 through 2024. These ten-year broadcasting agreements are anticipated to provide us annual contracted revenue increases averaging almost 4% per year, with total contracted NASCAR broadcasting revenues of approximately $224 million in 2016. Future changes in race schedules could impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. NASCAR ratings can impact attendance at our events and sponsorship opportunities.

Changes in security and safety rules, regulations or needs could adversely impact our financial condition or results of operations.

Our protective efforts and activities related to spectator security and safety are substantial. Those concerns and efforts continue to evolve and expand, and sanctioning bodies for many of our events continue to impose expanded or stricter rules and requirements for protecting race and other event participants. Sanctioning bodies could impose additional safety or security measures or requirements that involve significant capital expenditures or increased operating expenses. The substantial costs of security and enhanced prevention activities, including protective measures for drivers or fans, may continue to increase and adversely impact our future financial condition or results of operations.

Increased costs associated with, and inability to obtain, adequate insurance and the risks of partial self-insurance could adversely affect our profitability and financial condition.

We have a material investment in property and equipment at each of our eight speedway facilities, which are generally located near highly populated cities and hold events typically attended by large numbers of fans. These operational, geographical and situational factors, among others, can result in high or increasing insurance premium costs and difficulties obtaining sufficiently high policy limits, which could adversely impact our future financial condition or results of operations.

We use a combination of insurance and self-insurance to manage various risks associated with our speedways and other properties and motorsports events and other business risks. We may increase the marketing of certain products using self-insured promotional warranty programs that could subject us to increased risk of loss should the number and amount of claims significantly increase. We have increased and may further increase our self-insurance limits, which could subject us to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. Management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on our future financial position or results of operations.

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

Motorsports can be dangerous to participants and to spectators. We believe we maintain insurance policies that provide coverage within limits that are sufficient to protect us from material financial loss due to liability for personal injuries sustained by persons on our premises in the ordinary course of business. Nevertheless, there can be no assurance that such insurance will be adequate at all times or in all circumstances.

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

Our Credit Facility allows for annual capital expenditures of up to $75.0 million, and provides for additional borrowings of up to $99.2 million as of December 31, 2015 subject to meeting specified conditions. We may make material capital improvements over several years in amounts that have not yet been determined. The cost, profitability, timing or success of future capital projects and investments is subject to numerous factors, conditions and assumptions, many of which are beyond our control, including:

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

Should projects be abandoned or substantially decreased in scope due to unforeseen negative factors, we could be required to expense some or all previously capitalized costs, which could have a material adverse effect on our future financial condition or results of operations. Also, should improvement projects not produce a sufficient economic yield, including those requiring demolition of speedway facility components, or where capitalization of demolition, construction and historical component costs are limited to a revised estimated project value, capitalized expenditures could become impaired resulting in a material impairment charge and adverse effect on our future financial condition or results of operations.

Future impairment of our property and equipment or other intangible assets and goodwill, and future changes in asset depreciation periods, could adversely affect our profitability.

As of December 31, 2015, we have net property and equipment of $1.0 billion, net other intangible assets of $298.4 million and goodwill of $47.4 million. We periodically evaluate long-lived assets for possible impairment, and our evaluation methodology, assumptions, and results are further described in Note 2 to the Consolidated Financial Statements. While we believe no unrecognized impairment exists at December 31, 2015, different conditions, trends or assumptions or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation. Should our reporting units or their indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges and adversely affect our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

From time to time, we may decide to reduce or eliminate lower demand seating and suites at certain speedways to help manage ticket demand, improve sight lines, convert space for alternative marketing uses or other reasons. We may incur significant expenditures to demolish or convert such seating, including associated grandstand areas, in years and amounts that have not yet been determined. Such expenditures may or may not increase our future success and profitability, which depends on many factors outside of management’s control. In 2014 and 2015, we recorded significant non-cash charges for accelerated depreciation related to removal of certain low demand seating and suites related to managing facility capacity and alternative development purposes as further described in Note 4 to the Consolidated Financial Statements. Notwithstanding such charges, the depreciable carrying values for our grandstands and suites are material. Depending on management’s plans, we could be required to accelerate or shorten depreciation periods or write off remaining undepreciated net book value of associated assets, or expense the costs of demolition and disposal, all or some of which could have a material adverse impact on our future financial condition or results of operations.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions, projects or other development activities, and efficient and successful integration into our operations.

From time to time, we pursue acquisitions, projects and other development activities, or joint ventures as part of our long-term business strategy, which may involve significant challenges and risks. For example, transactions may not advance our business strategy or we may not realize a satisfactory return on our investments or activities. We may experience difficulty integrating new employees, business systems and technology, or management’s attention may be diverted from our other businesses or operations. Also, our use of cash or additional borrowings to fund such transactions or activities could significantly impact our liquidity, impair our ability to borrow additional funds for other business purposes or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition or results of operations.

We may continue to significantly improve our speedway facilities, involving material capital expenditures over several years in amounts or nature that have not yet been determined. Such expenditures may or may not increase our future success, and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control. Management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. We may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner, or we may dispose of or sell a business at a price or on terms that are less than optimal or whose subsequent performance exceeds expectations. These factors could adversely affect our future financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial position, our ability to meet our obligations under our debt instruments, and our ability to pay dividends.

We have substantial amounts of debt and debt service obligations. As of December 31, 2015, we had total outstanding long-term debt of approximately $321.4 million as further described in Note 6 to the Consolidated Financial Statements. Our substantial indebtedness and leverage could make it more difficult and costly to borrow money, and may reduce funds available for financing our operations and other business activities and have other important consequences, including the following:

•

requiring us to dedicate a substantial portion of our cash flow from operations to payment of principal, debt redemption, interest costs, reducing funds available for working capital, capital expenditures, dividends, stock repurchases, and other corporate purposes

•

our ability to adjust to adverse or changing market conditions and withstand competitive pressures could be limited, and we may be vulnerable to additional risk in difficult general economic or other market conditions

•	we may be at a disadvantage compared to our competitors that have less leverage and greater operating and financial flexibility
•	our debt levels may increase our interest costs or reduce our ability to obtain additional or replacement financing or obtain financing at acceptable rates or terms
•	our debt levels may cause lowered ratings by credit agencies, resulting in higher borrowing costs or increased difficulties borrowing additional amounts

Each or all of the factors could have a material adverse effect on our future financial condition or results of operations.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on a variety of factors, many of which are beyond our control.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available for other use in our business. In 2015, we paid $20.0 million in interest on our indebtedness. Our ability to make debt service payments depends on our future ability to generate sufficient cash. This, to a certain extent, is subject to general economic, financial, legislative, regulatory, industry, competitive and other factors beyond our control. Our operations are substantially impacted by the success of NASCAR in the promotion and conduct of racing as a sanctioning body, our relationship with NASCAR, the popularity of NASCAR and other motorsports generally, and the impact of competition. Although under our control, our cash outlays for dividends are funded in part with cash that would otherwise be available for capital spending, repurchases of common stock or other liquidity needs. Also, any future dividend increases would further limit cash otherwise available for such uses or needs. Our business may not be able to generate sufficient cash from operations to pay our indebtedness or fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity.

Our future borrowing costs on current or future indebtedness could substantially increase, and have a material adverse effect on our financial condition or results of operations.

As of December 31, 2015, we had total outstanding long-term debt of approximately $321.4 million and our revolving Credit Facility permits additional borrowings of up to $99.2 million. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility and future increases, if significant, could have a significant adverse impact on our future results. Our future capital spending or investments could significantly increase our future outstanding debt. Also, our future interest and borrowing costs under our Credit Facility or any refinanced or additional debt could substantially increase and adversely affect our financial condition or profitability. We are currently unable to predict if or when interest rates could change. Our significant indebtedness levels and leverage could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility or other borrowing arrangements.

As further discussed in Note 6 to the Consolidated Financial Statements, interest rates under our Credit Facility are based on specified tier levels that are adjustable periodically based upon certain consolidated total leverage ratios. Our current planned or unplanned future capital spending and possible increases in our future outstanding indebtedness, along with our current leverage, could further reduce the amounts by which we exceed minimum required covenant compliance levels and result in changes to our interest cost tier levels. Future changes in such surplus in our compliance levels or interest cost tiers could result in increased interest costs on current or future indebtedness, restricted or reduced borrowings and availability under our Credit Facility, and increased costs for any new borrowings or financing. Each or all of these factors could have a material adverse effect on our future financial condition or results of operations.

Restrictions imposed by terms of our indebtedness could limit our ability to respond to changing business and economic conditions and to secure additional financing.

The indenture for the 2023 Senior Notes and our Credit Facility agreement restrict, among other things, our and our subsidiaries’ ability to do any of the following:

•	incur additional debt or liens
•	pay dividends or make distributions
•	make specified types of investments
•	apply net proceeds from certain asset sales
•	engage in transactions with affiliates, merge or consolidate
•	sell equity interests of subsidiaries, or sell, assign, transfer, lease, convey or otherwise dispose of assets
•	incur indebtedness subordinate in right-of-payment to any senior indebtedness or senior in right-of-payment to the 2023 Senior Notes

Because of our significant outstanding indebtedness, debt covenant compliance is important to our operations. Our Credit Facility is the primary source of committed funding for our planned capital expenditures, strategic initiatives, repurchases of our common stock and working capital needs. Our Credit Facility contains more extensive and restrictive covenants than our 2023 Senior Notes, and requires us to maintain specified financial ratios as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Failure to comply with any covenant could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Non-compliance with financial covenant ratios or other covenants could prevent us from further borrowings or require repayment under our Credit Facility. Our ability to meet those covenants, financial ratios and tests can be affected by material impairment or other charges, declines in profitability or cash flows or other economic or market factors beyond our control, and there can be no assurance that we will continue to meet those tests. Our Credit Facility and 2023 Senior Notes contain cross-default provisions. A default under any of these debt agreements could likely trigger cross-default provisions. Lenders, in each case, could be allowed to exercise their rights and remedies as defined under their respective agreements, including declaring all amounts outstanding, accrued interest or other obligations to be immediately due and payable. If we were unable to repay these amounts, such lenders could proceed against collateral, if any, securing that indebtedness. If any indebtedness was accelerated, there can be no assurance that we could repay or refinance accelerated amounts due.

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

Government regulation, political sensitivities or public attention of certain motorsports sponsors could negatively impact the availability of promotion, sponsorship and advertising revenue for us.

The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of alcoholic beverages, tobacco and firearms is generally subject to greater governmental regulation, political sensitivities or public attention than advertising by other sponsors of our events. Certain of our sponsorship and other marketing contracts are terminable upon the implementation of adverse regulations. These industries have provided substantial financial support to the motorsports industry through, among other things, advertising time purchases, racing team sponsorship and past sponsorship of racing series such as the Winston Cup (now Sprint Cup) Series and the Busch (then Nationwide and now Xfinity) Series. We cannot assure you that these or other regulated industries will continue to sponsor motorsports events or participate in other promotional activities, suitable alternative sponsors will be located, or NASCAR will continue to sanction individual racing events involving such industries or promotional activities. Implementation of further restrictions on the advertising or promotion of these industries or their products could adversely affect us.

Failure to maintain adequate security for certain customer-related information could damage our reputation with current or prospective customers, subject us to litigation or adverse regulatory actions or cause us to incur substantial additional costs.

In the ordinary course of business, we collect and store certain financial and other information from individuals, corporations and others, including customers, employees and outside contractors. We process customer payment card information, perform credit, employment and other business related inquiries, and collect customary information used for marketing purposes. We contract with third-parties for processing orders and payments of a large portion of our tickets and other access sold for our events, much of which is transacted indirectly through links with our external or partner websites. Our online operations depend upon secure transmission of confidential information over public networks, including information permitting and transacting cashless payments. Also, Payment Card Industry (PCI) data security standards continue to increase, along with tougher compliance requirements. Our security measures are increasingly costly as new prevention and detection technologies emerge in response to ongoing and rapid changes in cyber-terrorism and other system intrusion efforts advance. We commit significant internal and external resources to network security, data encryption, and other security measures to protect our networks and data, but there can be no assurance these security measures provide complete security. We attempt to limit exposure to security breaches and sensitive customer data through the use of “tokens” in certain processing applications, which is an industry best practice that does not require storage of credit card numbers.

As with all entities, security measures are subject to third-party security hardware and software soundness, employee and consultant errors or intentional harmful actions and other unforeseen factors or circumstances. Our or third-party networks could be breached and we could be unable to protect sensitive data. A breach of our security networks that results in personal, corporate or other sensitive information being obtained by unauthorized persons could adversely affect our reputation with current or prospective customers, credit and debit card processers and others. Such security breaches could result in litigation against us, adverse regulatory or credit card processer actions, restrictions or imposing substantial penalties or fines. Also, a security breach could require or result in us spending significant additional resources on our information security systems and could disrupt our operations, particularly sales and marketing. Notwithstanding the absence of any security breach, our failure to maintain compliance with PCI security standards could result in significant penalties, fines, increased processing costs or discontinued card acceptance by processors. While we maintain cyber liability insurance, certain losses may not be covered. Any significant breach could have a material adverse impact on our future financial condition or results of operations.

Results and costs attributable to the extraction of natural gas are uncertain.

As further discussed in Note 2 to the Consolidated Financial Statements, our TMS subsidiary is the lessor under a natural gas mineral rights lease agreement and joint exploration agreement, under which the lessee has various exploration and extraction rights and TMS shares in the production revenues. Drilling natural gas wells involves numerous risks and our revenues and royalties from such operations may be impacted as a result of a variety of factors, including:

•	fluctuations in price levels
•	availability of commercially productive natural gas reserves on the premises
•	unexpected drilling conditions
•	equipment failures or accidents
•	adverse weather conditions
•

compliance with, or changes in, environmental, health and safety laws and regulations imposing conditions or restrictions on drilling and completion operations and on the transportation of natural gas, and other laws and regulations, such as tax laws and regulations

•	the availability and timely issuance of required federal, state, tribal and other permits and licenses
•	the availability of, and costs associated with, third party contractual arrangements
•	the costs of, or shortages or delays in availability of, necessary facilities, equipment, materials, supplies, services and personnel

The lessee began drilling activities prior to 2014, and TMS received royalty and related payments of $4.3 million in 2015 and $3.2 million in 2014. Such revenues have declined recently from associated market declines in natural gas price levels. As further described in Note 10 to the Consolidated Financial Statements, there are certain legal proceedings associated with these activities. At this time, while extraction activities continue, there can be no assurance as to possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will further decline, remain steady or adequate.

Our Executive Chairman and Chief Executive Officer own a majority of our common stock and will control any matter submitted to a vote of our stockholders.

As of March 15, 2016, Mr. O. Bruton Smith, our Executive Chairman, and Mr. Marcus G. Smith, our Chief Executive Officer, beneficially owned, directly and indirectly, an aggregate of approximately 29 million shares (or 70%) of our common stock. As a result, they will continue to control the outcome of issues submitted to our stockholders, including the election of all of our directors. As a “controlled company” within the meaning of the NYSE rules, we also qualify for exemptions from certain corporate governance requirements, including the requirement that we have nominating and corporate governance and compensation committees composed entirely of independent directors. Although we qualify, we do not currently use this “controlled company” exemption.

Our large net deferred tax liabilities, changes in income tax laws, or changes or revisions to our income tax reporting could adversely affect our financial condition and results of operations.

As further described in our “Critical Accounting Policies and Accounting Estimates”, our income taxes and deferred tax assets and liabilities are material to our current and future financial condition and results of operations. At December 31, 2015, net deferred tax liabilities totaled $321.0 million, including deferred tax assets of $24.1 million. At December 31, 2015, valuation allowances of $1.4 million have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in years in which reversal occurs. The associated accounting and reporting for income taxes is complicated and based on significant assumptions, estimates and judgement. Numerous factors are involved in assessing and adjusting deferred tax assets and liabilities, including valuation allowances and reserves for uncertain tax positions. Our accounting for income taxes also involves our best estimate of future events.

Similar to many entities, management periodically uses various tax strategies to manage cash income taxes payable where possible. Differences between final tax outcomes and amounts recorded can affect our income tax provision in periods such determinations are made. As further described in Item 9A “Controls and Procedures”, management found that a material weakness in internal controls for the valuation and accuracy of income taxes existed as of December 31, 2015. Management’s assessment, conclusion and remediation efforts are further described in Item 9A and are not repeated here. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, misstatements in our income tax accounting and reporting that went undetected or corrected because of inadequate internal controls, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties. Any differences between the final tax outcome and amounts recorded would affect our income tax provision in the period in which such determination was made, and could have a material adverse effect on our future financial condition, results of operations or cash flows.

We recognized an anticipated tax benefit of $48.1 million related to abandonment of our Motorsports Authentics (“MA”) equity investment as of December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance. The technical merits, accounting treatment and conclusions reached on our tax position are further described in Notes 2 and 8 to the Consolidated Financial Statements and are not repeated here. As a result of abandonment, we recognized tax losses that were reported on our 2014 income tax returns. We have reduced current income taxes payable by approximately $24.4 million through December 31, 2015 through utilization of deferred income tax assets, including net operating losses, related to abandonment. We plan to fully utilize the associated tax losses. We believe it is more likely than not that the filing position would be sustained. However, should our tax position not be fully sustained if examined, a valuation allowance could be required to reduce or eliminate the associated deferred tax assets and a material acceleration of cash income taxes payable could be required. Any differences between the final tax outcome and amounts recorded would affect our income tax provision in the period in which such determination was made, and could have a material adverse effect on our future financial condition, results of operations or cash flows.

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

Land use laws and other governmental regulations may negatively impact our growth.

Our development of new facilities, including the improvement or expansion of existing facilities, requires compliance with applicable federal, state and local land use, building codes and other planning, zoning and environmental regulations. Regulations governing the use and development of real estate may prevent us from acquiring or developing prime locations for motorsports facilities, substantially delay or complicate the process of improving existing facilities, or increase the costs of any such activities. Governmental laws and regulations may change or expand from time to time, resulting in increased costs for remediation or maintaining compliance.

The market price of our common stock could be adversely affected by future exercises or future grants of stock options, restricted stock, restricted stock unit awards or other stock-based compensation, sales of shares held by key personnel, or default of loans under which some of our common stock is pledged.

The market price of our common stock could be adversely affected by the sale of approximately 407,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans, by the issuance or sale of approximately 3,723,000 shares of our common stock available for grant under our equity compensation plans, or by the sale of approximately 29 million shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held directly or indirectly by Mr. O. Bruton Smith, our Executive Chairman, and Mr. Marcus G. Smith, our Chief Executive Officer. The market price for our common stock could also be adversely affected if there was a default of one of the non-Company loans under which 500,000 shares of our common stock, owned by Mr. O. Bruton Smith and Sonic Financial Corporation, an affiliate through common ownership by Mr. O. Bruton Smith and Mr. Marcus G. Smith, have been pledged.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway as of December 31, 2015 follows:

Atlanta Motor Speedway – AMS is located on approximately 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS is located in a top-ten media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. AMS has a modern 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, an on-site 2.5-mile road course and 46 condominiums overlooking the speedway. AMS has permanent seating capacity of approximately 70,000, including 89 luxury suites.

Bristol Motor Speedway – BMS is located on approximately 670 acres in Bristol, Tennessee and is a 0.533-mile, lighted, high-banked concrete oval speedway. BMS also owns and operates Thunder Valley, a 1/4-mile modern, lighted dragway, which features permanent grandstand seating, luxury suites and extensive fan amenities. BMS is installing the world’s largest outdoor, center-hung high-definition video board. We believe BMS is the most popular facility on the Sprint Cup circuit among race fans due to its steep banked turns, lighted nighttime races and outstanding stadium-like views. BMS has permanent seating capacity of approximately 146,000, including 196 luxury suites.

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

CMS owns and operates the zMAX Dragway, a unique, lighted “four lane” racing configuration, with almost 30,000 premium permanent seats, 31 luxury suites and upscale food and beverage concession areas. CMS also has a 4/10-mile, modern, lighted, dirt track facility, several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), and a new 2.25-mile asphalt road course. CMS has permanent seating capacity of approximately 86,000, including 75 luxury suites.

Kentucky Speedway – KyS is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio and strategically located between Lexington and Louisville, Kentucky, on approximately 990 acres, featuring a 1.5-mile, asphalt, tri-oval superspeedway. In 2016, we plan to repave KyS’s racing surface, and reprofile turns one and two with increased banking for added racing excitement. KyS has significant club-style seating with convenient access to premium food and beverage service, as well as modern and extensive infield media center, garage and fan-zone entertainment facilities. KyS has permanent seating capacity of approximately 107,000, including 39 luxury suites.

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

LVMS has significant club-style seating at its superspeedway, with convenient access to premium restaurant-quality food and beverage service. LVMS also has one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports, The Neon Garage. LVMS has permanent seating capacity of approximately 104,000, including 102 luxury suites.

New Hampshire Motor Speedway – NHMS is a multi-use complex located in Loudon, New Hampshire on approximately 1,180 acres approximately 80 miles northwest of Boston, consisting of a 1.058-mile asphalt, oval superspeedway and a 1.6-mile road course. NHMS is located in a top-ten media market, and is the largest sports facility in New England. NHMS has permanent seating capacity of approximately 89,000, including 38 luxury suites.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 15, 2016, 41,219,067 shares of common stock were outstanding and held by approximately 2,003 record holders based on information from our stock transfer agent. The Company had no unregistered sales of equity securities during 2015.

We intend to retain a portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as meet debt service and working capital requirements. Our Board of Directors approved aggregate dividends on common stock in 2015 and 2014 as follows:

	2015	2014
Cash dividends paid (in thousands)	$24,807	$24,860
Dividends per common share	$0.60	$0.60

Quarterly dividends were declared in each of the last two fiscal years. All declaration, record and payment dates were in the same fiscal periods. On February 17, 2016, our Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 18, 2016 to shareholders of record as of March 1, 2016. All cash dividends were or will be paid using available cash. Although we plan to continue paying quarterly cash dividends, we may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition, capital expenditure plans, applicable limitations under our debt agreements as further described in Note 6 to the Consolidated Financial Statements, and other factors as the Board of Directors or its designees, in their sole discretion, may consider relevant.

The following table sets forth the high and low closing sales prices for SMI’s common stock as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2015:
First Quarter	$24.00	$21.31
Second Quarter	25.46	21.32
Third Quarter	23.42	17.65
Fourth Quarter	21.05	17.72

2014:
First Quarter	$20.19	$18.56
Second Quarter	19.06	17.51
Third Quarter	18.70	17.06
Fourth Quarter	22.47	16.56

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital, market conditions or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of December 31, 2015, we could repurchase up to an additional 694,000 shares under the current authorization.

As set forth in the table below, in 2015, we repurchased 252,000 shares of common stock on the open market under this program for approximately $5.4 million, and 53,000 shares of our common stock were delivered to us at an average price per share of $21.32 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the table below.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2015
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2015	216,000	$22.16	188,000	758,000
October 2015	22,000	18.64	22,000	736,000
November 2015	20,000	18.61	20,000	716,000
December 2015	47,000	19.88	22,000	694,000
Fourth Quarter 2015	89,000	19.28	64,000	694,000
Total 2015	305,000	$21.33	252,000	694,000

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding the shares of common stock issuable under all of SMI’s equity compensation plans as of December 31, 2015. See Note 11 to the Consolidated Financial Statements for additional information on these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)(2)	407,000	(3)	$25.54	(4)	3,723,000	(5)
Equity compensation plans not approved by security holders	–		–		–
Total	407,000		$25.54		3,723,000

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

(2)

Grants under the Employee Stock Purchase Plan may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees for calendar years 2013 through 2015.

(3)

Includes the following outstanding stock options and restricted stock units: 215,000 stock options and 10,000 restricted stock units under the 2004 Stock Incentive Plan, 122,000 restricted stock units under the 2013 Stock Incentive Plan, and 60,000 stock options under the Formula Stock Option Plan.

(4)	Does not include restricted stock units because they do not have an exercise price.
(5)

Includes the following securities available for future issuance: 3,152,000 under the 2013 Stock Incentive Plan, 132,000 under the 2008 Formula Restricted Stock Plan and 439,000 under the Employee Stock Purchase Plan.

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2010 through 2015. The Russell 2000 Index is included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to ours than the Standard & Poor’s 500 Index. The Peer Group Index consists of International Speedway Corporation and Dover Motorsports, Inc., which are publicly traded companies that conduct NASCAR and other racing events. The graph assumes $100 was invested on December 31, 2010 in each of our common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report or in previously filed Reports on Form 10-K. The composition and categorization of our revenues and expenses, and further information on our operations and results, are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See Notes to the accompanying Consolidated Financial Statements as indicated below for additional information on certain specific items.

OPERATING STATEMENT DATA

		As Revised (1)			As Restated (1)
Years Ended December 31:	2015	2014	2013	2012	2011
(in thousands, except per share data)
Revenues:
Admissions	$100,694	$100,798	$106,050	$116,034	$130,239
Event related revenue	146,980	146,849	145,749	151,562	163,621
NASCAR broadcasting revenue	217,469	207,369	199,014	192,662	185,394
Other operating revenue	31,320	29,293	29,836	29,902	26,591
Total revenues	496,463	484,309	480,649	490,160	505,845
Expenses and other:
Direct expense of events	104,303	102,196	99,500	101,402	106,204
NASCAR event management fees	133,682	128,254	125,003	122,950	120,146
Other direct operating expense	19,541	18,513	18,640	18,908	20,352
General and administrative	98,289	96,762	91,676	90,407	89,384
Depreciation and amortization (Note 4)	61,964	78,426	54,725	55,499	54,004
Interest expense, net	16,811	21,237	31,871	41,217	42,112
Impairment of other intangible assets and goodwill (Note 2)	98,868	–	89,037	–	40,404
Loss on early debt redemption and refinancing (Note 6)	8,372	–	18,467	–	7,456
Other expense (income), net	862	(2,305)	293	(3,908)	(342)
Total expenses and other	542,692	443,083	529,212	426,475	479,720
(Loss) income from continuing operations before income taxes	(46,229)	41,226	(48,563)	63,685	26,125
Provision for income taxes	11,879	(15,789)	40,932	(22,615)	(23,481)
(Loss) income from continuing operations	(34,350)	25,437	(7,631)	41,070	2,644
(Loss) income from discontinued operation, net of taxes (Note 1)	(13)	5,710	(246)	326	(883)
Net (Loss) Income	$(34,363)	$31,147	$(7,877)	$41,396	$1,761

Basic (loss) earnings per share:
Continuing operations	$(0.83)	$0.61	$(0.18)	$0.99	$0.06
Discontinued operation	(0.00)	0.14	(0.01)	0.01	(0.02)
Net (Loss) Income	$(0.83)	$0.75	$(0.19)	$1.00	$0.04
Weighted average shares outstanding	41,284	41,377	41,405	41,431	41,524
Diluted (loss) earnings per share:
Continuing operations	$(0.83)	$0.61	$(0.18)	$0.99	$0.06
Discontinued operation	(0.00)	0.14	(0.01)	0.01	(0.02)
Net (Loss) Income	$(0.83)	$0.75	$(0.19)	$1.00	$0.04
Weighted average shares outstanding	41,312	41,400	41,423	41,437	41,524

BALANCE SHEET DATA
Cash and cash equivalents	$82,010	$110,046	$97,343	$106,408	$87,368
Other intangible assets and goodwill (Note 2)	345,826	444,621	444,635	533,689	533,677
Total assets (2)	1,539,197	1,694,481	1,737,079	1,876,372	1,898,719
Long-term debt, including current maturities (Note 6):
Revolving credit facility and term loan	120,000	150,000	210,000	95,000	145,000
Senior notes	200,000	253,372	254,197	420,758	419,517
Other debt	1,383	1,445	2,792	5,501	8,040
Stockholders’ equity	784,840	847,782	842,594	875,899	859,927
Cash dividends per share of common stock	$0.60	$0.60	$0.60	$0.60	$0.40

(1)

Our financial statements for periods before 2015 were revised as further described in Note 8 to the Consolidated Financial Statements. All applicable prior year amounts have been revised. Revisions for 2013 and 2014 as reflected above are further described in Note 8. Restatements for 2011 and revisions for 2012 are reflected above as follows: Our 2011 impairment charge of goodwill (pertaining to NHMS) decreased $8.2 million to $40.4 million, with a corresponding decrease in deferred tax liabilities at December 31, 2011. Our provision for income taxes increased $723,000 to $22.6 million in 2012 ($0 change in 2011). Those revisions also resulted in a corresponding increase to 2011 net income of $8.2 million (or $0.20 per basic and diluted earnings per share) to $1.8 million (or $0.04 per basic and diluted earnings per share), and a decrease to 2012 net income of $723,000 (or $0.02 per basic and diluted earnings per share) to $41.4 million (or $1.00 per basic and diluted share), and an increase in stockholders’ equity of $18.8 million at December 31, 2011 and $18.0 million at December 31, 2012.

(2)

As further described in Note 2 to the Consolidated Financial Statements, in 2015, we early adopted Accounting Standards Update No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which requires classification of deferred tax liabilities and assets as noncurrent in the balance sheet. Prior year amounts have been adjusted retrospectively for comparability.

Non-GAAP Financial Information and Reconciliation – Net income and diluted earnings per share from continuing operations as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. Non-GAAP income and diluted earnings per share from continuing operations are derived by adjusting GAAP basis amounts as indicated below. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP, all net of taxes. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. See the indicated Notes to the Consolidated Financial Statements for additional information on these non-GAAP adjustments.

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

		As Revised (See Selected Financial Data Note 1 above)			As Restated
Years Ended December 31:	2015	2014	2013	2012	2011
(in thousands, except per share data)
Net (loss) income using GAAP	$(34,363)	$31,147	$(7,877)	$41,396	$1,761
Loss (income) from discontinued operation, and associated income taxes from various adjustments (2015) (Notes 1 and 8)	1,259	(5,710)	246	(326)	883
Accelerated depreciation on retired assets and costs of removal (Note 4)	6,059	15,270	–	–	–
Impairment of other intangible assets and goodwill (Notes 2 and 8)	63,414	–	86,696	–	40,404
Interim interest expense (Note 6)	1,062	–	–	–	–
Loss on early debt redemption and refinancing (Note 6)	5,266	–	11,619	–	4,471
Non-recurring benefits of state income tax law changes and tax restructuring (2015 and 2013), and decrease in accrued interest and penalties on estimated income tax liabilities (2014) (Note 8)	(610)	(397)	(5,547)	–	–
Gains from involuntary property conversion, and insurance recovery net of accelerated depreciation on damaged assets (Note 4)	–	(1,000)	–	–	–
Non-recurring tax benefit of equity investee abandonment (Note 8)	–	–	(48,088)	–	–
Non-GAAP net income from continuing operations	$42,087	$39,310	$37,049	$41,070	$47,519

Diluted (loss) earnings per share using GAAP	$(0.83)	$0.75	$(0.19)	$1.00	$0.04
Discontinued operation, and associated income taxes from various adjustments (2015)	0.03	(0.14)	0.01	(0.01)	0.02
Accelerated depreciation on retired assets and costs of removal	0.15	0.37	–	–	–
Impairment of other intangible assets and goodwill	1.54	–	2.09	–	0.97
Interim interest expense	0.03	–	–	–	–
Loss on early debt redemption and refinancing	0.13	–	0.28	–	0.11
Non-recurring benefits of state income tax law changes and tax restructuring (2015 and 2013), and decrease in accrued interest and penalties on estimated income tax liabilities (2014)	(0.01)	(0.01)	(0.13)	–	–
Gains from involuntary property conversion, and insurance recovery net of accelerated depreciation on damaged assets	–	(0.02)	–	–	–
Non-recurring tax benefit of equity investee abandonment	–	–	(1.16)	–	–
Non-GAAP diluted earnings per share from continuing operations	$1.02	$0.95	$0.89	$0.99	$1.14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and “Risk Factors” appearing elsewhere in this report. Additional information on our revenues and operations, including certain trend information, can be found in “Business – General Overview and Operating Strategy” and our “Selected Financial Data”. See Note 13 to the Consolidated Financial Statements for information on our reporting segments and certain concentrated revenue streams.

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
•

Other operating revenue – includes certain merchandising, including screen-printing and embroidery, revenues of SMI Properties and subsidiaries; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; TMS natural gas mineral rights lease and related revenues; and industrial park and office rentals

Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals and TMS natural gas mineral rights lease revenues produce higher margins than event and non-event merchandise sales, as well as US Legend Cars, Oil-Chem, SMI Properties and subsidiaries or other operating revenues. We classify our expenses, among other categories, as follows:

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
•

Other direct operating expense – includes the cost of certain SMI Properties and subsidiaries merchandising, screen-printing and embroidery, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office rental revenues

We believe our financial performance has not been materially affected by inflation.

Management believes the comparative financial information below helps in understanding and comparing our results of operations. Along with our principal operations of motorsports racing and related events, our ancillary businesses are further described and categorized as “Non-Event Motorsports Related Merchandise Revenue”, “Non-Motorsports Merchandise Revenue”, and “Other Revenue” below. The following table shows the composition of selected revenues for the three years ended December 31, 2015 (in thousands):

	2015		2014		2013
Admissions	$100,694	20%	$100,798	21%	$106,050	22%
NASCAR broadcasting	217,469	44%	207,369	43%	199,014	41%
Sponsorships	51,059	10%	51,578	11%	54,832	11%
Other event related	81,869	17%	81,493	17%	78,106	16%
Souvenir and other merchandise	31,781	6%	31,058	6%	31,005	7%
Other	13,591	3%	12,013	2%	11,642	3%
Total revenue	$496,463	100%	$484,309	100%	$480,649	100%

Admissions – Our admissions revenues include ticket sales for our events at a wide range of prices, generally established based on spectator demand, economic conditions and, at times, cost of living increases.

NASCAR Broadcasting – We have contracts with NASCAR for domestic television broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways.

Sponsorships – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. We have sponsorship contracts with many major manufacturing and consumer products companies and brands, and many include official sponsorship designations at our speedways and exclusive advertising and promotional rights in various sponsor product categories. None of our individual sponsorship or other marketing contracts exceeded 5% of total revenues in 2015.

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

We also derive revenue from luxury suite rentals, parking and other event and speedway related activities. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of racecars and racing products, concerts, settings for commercials and motion pictures, and other outdoor events. We derive event related revenue from the sale of commercial time and other radio broadcast programming on PRN. None of our individual other event related contracts exceeded 5% of total revenues in 2015.

Souvenir and Other Merchandise – We derive event related revenue from sales of owned motorsports related souvenir merchandise and commissioned souvenir merchandise sales during racing and non-racing events and in our speedway gift shops throughout the year. Souvenir merchandise is sold in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities to individual, group, corporate and other customers. Fees and sales based commissions are paid to us by third-party vendors to allow on-site selling of merchandise and promotional items during our events and activities. Such revenues are generated primarily from SMI Properties and SMI Trackside event souvenir merchandising for our speedways and third-party speedways (“motorsports event merchandise”). We derive other operating revenue from Legend Cars operations (“non-event motorsports related merchandise”) and from Oil-Chem operations (“non-motorsports merchandise”). We also derive other operating revenue from SMI Properties sales of souvenir merchandising, including screen-printing, embroidery, services and products to third parties that typically are not event specific (“non-event motorsports related merchandise”).

Other – We derive other operating revenue from The Speedway Club at CMS and The Speedway Club at TMS (together the “Speedway Clubs”) dining and entertainment facilities, which serve individual, group, corporate and other clientele. We also derive other operating revenue from leasing of SR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, from leasing of office towers located at several of our speedways to motorsports and non-motorsports associated corporate and other customers, TMS natural gas mineral rights lease and related revenues, and from the sanctioning of US Legend Cars circuit races.

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere as indicated.

Significant items discussed elsewhere in indicated sections of this report:

•	Expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement began in 2015 through 2024 (discussed above in “Business - NASCAR Broadcasting Rights”)
•	Our long-term, multi-year contracted revenues are significant (discussed above in “Business – General Overview”)
•	Removal of seating and suites for managing facility capacity at certain speedways (discussed above in “Business - Operating Strategy” and Note 4 to the Consolidated Financial Statements)
•	Reduced interest costs from 2015 debt refinancing and redemption transactions (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”)
•	Anticipated income tax benefits from 2014 abandoned interest in Motorsports Authentics merchandising joint venture (discussed in Note 8 to the Consolidated Financial Statements)
•	Repurchases of common stock (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program”)

•	Unrecognized compensation cost for non-vested share based payments (discussed in Note 11 to the Consolidated Financial Statements)

General Factors and Current Operating Trends – Our 2015 race season reflected some slight increases and smaller decreases in admissions at our various speedways on a comparable event basis, and many of our event related revenue categories reflect stabilizing or higher revenues, including higher radio broadcasting and luxury suite revenues. Management believes admissions and certain event related revenues and expenses were negatively impacted by poor weather surrounding 2015 NASCAR racing events held at AMS, BMS (including its rain delayed April Sprint Cup race) and CMS (including its postponed and rescheduled October Sprint Cup race). When events are delayed or postponed because of weather, we typically incur additional operating expenses, as well as generate lower admissions, food, beverage, and souvenir revenues. Our 2015 results also reflect lower track rental revenues as compared to last year. Management believes that although lower fuel prices are having some positive impact on admissions, many of our revenue categories continue to be negatively impacted by ongoing uncertain (although improving) consumer and corporate spending, high underemployment in certain demographic groups, absence of a stronger middle class economic recovery, high food and health-care costs, and other economic factors.

Many parts of the United States experienced a particularly harsh or longer-lasting winter in 2014, and there was record snowfall in 2015 and record rainfall in 2013 in many parts of the East Coast. We promote outdoor events. Weather conditions surrounding these events can significantly affect sales of tickets, concessions and souvenirs, among other things. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

For our 2015 events, similar to 2014, management continues to maintain many reduced ticket prices and offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of somewhat difficult economic conditions. Many of our fans are purchasing tickets closer to event dates. We have promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles, management believes these are prudent measures in the current operating environment.

Motorsports promotion is a competitive industry – As further discussed above in “Business - Competition”, motorsports promotion is a competitive industry. We compete with others in the motorsports industry and with all forms of professional, collegiate and amateur spring, summer and fall sports - locally, regionally and nationally - as well as other forms of leisure and recreational entertainment activities. We compete with new and expanding entertainment options that are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and expanding media, internet and on-demand content, particularly for Sprint Cup and Xfinity Series racing events, both of which are increasingly influenced by changing demographics.

Ongoing expanded marketing and promotional efforts – Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increases. As further discussed in “Business - Operating Strategy”, we continue to increase and expand our promotional efforts and initiatives. Also, we, NASCAR and the television broadcasters continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and new technology that appeals to younger fans, families and the changing demographics. We are increasingly investing in social media advertising, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets.

We recognize the increasing importance of providing our fans with compelling entertainment experiences that cannot be duplicated at home or other venues. Along with investing in large high-definition video boards and new sound systems, we are continually expanding pre-race entertainment activities and choices, as well as premium food and beverage offerings in unique fan zones and modern hospitality areas, many similar to high end “taverns” or “pubs”. While we believe worthwhile, these activities are fairly costly and could increase in the future. From time to time, we have reduced the number of low demand permanent seats and suites to offer wider seating and improved sight lines for managing facility capacity or other marketing or alternative development purposes such as premium hospitality, RV camping and advertising areas. As further described in Note 2 to the Consolidated Financial Statements, we recorded sizable non-cash charges for accelerated depreciation related to such reductions in 2015 and 2014. Although further reductions are not presently planned, any future decision to eliminate additional seating or suites could result in material charges.

Ongoing improvements in our sport – As further discussed in “Business – Industry Overview”, NASCAR as a sanctioning body continues to make ongoing improvements in our sport to enhance on-track racing competition and excitement and generate additional fan interest. As further discussed in our “Risk Factors”, the competitiveness in Sprint Cup Series races, the closeness of championship points racing, racecar driver popularity, and the success of NASCAR racing in general, can also significantly impact attendance at our events and our operating results.

General economic and other market considerations – The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. We believe expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities. Management believes our strong operating cash flow will continue and that ticket demand and corporate marketing and promotional spending will increase as the economy improves.

We have increased promotional activities to help offset the ongoing impact of economic and market conditions. While the direction and strength of the United States economy appear to be improving, uncertainty remains as to its recovery strength and duration, as well as for other foreign countries. Many fans from other countries, particularly Canada, travel to our speedways, particularly Las Vegas and New Hampshire. Fluctuations in currency exchange rates can impact consumer spending sentiment and travel decisions, particularly when unfavorable relative to US currency as Canada’s is at this time. The upcoming Presidential election could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact our operations. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. See our “Risk Factors” for additional information on ongoing economic conditions and geopolitical risks.

2016 Earnings Guidance – In connection with our fourth quarter and full year 2015 earnings release, management provided full year 2016 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing uncertain economic conditions, among other factors. Potential higher fuel, health-care and food costs and continuing underemployment could significantly impact our future results.

RACING EVENTS

Set forth below are comparative summaries of our Sprint Cup and Xfinity Series (major) racing events by quarter, and other racing events on an annual basis, as scheduled for 2016 and held in 2015, 2014 and 2013:

	Number of Major NASCAR-sanctioned Events
	2016	2015	2014	2013
1st Quarter	4	4	4	4
2nd Quarter	8	8	8	8
3rd Quarter	8	8	8	8
4th Quarter	4	4	4	4
Total	24	24	24	24

	Other Racing Events
	2016	2015	2014	2013
NASCAR Camping World Truck Series	8	8	7	6
NASCAR K&N Pro Series	3	3	3	3
NASCAR Whelen Modified Tour	4	4	4	4
National Hot Rod Association	6	6	6	6
IndyCar Series	2	2	2	2
World of Outlaws	3	3	3	3
Automobile Racing Club of America	1	1	1	1

The more significant racing schedule changes during the last three years include:

•	In 2015, poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race at AMS and BMS, and postponing and rescheduling one NASCAR Sprint Cup race at CMS
•	In 2014, poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race at BMS and postponing and rescheduling one NASCAR Sprint Cup race at TMS
•	In 2013, one NASCAR Sprint Cup and one Xfinity Series race at both CMS and KyS, and one NASCAR Sprint Cup Series race at SR, was delayed, rescheduled or shortened due to poor weather
•	AMS held one NASCAR Camping World Truck Series race in 2015 that was not held in 2014 or 2013
•	LVMS and TMS each held one Red Bull Air Race World Championship event in 2015 and 2014 that were not held in 2013
•	NHMS held one NASCAR Camping World Truck Series racing event in 2015 and 2014 that was not held in 2013

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

Year Ended December 31, 2015 Compared To Year Ended December 31, 2014 (as revised)

Total Revenues for 2015 increased by $12.2 million, or 2.5%, over such revenues for 2014 due to the factors discussed below.

Management believes 2015 admissions and certain event related revenues and expenses were negatively impacted by poor weather surrounding NASCAR racing events held at AMS, BMS (including its rain delayed April Sprint Cup race) and CMS (including its postponed and rescheduled October Sprint Cup race).

Admissions for 2015 decreased by $104,000, or 0.1%, from such revenue for 2014. This decrease is due primarily to lower overall attendance at NASCAR racing events, partially offset by higher attendance for certain non-NASCAR racing events, on a comparable year-over-year event basis.

Event Related Revenue for 2015 increased by $131,000, or 0.1%, over such revenue for 2014. This increase is due primarily to higher radio broadcasting and luxury suite rental revenues in 2015 as compared to 2014. The overall increase was partially offset by lower track rental revenues at certain Company speedways in 2015. The overall change also reflects largely offsetting increases and decreases in sponsorship and certain other marketing revenues on a comparable year-over-year basis.

NASCAR Broadcasting Revenue for 2015 increased by $10.1 million, or 4.9%, over such revenue for 2014. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for 2015 increased by $2.0 million, or 6.9%, over such revenue for 2014. This increase is due primarily to higher royalty revenues associated with TMS’s long-term natural gas mineral rights activities (as further described in Note 2 to the Consolidated Financial Statements), and higher non-event souvenir merchandising sales and facility lease rental revenues in 2015. The overall increase was partially offset by lower Legend Cars and Oil-Chem revenues in 2015 as compared to 2014.

Direct Expense of Events for 2015 increased by $2.1 million, or 2.1%, over such expense for 2014. This increase is due to higher tax rates on certain admission revenues, and higher pre-race entertainment and repair and maintenance costs on a comparable year-over-year event basis. The increase also reflects higher operating costs associated with poor weather at certain 2015 events as compared to 2014 and, to a lesser extent, the new AMS NASCAR Truck Series race held in 2015. The overall increase was partially offset by lower advertising and event insurance costs on a comparable year-over-year event basis.

NASCAR Event Management Fees for 2015 increased by $5.4 million, or 4.2%, over such expense for 2014. This increase reflects higher contractual race event management fees for NASCAR racing events held in 2015 and, to a lesser extent, AMS hosting a NASCAR Truck Series race in 2015 that was not held in 2014.

Other Direct Operating Expense for 2015 increased by $1.0 million, or 5.6%, over such expense for 2014. This increase is due primarily to higher costs associated with increased non-event souvenir merchandising sales in 2015 as compared to 2014. The overall increase was partially offset by lower operating costs associated with decreased Legend Cars and Oil-Chem revenues, and a combination of individually insignificant items in 2015 as compared to 2014.

General and Administrative Expense for 2015 increased by $1.5 million, or 1.6%, over such expense for 2014. This increase is due primarily to higher compensation costs including wage cost inflation, professional fees and health insurance costs, partially offset by lower property taxes, legal costs and a combination of individually insignificant items in 2015 as compared to 2014.

Depreciation and Amortization Expense for 2015 decreased by $16.5 million, or 21.0%, from such expense for 2014. This change is due primarily to reflecting accelerated depreciation on retired assets and certain damaged property of $9.1 million in 2015 and $25.1 million in 2014 as further described in Note 4 to the Consolidated Financial Statements. The change also reflects lower depreciation on certain assets now fully depreciated in 2015 as compared to 2014.

Interest Expense, Net for 2015 was $16.8 million compared to $21.2 million for 2014. This change reflects first quarter 2015 redemption of higher interest rate 2019 Senior Notes and replacement with lower interest rate 2023 Senior Notes and Credit Facility borrowings, and lower total outstanding debt. The change also reflects lower interest rates on Credit Facility borrowings and higher interest income associated with property tax settlements in 2015 as compared to 2014, partially offset by “interim interest expense” of $1.7 million incurred in the first quarter 2015. These 2015 financing transactions are further described in Note 6 to the Consolidated Financial Statements.

Impairment of Other Intangible Assets and Goodwill for 2015 represents non-cash impairment charges aggregating $98.9 million, before income tax benefits of $35.5 million, to reduce the carrying value of non-amortizable race date event sanctioning and renewal agreements associated with NHMS, and goodwill associated with certain event souvenir merchandising activities. These charges resulted from our 2015 annual impairment assessment as further described in Note 2 to the Consolidated Financial Statements.

Loss on Early Debt Redemption and Refinancing for 2015 represents a charge to earnings of $8.4 million, before income taxes of $3.1 million, for redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium associated with the former 2019 Senior Notes as further described in Note 6 to the Consolidated Financial Statements.

Other Expense, Net for 2015 was $862,000 compared to other income, net of $2.3 million for 2014. This change reflects 2015 removal costs associated with certain retired assets as further described in Note 4 to the Consolidated Financial Statements, and losses associated with the write-off of certain development costs. The change also reflects 2014 net gains related to involuntary conversion of certain TMS property and insurance recovery for certain damaged BMS property and, to a lesser extent, a combination of individually insignificant items in 2015 as compared to 2014.

Income Tax Provision. As further described in Note 8 to the Consolidated Financial Statements, our effective income tax rate for 2015 was 25.7% and for 2014 was 38.3%. Our 2015 tax rate reflects reductions of valuation allowances on deferred tax assets associated with our discontinued operation. This reduction was largely offset by an increase in tax reserves for deferred tax assets, resulting in a net tax impact of $1.3 million associated with the discontinued operation as further described in Note 8 to the Consolidated Financial Statements. The 2015 tax rate also reflects lower effective state income tax rates, adjustments to certain other deferred tax assets and a non-recurring tax benefit of $610,000 resulting from certain state income tax law changes enacted in 2015. Our 2014 tax rate reflects the positive impact of net decreases in uncertain tax position liabilities of prior years and lower effective state income tax rates.

Income From Discontinued Operation for 2014 reflects recovery of $6.0 million of previously reserved receivables through favorable settlements, and insignificant legal fees and other costs associated with efforts to recover previously reserved receivables in 2015 and 2014.

Net Loss for 2015 was $34.4 million compared to net income of $31.1 million for 2014. This change is due to the factors discussed above.

Year Ended December 31, 2014 Compared To Year Ended December 31, 2013 (as revised)

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

NASCAR Broadcasting Revenue for 2014 increased by $8.4 million, or 4.2%, over such revenue for 2013. This increase is due to higher contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2014.

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

NASCAR Event Management Fees for 2014 increased by $3.3 million, or 2.6%, over such expense for 2013. This increase reflects higher contractual race event management fees for NASCAR racing events held in 2014 and, to a lesser extent, NHMS hosting a NASCAR Truck Series race in 2014 that was not held in 2013.

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

Income Tax Provision. As further described in Note 8 to the Consolidated Financial Statements, our effective income tax rate for 2014 was 38.3% and for 2013 was 84.3%. Our 2014 tax rate reflects the positive impact of net decreases in uncertain tax position liabilities of prior years and lower effective state income tax rates. The higher 2013 tax rate results primarily from the tax benefit related to the equity interest abandonment as further discussed in Note 8 to the Consolidated Financial Statements, and partially offset by a goodwill impairment charge for which a significant portion had no tax benefit as further discussed in Note 2 to the Consolidated Financial Statements. The 2013 rate also reflects tax benefits of $5.5 million resulting from certain state income tax law changes and strategic state tax restructuring.

Income (Loss) From Discontinued Operation, Net of Taxes for 2014 reflects recovery of $6.0 million of previously reserved receivables through favorable settlements as further described in Note 8 to the Consolidated Financial Statements, and legal fees and other costs associated with efforts to recover previously reserved receivables in 2014 and 2013.

Net Income for 2014 was $31.1 million compared to a net loss of $7.9 million for 2013. This change is due to the factors discussed above.

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2015 (2014 and 2013 revised):

	Percentage of Total Revenue
Years Ended December 31:	2015	2014	2013
Revenues:
Admissions	20%	21%	22%
Event related revenue	30	30	30
NASCAR broadcasting revenue	44	43	42
Other operating revenue	6	6	6
Total revenues	100	100	100
Expenses and other:
Direct expense of events	21	21	21
NASCAR event management fees	27	27	26
Other direct operating expense	4	4	4
General and administrative	20	20	19
Depreciation and amortization	12	16	11
Interest expense, net	3	4	7
Impairment of other intangible assets and goodwill	20	–	18
Loss on early debt redemption and refinancing	2	–	4
Other expense (income), net	0	(0)	0
Total expenses and other	109	92	110
(Loss) income from continuing operations before income taxes	(9)	9	(10)
Income tax provision	2	(4)	8
(Loss) income from continuing operations	(7)	5	(2)
(Loss) income from discontinued operation, net of taxes	(0)	1	(0)
Net (loss) income	(7)%	6%	(2)%

SEASONALITY, COMPARISON OF QUARTERLY RESULTS AND FINANCIAL STATEMENT REVISIONS

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

Although the same number of major racing events were held each quarter in 2013 through 2015, the profitability of similar series events, particularly NASCAR Sprint Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. See “Racing Events” above for additional comparative quarterly information on our Sprint Cup and Xfinity Series racing events, and “Year over Year Comparisons of Operating Results” above for additional information on changes in various racing events held in 2013 through 2015. The quarterly information below is derived from our Quarterly Reports on Form 10-Q as filed.

As further described in the indicated Notes to the Consolidated Financial Statements, we recorded a loss on early debt redemption and refinancing and associated interim interest expense in the first quarter 2015 (Note 6), impairment charges on other intangible assets and goodwill in the second quarter 2015 (Note 2), and accelerated depreciation on retired assets and costs of removal in the third and fourth quarters 2015 (Note 4). Our 2015 effective income tax rates reflect certain non-recurring benefits related to state income tax law changes in the third quarter, and income tax expense adjustments associated with discontinued oil and gas activities in the fourth quarter (Note 8). Our 2015 tax rates also reflect the revision described below.

We recorded net gains related to insurance recovery for certain damaged BMS property in the first quarter 2014, involuntary conversion of certain TMS property in the second quarter 2014, and accelerated depreciation on retired assets and certain damaged property in the second and fourth quarters 2014 (Note 4). We recorded recovery of $6.0 million of previously reserved receivables through favorable settlement in discontinued operations in the third quarter 2014 (Note 1). Before the revision described below, we had reflected the associated income tax effect in continuing operations under applicable authoritative guidance. Our 2014 effective income tax rates as revised reflect the fourth quarter positive impact of net decreases in uncertain tax position liabilities of prior years and lower effective state income tax rates (Note 8).

Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Also, individual quarterly amounts may not be additive due to rounding.

Revision to Financial Statements – As further described in Note 8 to the Consolidated Financial Statements, we revised our 2014 and 2013 financial statements to properly reflect deferred tax liabilities established under purchase accounting for NHMS in 2008, and the associated impact on our provision for income taxes, including transactions with associated benefits, in later years. The appropriate tax rates and apportionment factors are properly reflected in our full year 2015 provision for income taxes. These revisions are reflected in this Annual Report on Form 10-K, and management does not believe the revisions to any periods are material. Our 2014 and 2013 Annual Reports on Form 10-K (and for earlier periods) have not been amended.

The appropriate tax rates and apportionment factors resulted in revision to our previously filed Quarterly Reports on Form 10-Q for 2015 and 2014. The elimination of income taxes associated with the 2014 favorable settlement for our discontinued operation resulted in revision to our previously filed Quarterly Reports our form 10-Q for 2014. Such quarterly reports have not been amended. The revision had no impact on our results of operations for the first and third quarters 2015, or our cash flows for any period presented. For the second quarter 2015, revision decreased previous reported income tax benefits of $38.4 million, associated with our impairment charge for NHMS other intangible assets, by $2.9 million. As result of the revisions, we are disclosing that required quarterly adjustments to our Quarterly Reports on Form 10-Q for 2015 and 2014 are as follows (in thousands, except per share amounts):

	2015 Revision Adjustments (unaudited)					2014 Revision Adjustments (unaudited)
	(in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Provision for income taxes	-	$2,955	-	-	-	$575	$575	$(1,894)	$711	$(33)
Net (loss) income	-	(2,955)	-	-	-	(575)	(575)	1,894	(711)	33
Basic and diluted (loss) earnings per share	-	(0.07)	-	-	-	(0.02)	(0.02)	0.05	(0.02)	0.00
Deferred income taxes, and total liabilities	$(16,637)	(13,682)	$(13,682)	-	-	(16,029)	(15,454)	(17,348)	-	(16,637)
Retained earnings and total stockholders’ equity, beginning of period	16,637	16,637	16,637	-	-	16,604	16,604	16,604	-	16,604
Retained earnings and total stockholders’ equity, end of period	16,637	13,682	13,682	-	-	16,029	15,454	17,348	-	16,637

	2015 As Revised (unaudited)					2014 As Revised (unaudited)
	(in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$85,274	$179,321	$144,123	$87,745	$496,463	$84,542	$175,877	$139,837	$84,053	$484,309
Total expenses	83,620	133,326	131,081	87,425	435,452	81,533	133,277	121,484	106,789	443,083
Sub-total	1,654	45,995	13,042	320	61,011	3,009	42,600	18,353	(22,736)	41,226
Impairment of other intangible assets and goodwill	–	98,868	–	–	98,868	–	–	–	–	–
Loss on early debt redemption and refinancing	8,372	–	–	–	8,372	–	–	–	–	–
Provision for income taxes	2,319	17,702	(4,489)	(3,653)	11,879	(1,676)	(15,949)	(7,442)	9,278	(15,789)
(Loss) income from continuing operations	(4,399)	(35,171)	8,553	(3,333)	(34,350)	1,333	26,651	10,911	(13,458)	25,437
(Loss) income from discontinued operation	–	(8)	–	(5)	(13)	(41)	(27)	5,978	(200)	5,710
Net (loss) income	$(4,399)	$(35,179)	$8,553	$(3,338)	$(34,363)	$1,292	$26,624	$16,889	$(13,658)	$31,147

Basic (loss) earnings per share:
Continuing operations	$(0.11)	$(0.85)	$0.21	$(0.08)	$(0.83)	$0.03	$0.64	$0.26	$(0.33)	$0.61
Discontinued operation	–	(0.00)	–	(0.00)	(0.00)	(0.00)	(0.00)	0.14	(0.00)	0.14
Net (loss) income	$(0.11)	$(0.85)	$0.21	$(0.08)	$(0.83)	$0.03	$0.64	$0.41	$(0.33)	$0.75

Diluted (loss) earnings per share:
Continuing operations	$(0.11)	$(0.85)	$0.21	$(0.08)	$(0.83)	$0.03	$0.64	$0.26	$(0.33)	$0.61
Discontinued operation	–	(0.00)	–	(0.00)	(0.00)	(0.00)	(0.00)	0.14	(0.00)	0.14
Net (loss) income	$(0.11)	$(0.85)	$0.21	$(0.08)	$(0.83)	$0.03	$0.64	$0.41	$(0.33)	$0.75

Major NASCAR-sanctioned events	4	8	8	4	24	4	8	8	4	24

Our Recent Earnings Release – On March 9, 2016, we filed a Current Report on Form 8-K related to announcing our financial results for our fiscal quarter and fiscal year ended December 31, 2015. The revisions further described in Note 8 to our Consolidated Financial Statements resulted in certain differences between our financial results in the Form 8-K and our 2015 and 2014 Consolidated Financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt offerings. Significant changes in our financial condition and liquidity during 2015, 2014 and 2013 resulted primarily from:

(1)	net cash provided by operations amounting to $116.6 million in 2015, $125.3 million in 2014 and $93.4 million in 2013
(2)	borrowings under long-term debt (including amounts for refinancing) amounting to $251.4 million in 2015, $150.0 million in 2014 and $355.0 million in 2013
(3)	repayments of long-term debt (including amounts for refinancing) amounting to $331.5 million in 2015, $211.5 million in 2014 and $413.0 million in 2013
(4)	payment of loan amendment and debt refinancing costs amounting to $4.0 million in 2015, $1.6 million in 2014 and $5.9 million in 2013
(5)	payment of quarterly cash dividends amounting to $24.8 million in 2015 and $24.9 million in each of 2014 and 2013
(6)	repurchases of common stock amounting to $6.5 million in 2015, $4.2 million in 2014 and $3.1 million in 2013
(7)	cash outlays for capital expenditures amounting to $30.7 million in 2015, $22.0 million in 2014 and $12.0 million in 2013

The following is additional information on net cash provided by operating activities as reflected in our accompanying Consolidated Statements of Cash Flows: The 2015 change in cash flows from operating activities associated with accounts receivable and deferred race event and other income reflect increases related to BMS’s collegiate football game scheduled to be held in the third quarter 2016 as further described in Note 2 to the Consolidated Financial Statements. The 2013 change in cash flows from operating activities associated with the deferred income tax provision results primarily from valuation allowance reversal of $48.1 million related to MA as further described in Note 8 to the Consolidated Financial Statements. In 2013, recognition of the tax benefit reduced net deferred tax liabilities and had no impact on cash flows from operations.

We had the following contractual obligations as of December 31, 2015 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event and other income	$43,143	$43,143	-	-	-
Long-term debt, bank credit facility and senior notes(2)	321,383	7,677	$15,319	$97,839	$200,548
Other liabilities	5,987	-	-	5,987	-
Interest on fixed rate debt obligations(3)	72,757	10,287	20,559	20,539	21,372
Interest on floating rate credit facility debt(3)	7,968	2,208	3,981	1,779	-
Deferred income taxes(4)	321,046	-	-	-	321,046
NASCAR event management fees(5)	733,402	136,930	287,781	308,691	-
Contracted capital expenditures(1)	13,430	13,430	-	-	-
Declared dividends on common stock(6)	6,200	6,200	-	-	-
Operating leases	3,988	1,332	1,739	316	601
Total Contractual Cash Obligations	$1,529,304	$221,207	$329,379	$435,151	$543,567

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit(2)	$845	$845	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $1.0 million in 2015); (b) income tax liabilities for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $30.7 million in 2015).

(2)

Long-term debt reflects payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of December 31, 2015, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.2 million, including up to an additional $49.2 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $120.0 million at December 31, 2015 and a weighted average interest rate of 1.9% in 2015.

(4)	All deferred income taxes are reflected as due in “more than 5 years” because timing of annual future reversal and payment is not readily determinable at this time.
(5)

In October 2015, SMI entered into separate five-year Event Management Agreements with NASCAR for racing events in 2016 and through 2020. These agreements are substantially similar in form, substance and relative allocation of broadcast rights revenue to previous sanction agreements between SMI and NASCAR, except agreement duration increased from one to five years and annual increases in broadcast rights revenue and event management fees of three to four percent annually over the new five-year agreement term were established. NASCAR Event Management Fees reflected above are estimated based on 3.5% average annual increases and correspond with our reporting of NASCAR broadcasting revenues and NASCAR event management fees. Fees for years after 2020 have not yet been negotiated and could increase or decrease or change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after December 31, 2015. In February 2016, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in March 2016. Quarterly cash dividends paid in 2015 totaled approximately $24.8 million.

LIQUIDITY

As of December 31, 2015, our cash and cash equivalents totaled $82.0 million, outstanding borrowings under the Credit Facility totaled $120.0 million (all Term Loan), outstanding letters of credit amounted to $845,000, and we had availability for borrowing up to an additional $99.2 million, including $49.2 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any. We may, from time to time, engage in additional financing depending on future growth and financing needs, or redeem, retire or purchase our debt and equity securities depending on liquidity, prevailing market conditions, permissibility under our debt agreements, and other factors as our Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries.

At December 31, 2015, net deferred tax liabilities totaled $321.0 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. As further described in Note 8 to the Consolidated Financial Statements, our cash paid for income taxes in 2015 and 2014 was significantly reduced through use of various tax minimization strategies and income tax benefits, and management plans similar use in 2016. While management plans to reduce income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are not yet determinable. Once used, certain tax minimization strategies and income tax benefits may no longer be available, resulting in a significant increase in required cash payments for income taxes, particularly after 2016.

Our Long-term, Multi-year Contracted Revenues are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements starting in 2015 through 2024. As further described above in “Business – NASCAR Broadcasting Rights”, these new ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually, and our total contracted NASCAR broadcasting revenues are expected to approximate $224 million in 2016. While these long-term television broadcasting rights agreements include annual revenue increases, associated increases in event management (purse and sanction) fees paid to NASCAR of three to four percent annually are anticipated under the new five-year agreement term.

Many of our sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Sprint Cup, Xfinity and Camping World Truck Series event sponsorships for the 2016 racing season, and many for years beyond 2016, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions.

As further discussed in Note 2 to the Consolidated Financial Statements, we recognized revenue of approximately $4.3 million in 2015, $3.2 million in 2014 and $3.1 million in 2013 under a natural gas mineral rights lease agreement entitling TMS to stipulated stand-alone and shared royalties and related payments. Such revenues have declined recently from associated market declines in natural gas price levels. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will further decline, remain steady or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can deteriorate or fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. See Note 10 to the Consolidated Financial Statements for information on legal proceedings associated with these activities.

General Debt Overview – We have reduced total long-term debt by $80.1 million in 2015, $61.5 million in 2014 and $58.0 million in 2013, and reduced interest costs through principal repayment and various financing transactions. As further described below and in Note 6 to the Consolidated Financial Statements, we amended our Credit Facility in December 2014, issued new 2023 Senior Notes in January 2015 and fully redeemed our 2019 Senior Notes in March 2015. In 2013, we issued $100.0 million of additional 2019 Senior Notes, amended our Credit Facility and redeemed all outstanding $275.0 million of 8.75% Senior Notes. Although our financing transactions in 2013 through 2015 did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, our amended Credit Facility contains less restrictive financial ratio covenants, and the structured repayment of Term Loan borrowings over five years and lower interest costs under the new Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See our "Risk Factors" for other factors related to our debt and general economic conditions.

Bank Credit Facility – Our Credit Facility, as amended in December 2014, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility, (ii) provides for a five-year $150.0 million senior secured term loan (which was fully drawn in December 2014) and a five-year delayed draw term loan of up to $50.0 million (which was fully drawn in March 2015 and repaid in the second quarter 2015); (iii) matures in December 2019; and (iv) contains an accordion feature with specified limits and conditions. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $7.5 million for fiscal 2016). Under the Credit Facility, interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The interest rate margins on borrowings are adjustable periodically based upon certain consolidated total leverage ratios.

In February 2013, we amended our Credit Facility in connection with issuing additional 2019 Senior Notes and redeeming our 2016 Senior Notes as further discussed below. Prior to 2014 amendment, the Credit Facility provided for a five-year $100.0 million senior secured revolving credit facility, a five-year $250.0 million senior secured term loan, and was scheduled to mature in February 2018. Interest was based, at our option, upon LIBOR plus 1.25% to 2.00% or Bank of America’s base rate plus 0.25% to 1.00%. At that time, the Term Loan required minimum quarterly principal payments of at least 5% of the initial amount drawn on an annualized basis (or $12.5 million in a twelve-month period on an initial draw of $250.0 million).

2015 Issuance of New Senior Notes – As further described in Note 6 to the Consolidated Financial Statements, we completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the 2023 Senior Notes). The 2023 Senior Notes were issued at par, and net proceeds after commissions and fees of approximately $196.8 million were used to fund a portion of the March 2015 redemption of 2019 Senior Notes as described below. We completed an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1.

2015 Early Redemption of 2019 Senior Notes – As further described in Note 6 to the Consolidated Financial Statements, we redeemed all outstanding 6.75% Senior Notes due in 2019 in aggregate principal of $250,000,000 (the 2019 Senior Notes) at 103.375% of par plus accrued interest in March 2015. The 2019 Senior Notes were scheduled to mature in February 2019, with interest payments due February 1 and August 1. We used net proceeds of the 2023 Senior Notes, $50,000,000 of delayed draw Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption, including redemption premium and transaction costs. We recognized a 2015 charge to earnings of $8.4 million, before income taxes of approximately $3.1 million, for associated redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium.

2013 Add-on Offering of 2019 Senior Notes – Prior to 2015 redemption, as further described in Note 6 to the Consolidated Financial Statements, the 2019 Senior Notes consisted of $150.0 million issued in 2011 at par and $100.0 million issued in an add-on offering in January 2013 at 105% of par. The 2019 Senior Notes were scheduled to mature in February 2019. Net proceeds from the add-on offering after commissions and fees approximated $103.4 million, and were used to repay $95.0 million of Credit Facility borrowings, representing all facility borrowings then outstanding.

2013 Early Redemption of 2016 Senior Notes – In June 2013, we fully redeemed our 8.75% Senior Notes aggregating $275.0 million in outstanding principal at a redemption premium of 104.375% of par plus accrued interest. The 2016 Senior Notes were originally issued at 96.8% of par and scheduled to mature in June 2016. We used Term Loan borrowings of $250.0 million and cash on hand of $37.1 million to fund the redemption, including redemption premium and transaction costs. We recognized a 2013 charge to earnings of $18.5 million, before income taxes of approximately $6.8 million, for associated redemption premium, unamortized net deferred loan costs and issuance discount, and transaction costs.

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of December 31, 2015.

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

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. We repurchased 252,000, 172,000 and 126,000 shares of common stock for approximately $5.4 million, $3.2 million and $2.3 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, we could repurchase up to an additional 694,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At December 31, 2015, we had various construction projects underway. In 2015, we completed construction of a new infield road course at CMS. We also installed additional “SAFER” crash walls or similar barriers at several speedways to help improve the safety of race drivers and others using our facilities. We constructed or expanded premium “spectator-box” seating and hospitality areas and upgraded luxury suites at certain speedways. We also started installation of a large high-definition video board at BMS and higher-end leader boards at certain other speedways, and purchased an infrastructure building at CMS. Similar to 2014, we continued to improve traffic infrastructure and certain permanent seating, modernize and expand fan-zone entertainment areas, and upgrade restroom and other fan amenities at certain speedway facilities in 2015. In 2014, we completed installation of a large high-definition video board at TMS, certain wider permanent seating at CMS, construction of a new road course at LVMS and premium “spectator-box” seating and hospitality areas at BMS, and installation of HVAC equipment at BMS. We also began construction of a new infield road course at CMS. Similar to 2013, we continued to modernize luxury suites and expand premium hospitality and fan-zone entertainment areas along and close to certain speedway pit roads and grandstands, upgrade restroom and other fan amenities at certain speedway facilities in 2014.

In 2016, we plan to complete installation of a large high-definition video board and new public sound system at BMS, and regrade and repave KyS’s superspeedway racing surface. We plan to install higher-end leader boards, and modernize and expand fan-zone entertainment and premium hospitality areas and other fan amenities, at several of our speedways. We are continuing to install “SAFER” crash walls or similar barriers at several speedways, and invest in additional social media and web application technology. Similar to 2015 and 2014, we continue to invest in additional social media and web application technology to attract and enhance the entertainment experience of our race fans. As of December 31, 2015, we had contractual obligations for capital expenditures of approximately $13.4 million for facility improvements at our various speedways.

Our capital expenditures amounted to $30.7 million in 2015, $22.0 million in 2014 and $12.0 million in 2013. At this time, aggregate payments for capital expenditures in 2016 are estimated to approximate $30.0 to $40.0 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, and applicable limitations under our various debt agreements, and other factors our Board of Directors, in its sole discretion, may consider relevant. As further described in “Liquidity” above, our Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million each year, increasable up to $75.0 million, subject to maintaining certain financial covenants. The 2023 Senior Notes Indenture permits dividend payments each year of up to $0.80 per share of common stock, increasable subject to meeting certain financial covenants.

We paid approved quarterly dividends aggregating $24.8 million in 2015, $24.9 million in 2014 and $24.9 million in 2013. On February 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, payable on March 18, 2016 to shareholders of record as of March 1, 2016. These quarterly cash dividends are expected to be paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of December 31, 2015, we had aggregate outstanding letters of credit of $845,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

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

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing events (Note 2)
•	Accounting for NASCAR broadcasting revenue and event management fees (Note 2)
•	Revenue recognition for marketing agreements (Note 2)
•	Revenue recognition for non-racing event deferred income (Note 2)
•	Revenue recognition for non-event souvenir merchandise and other revenues (Note 2)
•	Accounting for income taxes and related uncertainties in income taxes (Notes 2 and 8)
•	Interest expense, deferred loan cost amortization and original issuance discount and premium (Note 2)
•	Loss contingencies and financial guarantees (Note 2)
•	Accounting for share-based compensation (Note 11)
•	Fair value of financial instruments (Note 2)

Recoverability of Property and Equipment and Other Intangible Assets and Goodwill – As of December 31, 2015, we had net property and equipment of $1.0 billion, net other intangible assets of $298.4 million and goodwill of $47.4 million. As described in Note 2 to the Consolidated Financial Statements, we follow applicable authoritative guidance which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. The methods, assumptions and business factors used in our annual impairment assessment and other factors associated with recoverability and impairment considerations are further described in Note 2 to the Consolidated Financial Statements and our “Risk Factors” above, and are not repeated here.

Management’s latest annual impairment assessment in the second quarter 2015 found the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for NHMS race date agreements. NHMS was acquired in 2008 largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. The 2015 evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events held at NHMS. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans and appealing “at-home viewing” experiences. As a result, the Company lowered its expectations for forecasted growth rates for certain revenues and profit recovery. As such, a non-cash impairment charge of $96.5 million, before income tax benefits of $34.6 million, was reflected in 2015 to reduce the race date intangible assets to estimated fair value. Management’s 2015 annual assessment also indicated that goodwill associated with SMI Trackside, which conducts event souvenir merchandising at our and other third-party speedways, was impaired because of potentially unfavorable developments associated with NASCAR’s announced industry changes to the trackside merchandising business model. As such, a non-cash impairment charge of $2.3 million, before income tax benefits of $885,000, was reflected in 2015 to reduce associated goodwill to an estimated fair value of $0.

Management believes there have since been no events or circumstances which indicate possible impairment, and that no unrecognized impairment of property and equipment and goodwill and other intangible assets exists through or as of December 31, 2015. Management believes our operational and cash flow forecasts support its conclusions. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over estimated useful lives of the respective assets. We have net property and equipment of $1.0 billion and insignificant net amortizable intangible assets as of December 31, 2015. See Notes 4 and 5 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. As of December 31, 2015, we have nonamortizable intangible assets of $298.4 million and goodwill of $47.4 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected at this time. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. Because we have a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a material impact on our future financial condition or results of operations.

As further discussed in our “Risk Factors”, from time to time, we may decide to further reduce or eliminate lower demand seating and suites at our speedways. When management decides on removal, depreciation is accelerated and recorded prospectively over shortened estimated remaining useful lives of the assets, beginning when management both commits to and begins removal. Recording accelerated depreciation, gain or loss on disposal or impairment losses related to property and equipment is based on assessment of the associated facts and circumstances. We recorded accelerated depreciation of $9.1 million in 2015 and $25.1 million in 2014 predominately related to removal of certain low demand seating and suites at certain speedways for managing facility capacity and alternative development purposes, as further described in Note 4 to the Consolidated Financial Statements. Notwithstanding these non-cash charges, the carrying values for seating and luxury suites at each of our speedways are material. Depending on management’s plans, we could be required to record accelerated depreciation, write off remaining undepreciated net book value of associated assets, and expense costs of demolition and disposal, all or some of which could have a material adverse impact on our future financial condition or results of operations.

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

Income Taxes – Our income taxes and deferred tax assets and liabilities are material to our current and future financial condition and results of operations. A description of our accounting and reporting for income taxes, associated assumptions and estimates and comparative effective interest rate information are further described in Notes 2 and 8 to the Consolidated Financial Statements, and are not repeated here. At December 31, 2015, net deferred tax liabilities totaled $321.0 million, after reduction for deferred tax assets of $24.1 million. As of December 31, 2015, valuation allowances of $1.4 million are provided against deferred tax assets. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs.

As further described in Note 8 to the Consolidated Financial Statements, we recognized an anticipated tax benefit of $49.3 million ($48.1 million as revised) related to abandonment of our MA equity investment for the reversal of previously recorded valuation allowances under applicable accounting guidance at December 31, 2013. As a result of abandonment, we recognized tax losses that were reported on our 2014 income tax returns. We have reduced current income taxes payable by approximately $24.4 million through December 31, 2015 from utilization of deferred income tax assets, including net operating losses, related to abandonment. The various considerations, information used and conclusions reached by management are further described in Note 8 to the Consolidated Financial Statements and are not repeated here. We believe we will fully utilize the associated tax losses. Should our tax position not be fully sustained if examined, a valuation allowance could be required to reduce or eliminate the associated deferred tax assets and material acceleration of cash income taxes payable could occur. Any differences between the final tax outcome and amounts recorded would affect our income tax provision in the period in which such determination was made.

Our effective income tax rates can widely vary from year to year for many reasons and the factors that impacted our rates for 2013 through 2015 are further discussed in Note 8 to the Consolidated Financial Statements. Our effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense. Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable or refundable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, the Company’s future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made. Changes in existing tax laws or rates could affect our actual future taxable results and the realization of deferred tax assets or liabilities over time. Significant judgment is involved in evaluating our uncertain tax positions and provision for income taxes. Our accounting for these deferred tax assets represents our best estimate of future events. Also, changes in assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

Legal Proceedings and Contingencies – As further described in Note 10 to the Consolidated Financial Statements, we are involved in various legal matters from time to time, and intend to continue to defend existing legal actions in 2016. We use a combination of insurance and self-insurance to manage various risks associated with our speedways, other properties and motorsports events, and other business risks. See our “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters will have a material adverse effect on our future financial position, results of operations or cash flows. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our future financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. See Note 2 to the Consolidated Financial Statements for additional information on our financial instruments and fair value information. As of December 31, 2015, there were $120.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at December 31, 2015 would cause a change in annual interest expense of approximately $1.2 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at December 31, 2015 or 2014.

As further described in Note 6 to the Consolidated Financial Statements, our Credit Facility provides for a five-year $100.0 million senior secured revolving credit facility, a five-year $150.0 million senior secured term loan (fully drawn in December 2014 to refinance previous Term Loan borrowings), a five-year delayed draw term loan of up to $50.0 million (fully drawn in March 2015 for the 2019 Senior Note redemption and repaid in the second quarter 2015). As of December 31, 2015, we had availability for borrowing up to an additional $99.2 million, including $49.2 million in letters of credit, under the revolving Credit Facility. As further discussed in “Liquidity” above and Note 6 to the Consolidated Financial Statements, we issued 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 and fully redeemed the 6.75% Senior Notes scheduled due 2019 in March 2015. We used net offering proceeds of the 2023 Senior Notes (fixed rate), term loan borrowings (all variable rate) under the Credit Facility, and available cash to fund the redemption.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2015 and 2014 (in thousands):

	Carrying Value		Fair Value
	2015	2014	2015	2014	Maturity Dates
Floating rate revolving Credit Facility, including Term Loan(1)	$120,000	150,000	$120,000	150,000	December 2019
5.125% Senior Notes(2)	200,000	–	199,000	–	February 2023
6.75% Senior Notes(3)	–	253,372	–	257,500	Previously February 2019

(1)	The weighted average interest rate on borrowings under the Credit Facility in 2015 and 2014 was 1.9% and 2.1%, respectively.
(2)	As further discussed in Note 6 to the Consolidated Financial Statements, the 2023 Senior Notes were issued in January 2015.
(3)

As further discussed in Note 6 to the Consolidated Financial Statements, we fully redeemed these notes in March 2015.  Carrying values at December 31, 2014 include debt issuance premium of $3.4 million.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $845,000 and $1.2 million, and no instruments or securities with equity price risk, as of December 31, 2015 and 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls over the valuation and accuracy of the accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 17, 2016

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

	(As Revised - Note 8)
December 31:	2015	2014
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$82,010	$110,046
Accounts and notes receivable, net	39,783	34,855
Prepaid and refundable income taxes	8,520	8,306
Inventories, net	8,711	8,350
Prepaid expenses	3,862	3,881
Total Current Assets	142,886	165,438
Notes and Other Receivables	1,303	1,555
Other Assets	29,622	30,714
Property and Equipment, Net (Note 4)	1,019,650	1,052,153
Other Intangible Assets, Net (Note 2)	298,394	394,941
Goodwill (Note 2)	47,342	49,680
Total	$1,539,197	$1,694,481

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,677	$7,070
Accounts payable	12,112	11,166
Deferred race event and other income, net	57,549	55,209
Accrued interest	4,291	7,055
Accrued expenses and other current liabilities	26,740	25,131
Total Current Liabilities	108,369	105,631
Long-term Debt (Note 6)	313,706	397,747
Deferred Income, Net	4,581	4,822
Deferred Income Taxes, Net (Note 8)	321,046	331,480
Other Liabilities	6,655	7,019
Total Liabilities	754,357	846,699
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,235,000 in 2015 and 41,340,000 in 2014	458	456
Additional Paid-in Capital	255,294	252,571
Retained Earnings	629,115	688,285
Treasury Stock at cost, shares – 4,520,000 in 2015 and 4,216,000 in 2014	(100,027)	(93,530)
Total Stockholders’ Equity	784,840	847,782
Total	$1,539,197	$1,694,481

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		(As Revised - Note 8)
Years Ended December 31:	2015	2014	2013
(In thousands, except per share amounts)

Revenues:
Admissions	$100,694	$100,798	$106,050
Event related revenue	146,980	146,849	145,749
NASCAR broadcasting revenue	217,469	207,369	199,014
Other operating revenue	31,320	29,293	29,836
Total Revenues	496,463	484,309	480,649

Expenses and Other:
Direct expense of events	104,303	102,196	99,500
NASCAR event management fees	133,682	128,254	125,003
Other direct operating expense	19,541	18,513	18,640
General and administrative	98,289	96,762	91,676
Depreciation and amortization (Note 4)	61,964	78,426	54,725
Interest expense, net	16,811	21,237	31,871
Impairment of other intangible assets and goodwill (Note 2)	98,868	–	89,037
Loss on early debt redemption and refinancing (Note 6)	8,372	–	18,467
Other expense (income), net	862	(2,305)	293
Total Expenses and Other	542,692	443,083	529,212
(Loss) Income from Continuing Operations Before Income Taxes	(46,229)	41,226	(48,563)
Benefit (Provision) For Income Taxes	11,879	(15,789)	40,932
(Loss) Income from Continuing Operations	(34,350)	25,437	(7,631)
(Loss) Income from Discontinued Operation	(13)	5,710	(246)
Net (Loss) Income	$(34,363)	$31,147	$(7,877)

Basic (Loss) Earnings Per Share:
Continuing Operations	$(0.83)	$0.61	$(0.18)
Discontinued Operation	(0.00)	0.14	(0.01)
Net (Loss) Income	$(0.83)	$0.75	$(0.19)
Weighted Average Shares Outstanding	41,284	41,377	41,405

Diluted (Loss) Earnings Per Share:
Continuing Operations	$(0.83)	$0.61	$(0.18)
Discontinued Operation	(0.00)	0.14	(0.01)
Net (Loss) Income	$(0.83)	$0.75	$(0.19)
Weighted Average Shares Outstanding	41,312	41,400	41,423

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31,	Outstanding Common Stock		Additional Paid-In	(As Revised – Note 8) Retained	Treasury	(As Revised – Note 8) Total Stockholders’
2015, 2014 and 2013	Shares	Amount	Capital	Earnings	Stock	Equity
(In thousands)

Balance, January 1, 2013	41,433	$453	$246,978	$714,750	$(86,282)	$875,899
Net loss	–	–	–	(7,877)	–	(7,877)
Share-based compensation	132	1	2,368	–	–	2,369
Exercise of stock options	8	–	159	–	–	159
Cash dividends of $0.60 per share of common stock	–	–	–	(24,875)	–	(24,875)
Repurchases of common stock at cost	(169)	–	–	-	(3,081)	(3,081)
Balance, December 31, 2013	41,404	454	249,505	681,998	(89,363)	842,594
Net income	–	–	–	31,147	–	31,147
Share-based compensation	146	2	2,894	–	–	2,896
Exercise of stock options	7	–	172	–	–	172
Cash dividends of $0.60 per share of common stock	–	–	–	(24,860)	–	(24,860)
Repurchases of common stock at cost	(217)	–	–	–	(4,167)	(4,167)
Balance, December 31, 2014	41,340	456	252,571	688,285	(93,530)	847,782
Net loss	–	–	–	(34,363)	–	(34,363)
Share-based compensation, net of windfall tax benefits adjustment (Note 11)	144	1	1,845	–	–	1,846
Exercise of stock options	56	1	878	–	–	879
Cash dividends of $0.60 per share of common stock	–	–	–	(24,807)	–	(24,807)
Repurchases of common stock at cost	(305)	–	–	–	(6,497)	(6,497)
Balance, December 31, 2015	41,235	$458	$255,294	$629,115	$(100,027)	$784,840

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(As Revised - Note 8)
Years Ended December 31: (In thousands)	2015	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(34,363)	$31,147	$(7,877)
Loss (income) from discontinued operation	13	(5,710)	246
Cash (used) provided by activities of discontinued operation	(13)	5,710	(246)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Impairment of other intangible assets and goodwill	98,868	–	89,037
Loss on early debt redemption and refinancing, non-cash	–	–	6,386
Loss (gain) loss on disposals of property and equipment and other assets and insurance recovery	653	(2,205)	62
Deferred loan cost amortization	1,676	2,014	2,386
Interest expense accretion of debt discount and premium, net	(117)	(672)	5
Depreciation and amortization	61,964	78,426	54,725
Amortization of deferred income	(2,458)	(2,345)	(5,895)
Deferred income tax provision	(12,516)	15,201	(50,782)
Share-based compensation	3,383	2,610	2,224
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,314)	(741)	797
Prepaid, refundable and accrued income taxes	(214)	585	(2,766)
Inventories	(361)	255	189
Prepaid expenses	19	(287)	144
Accounts payable	1,876	(821)	(294)
Deferred race event and other income	3,405	(2,843)	2,545
Accrued interest	(2,764)	11	813
Accrued expenses and other liabilities	1,817	3,224	1,595
Deferred income	1,042	331	393
Other assets and liabilities	(15)	1,388	(276)
Net Cash Provided By Operating Activities	116,581	125,278	93,411

Cash Flows from Financing Activities:
Borrowings under long-term debt	251,383	150,000	355,000
Principal payments on long-term debt	(331,500)	(211,500)	(413,000)
Payments of debt refinancing, issuance and amendment costs	(3,975)	(1,608)	(5,899)
Exercise of common stock options	879	131	159
Dividend payments on common stock	(24,807)	(24,860)	(24,875)
Repurchases of common stock	(6,497)	(4,167)	(3,081)
Net Cash Used By Financing Activities	(114,517)	(92,004)	(91,696)

Cash Flows from Investing Activities:
Payments for capital expenditures	(30,733)	(22,036)	(12,036)
Proceeds from sales of property and equipment and insurance recovery	136	1,263	160
Repayment of notes and other receivables	638	814	684
Net Cash Used By Investing Activities	(29,959)	(19,959)	(11,192)
Net (Decrease) Increase In Cash and Cash Equivalents	(27,895)	13,315	(9,477)
Change in cash collected for and payable to third party, cash not provided or used by operating activities (Note 2)	(141)	(612)	412
Cash and Cash Equivalents at Beginning of Year	110,046	97,343	106,408
Cash and Cash Equivalents at End of Year	$82,010	$110,046	$97,343

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$19,982	$21,760	$31,426
Cash paid for income taxes	1,015	557	14,302
Supplemental Non-cash Investing and Financing Activities Information:
(Decrease) increase in accounts payable for capital expenditures	(930)	2,115	(486)
Increase in deferred income for exchange of property and equipment	250	250	110

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

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

Description of Business – We are a promoter, marketer and sponsor of motorsports activities in the United States. We principally own and operate the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway, and Texas Motor Speedway. We also provide event and non-event souvenir merchandising and distribution services, and food, beverage and hospitality catering services under an outside management contract through our SMI Properties subsidiaries; provide radio programming, production and distribution through PRN and RCU; manufacture and distribute smaller-scale, modified racing cars and parts through Legend Cars, and sell an environmentally-friendly micro-lubricant® through Oil-Chem.

Discontinued Oil and Gas Activities – In 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. We have no continuing involvement or ownership interest, and there are no assets, liabilities, revenues or expenses (other than as described below), associated with discontinued operations for any period presented herein. All note disclosures pertain to continuing operations unless otherwise indicated. We incurred insignificant legal fees and other costs in 2013 through 2015 associated with efforts to recover previously reserved receivables. In 2014, we recovered approximately $6.0 million of previously reserved receivables through favorable settlements. In 2013, we finalized dissolution of one fully impaired foreign interest with no resulting financial statement impact, and recognized a gain from favorable settlement of certain insurance claims. In 2015, we pursued a claim associated with our discontinued operation, but decided to cease such efforts in late 2015. There were no associated income tax benefits reflected in discontinued operations for any period presented (see Note 8).

Racing Events – As further described in Note 2, we derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. In 2015, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association, one Automobile Racing Club of America and three World of Outlaws racing events. In 2014, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also held seven NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2013, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also held six NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

The more significant racing schedule changes during the last three years include:

•	In 2015, poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race at AMS and BMS, and postponing and rescheduling one NASCAR Sprint Cup race at CMS
•	In 2014, poor weather resulted in delays in starting and completing one NASCAR Sprint Cup race at BMS and postponing and rescheduling one NASCAR Sprint Cup race at TMS
•	In 2013, one NASCAR Sprint Cup and one Xfinity Series race at both CMS and KyS, and one NASCAR Sprint Cup Series race at SR, was delayed, rescheduled or shortened due to poor weather
•	AMS held one NASCAR Camping World Truck Series race in 2015 that was not held in 2014 or 2013
•	LVMS and TMS each held one Red Bull Air Race World Championship event in 2015 and 2014 that was not held in 2013
•	NHMS held one NASCAR Camping World Truck Series racing event in 2015 and 2014 that was not held in 2013

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Classification – We classify our revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorships, luxury suite rentals, souvenir sales, commissions from food and beverage sales, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. “Other operating revenue” includes non-event merchandising revenues and Legend Cars and parts sales, The Speedway Club at CMS and The Speedway Club at TMS (together the “Speedway Clubs”) revenues, Oil-Chem revenues, TMS oil and gas mineral rights lease and related revenues, and industrial park and office tower rentals.

We classify our expenses to include direct expense of events, NASCAR event management (formerly purse and sanction) fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, outside event support services, cost of driving school revenues, and event settlement payments to non-NASCAR sanctioning bodies. “NASCAR event management fees” includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of certain SMI Properties and subsidiaries, Legend Cars, Speedway Clubs, Oil-Chem, and industrial park and office tower rental revenues.

Event Revenues and Deferred Event Income, Net – We recognize admissions, NASCAR broadcasting and event related revenues when an event is held. Event souvenir merchandise sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses can include race purses and sanction fees remitted to or retained by NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race event management fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with our racing events and helps ensure comparability and consistency between our financial statements. Advance revenues, and certain related direct expenses, if any, for track rentals, driving schools and similar activities are deferred and recognized when the activities take place. Management believes its revenue recognition policies follow applicable authoritative guidance. Sales of gift cards or gift certificates for tickets, merchandise or other redemption use have not been significant.

NASCAR Broadcasting Revenues and NASCAR Event Management (formerly Purse and Sanction) Fees – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR-sanctioned Sprint Cup, Xfinity and Camping World Truck Series racing events. We receive television broadcasting revenues under contractual sanction agreements for each NASCAR-sanctioned race. The Company periodically negotiates its sanction fees for individual races with NASCAR. In 2015, SMI entered into separate five-year Event Management Agreements with NASCAR, under which our speedways will conduct NASCAR Sprint Cup, Xfinity and Camping World Truck Series and the Sprint All-Star Race events beginning in 2016 and through 2020. These agreements are substantially similar in form, substance and relative allocation of broadcast rights revenue to previous sanction agreements between SMI and NASCAR, except agreement duration increased from one to five years and annual increases in broadcast rights revenue and event management fees of three to four percent annually over the new five-year agreement term were established. Under the sanction agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. NASCAR also retains 25% of gross broadcasting revenues for purses awarded to race participants for each race. The remainder represents additional annually negotiated event management fees paid to NASCAR by the Company for each race. These amounts retained by and paid to NASCAR are reflected in NASCAR event management fee expense.

Marketing Agreements – We have various marketing agreements for sponsorships, on-site advertising, hospitality and other promotional activities. Sponsorships generally consist of event and official sponsorship agreements. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. Marketing agreements that are not event specific typically contain stated fiscal year periods. We receive payments based on contracted terms. Marketing customers and agreement terms change from time to time. We recognize contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. Our marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or on-site advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on the relative fair or retail value of the respective multiple elements as such events or activities are conducted each year in accordance with the respective agreement terms.

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

Long-Term Food and Beverage Management Contract – Levy Premium Foodservice Limited Partnership, wholly-owned by Compass Group USA, Inc., has exclusive rights to provide on-site food, beverage and hospitality catering services for essentially all Company speedway events and operations under a long-term food and beverage management contract through 2021. The long-term agreement provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. Our commission-based net revenues associated with activities provided by Levy are reported in event related revenue and at times, to a lesser extent, other operating revenue depending on the venue.

Non-Event Souvenir Merchandise and Other Revenues – We recognize revenue when products are shipped, title transfers to customers, right of return or cancellation provisions expire, sales prices are final and collection is probable. For products sold on consignment through various promotional activities, revenues are recognized upon product shipment by promoters to customers, or purchase by reseller customers, and expiration of any right of return or cancellation provisions. Product sold on consignment with right of return or cancellation provisions has not been significant.

Revenue Composition (Note 13) – Our revenues are comprised of the following (in thousands):

	2015	2014	2013
Admissions	$100,694	$100,798	$106,050
NASCAR broadcasting	217,469	207,369	199,014
Sponsorships	51,059	51,578	54,832
Other event related	81,869	81,493	78,106
Souvenir and other merchandise	31,781	31,058	31,005
Other	13,591	12,013	11,642
Total revenue	$496,463	$484,309	$480,649

Revenues described as “other event related” consist principally of commissions from food, beverage and souvenir sales, luxury suite rentals, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Souvenir and other merchandise revenue” consists of SMI Properties and SMI Trackside sales of owned souvenir merchandise during racing and non-racing events and in speedway gift shops (motorsports event related merchandise), certain SMI Properties sales of racing and other sports related souvenir merchandise and Legend Cars operations (non-event motorsports related merchandise), and Oil-Chem product sales (non-motorsports related merchandise). “Other revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, Legend Cars as the sanctioning body for Legend Cars circuit races, and TMS oil and gas mineral rights lease and related revenues.

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

Consolidated Statements of Cash Flows – We classify as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of variable rate, overnight sweep accounts of commercial paper, repurchase agreements, municipal bond and United States Treasury securities.

At times, we collect and temporarily hold cash on behalf of our third-party food and beverage concessionaire which is not remitted until after period end and is presented separately from cash flows from operating activities on the Consolidated Statements of Cash Flows. There are no specific limitations, restrictions or other holding requirements for such cash.

Accounts and Notes Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$1,271	$1,273	$1,270
Bad debt expense	605	261	253
Actual write-offs, net of specific accounts recovered	(589)	(263)	(250)
Balance, end of year	$1,287	$1,271	$1,273

Other Noncurrent Assets as of December 31, 2015 and 2014 consist of (in thousands):

	2015	2014
Deferred financing costs, net	$7,809	$8,943
Land held for development	12,265	12,265
Other	9,548	9,506
Total	$29,622	$30,714

Noncurrent assets are generally reported at cost except for cash surrender values of life insurance policies which are reported at fair value (See Note 12). Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2015, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

Deferred Financing Costs are amortized into interest expense over the associated debt terms or remaining terms for loan amendment costs, and are reported net of accumulated amortization of $8,868,000 and $9,802,000 at December 31, 2015 and 2014. See Note 6 for information on 2013 and 2015 charges associated with previously deferred financing costs.

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

When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities when assessing impairment. When management decides to remove grandstand seating and suites as part of managing facility capacity or other speedway facility assets, depreciation is accelerated and recorded prospectively over shortened estimated remaining useful lives of the assets, beginning when management both commits to and begins removal. Gains or losses on property and equipment disposals are recognized when disposed. Recording accelerated depreciation, gain or loss on disposal or impairment losses related to property and equipment is based on assessment of the associated facts and circumstances. Also, assets are classified as held for sale when management determines that sale is probable within one year. Management believes no unrecognized impairment of long-lived assets exists at December 31, 2015.

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

Other Intangible Assets and Goodwill (Note 5) represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with our motorsports related activities and reporting units. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements and, to a lesser extent, goodwill associated with event related motorsports merchandising. Acquired intangible assets are valued using the direct value method. Our race event sanctioning and renewal agreements for each NASCAR-sanctioned racing event are awarded annually. We have evaluated each of our intangible assets for these agreements and determined that each will extend into the foreseeable future. We have never been unable to renew these race date agreements for any subsequent year and no such agreement has ever been cancelled. Based on these and other factors, such race date agreements are expected to be awarded to the Company in perpetuity. As such, these nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. No direct costs for agreement renewal or extension have been incurred or capitalized. However, we are obligated to conduct events in the manner stipulated under the terms and conditions of the annual sanctioning agreements. We follow applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, nonamortization of goodwill and requires testing of intangible assets with indefinite useful lives for possible impairment at least annually.

Annual Impairment Assessment. We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary a separate reporting unit principally because that is the lowest level for which discrete financial information is available to our managers and chief operating decision maker. No reporting units are aggregated, and no intangible assets are allocated or transferred between reporting units, for purposes of evaluating intangible assets for possible impairment. We evaluate intangible assets for possible impairment based predominately on management’s best estimate of future discounted operating cash flows and profitability attributable to such assets (using the fair value assessment provisions of applicable authoritative guidance) for all individual reporting units. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Impairment charges and associated operations are included in our "motorsports event related" reportable segment (see Note 13).

Among other factors, the latest assessment assumes projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management (purse and sanction) fees, based on historical and anticipated rates which are supported by recently negotiated multi-year contracts as previously described above. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment. Management also considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements (the Company had agreements with NASCAR to annually conduct thirteen Sprint Cup, eleven Xfinity and eight Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to our common stock from historical and forward-looking perspectives.

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

2015 Impairment of Other Intangible Assets. Management’s latest annual impairment assessment was performed in the second quarter 2015. As previously reported in our 2014 Annual Report, management’s 2014 annual assessment found that the excess of estimated fair value over associated aggregate carrying values for material non-amortizable race date event sanctioning and renewal agreements associated with NHMS was relatively nominal, resulting in heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Our 2015 annual assessment found the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for those NHMS race date agreements. NHMS was acquired in 2008 largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. The 2015 evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events held at NHMS. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans and appealing “at-home viewing” experiences. As a result, the Company lowered its expectations for forecasted growth rates for certain revenues and profit recovery. As such, a non-cash impairment charge of $96,530,000, before income tax benefits of $34,569,000, was reflected in 2015 to reduce the race date intangible assets to estimated fair value.

2015 Impairment of Goodwill. Our 2015 annual assessment indicated that goodwill associated with SMI Trackside, which conducts event souvenir merchandising at our and other third-party speedways, was impaired because of potentially unfavorable developments associated with NASCAR’s announced industry changes to the trackside merchandising business model. As such, a non-cash impairment charge of $2,338,000, before income tax benefits of $885,000, was reflected in 2015 to reduce associated goodwill to an estimated fair value of $0.

Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. There have since been no other events or circumstances that indicate possible impairment, and management believes the Company’s operational and cash flow forecasts support its conclusions that no unrecognized impairment exists as of December 31, 2015. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

2013 Impairment of Goodwill (Note 8). Management's 2013 annual impairment assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for two reporting units. The 2013 annual evaluation found the carrying values for NHMS and KyS exceeded estimated fair value reflecting lowered estimated future cash flows because the economic recovery was slower and weaker than previous forecasts, and lower than anticipated revenues for certain 2013 major racing events at NHMS and KyS, further reducing visibility on profitability recovery. As such, a non-cash impairment charge of $89,037,000, before income tax benefits of $2,341,000, was reflected in 2013 to reduce goodwill related to NHMS and KyS to estimated fair value of $0.

Deferred Income, Net (noncurrent) as of December 31, 2015 and 2014 consists of (in thousands):

	2015	2014
Preferred seat license fees, net	$2,871	$3,518
Multi-year marketing and other arrangements, and deferred membership income	1,710	1,304
Total	$4,581	$4,822

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

Deferred Income, Other Arrangements. BMS plans to host two collegiate football games in September 2016, one of which is expected to be substantially larger due to team standings and public interest. Under the similar accounting policy for our racing events described above, we plan to continue to defer advance revenues and direct expenses pertaining to this event until held. Advance revenues and associated direct expenses are reflected in current “Deferred Race Event and Other Income, Net” as of December 31, 2015, and in noncurrent “Deferred Income, Net” as of December 31, 2014 based on the scheduled event date.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $16,126,000 in 2015, $16,398,000 in 2014 and $17,461,000 in 2013. There were no deferred direct-response advertising costs at December 31, 2015 or 2014.

Operating Leases – We have various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice, although certain operating equipment leases include multi-year terms. Rent expense for operating leases amounted to $6,233,000 in 2015, $6,023,000 in 2014 and $5,923,000 in 2013. Various office and warehouse facilities leased from an affiliate (see Note 9) are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. We lease various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases, excluding the TMS oil and gas mineral rights lease receipts discussed above, amounted to $5,343,000 in 2015, $4,927,000 in 2014 and $4,835,000 in 2013.

Future annual minimum lease payments (where initial terms are one year or more and assuming renewal through contracted periods), and contracted future annual minimum lease revenues, under operating leases at December 31, 2015 are as follows (in thousands):

	Lease Payments	Lease Revenues
2016	$1,332	$4,982
2017	1,128	4,066
2018	611	2,962
2019	204	1,877
2020	112	557
Thereafter	601	308
Total	$3,988	$14,752

Other Expense (Income), Net consists of (in thousands):

	2015	2014	2013
Removal costs for retired assets, and net gain associated with insurance recovery and involuntary conversion of property (2014) (Note 4)	$552	$(2,235)	–
Net loss on disposals of property and equipment and other assets	101	30	$62
Other	209	(100)	231
Total	$862	$(2,305)	$293

Income Taxes (See Note 8 for revision in income taxes) – We recognize deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities. Income taxes are provided using the liability method whereby estimated deferred income taxes, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. Our accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. We assess the need for valuation allowances for deferred tax assets based on the sufficiency of estimated future taxable income and other relevant factors. We report interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Cash Paid for Income Taxes excludes any previous overpayments the Company may have elected to apply to income tax liabilities. The Company has no undistributed foreign earnings or cash or cash equivalents held outside of the US.

We follow applicable authoritative guidance on accounting for uncertainty in income taxes which, among other things, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, and disclosures. Evaluation of a tax position includes determining whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position meets the more-likely-than-not recognition threshold, it is presumed the position will be examined by appropriate taxing authorities having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Taxes Collected from Customers – We report sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis amounted to $6,024,000 in 2015, $5,340,000 in 2014 and $5,455,000 in 2013.

Fair Value of Financial Instruments – We follow applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts and notes receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes and other receivables and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt bears interest approximating market rates or where non-interest bearing is discounted based on estimated current cost of borrowings; therefore, carrying values approximate market value. There have been no changes or transfers between category levels or classes. The following table presents estimated fair values and categorization levels of our financial instruments as of December 31, 2015 and 2014 (in thousands):

			2015		2014
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$82,010	$82,010	$110,046	$110,046
Cash surrender values	2	NR	8,551	8,551	8,177	8,177

Liabilities (Note 6)
Floating rate revolving Credit Facility, including Term Loan	2	NR	120,000	120,000	150,000	150,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	199,000	–	–
6.75% Senior Notes Payable previously due 2019	2	NR	–	–	253,372	257,500
Other long-term debt	2	NR	1,383	1,383	1,445	1,445

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and notes receivable, and cash surrender values. Concentration of credit risk with respect to cash and cash equivalents and cash surrender values is limited through placement with major high-credit qualified financial institutions and insurance carriers, respectively. However, amounts placed often significantly exceed available insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. Also, a significant portion of our accounts receivable typically pertain to advance revenues for specific events which are deferred until the event is held. As such, exposure to credit risk on such receivables that could adversely affect operating results is limited until recognition of the associated deferred race event income. We generally require sufficient collateral equal to or exceeding note amounts, or accept notes from high-credit quality entities or high net-worth individuals, limiting our exposure to credit risk. Amounts due from affiliates typically can be offset to the extent of amounts payable to affiliates, limiting our exposure to credit risk.

Loss and Other Contingencies and Financial Guarantees – We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. We account for financial guarantees using applicable authoritative guidance which requires, among other things, that guarantors recognize a liability for the fair value of obligations undertaken by issuing a guarantee.

CMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992, but CMS currently allows certain property to be used for land clearing and inert debris landfilling. Landfilling for construction and demolition debris has ceased on the CMS property. Management believes the Company’s operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on our financial position, future results of operations or cash flows.

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

The FASB issued Accounting Standards Update No. 2015-03 "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the associated carrying amount, similar to debt discounts. In August 2015, the FASB issued Update No. 2015-15 “Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which provides guidance on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and indicating the SEC staff would not object to entities deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over line-of-credit arrangement terms even if there are no outstanding borrowings. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company believes adoption will have no significant impact on its financial statements.

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

The FASB issued Accounting Standards Update No. 2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which requires that acquirers in business combinations recognize adjustments to provisional amounts identified during measurement periods in the reporting periods in which adjusted amounts are determined. The update requires that acquirers record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, resulting from changes in provisional amounts, calculated as if the accounting had been completed at acquisition date. The update also requires separate income statement presentation or note disclosure of amounts recorded in current period earnings by line item that would have been recorded in previous reporting periods if the provisional amount adjustments had been recognized at acquisition date (requirements to retrospectively account for those adjustments have been eliminated). This update applies to all entities that reported provisional amounts in a business combination for which the accounting is incomplete by reporting period end, and in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. Entities should disclose the nature and reason for changes in accounting principle in the first annual period of adoption, and in interim periods within the first annual period if there are measurement-period adjustments during the first annual period in which the changes are effective. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after its effective date, with earlier application permitted for financial statements that have not been issued. The Company plans to apply this guidance where applicable in any future business combinations.

The FASB issued Accounting Standards Update No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which requires classification of deferred tax liabilities and assets as noncurrent in the balance sheet. Previous guidance required separate presentation of current and noncurrent amounts where applicable. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted, and the Company has retroactively applied the Update guidance in its financial statements and note disclosures (see Note 8) for all periods presented. Retroactive application resulted in reclassifying (netting) current deferred income tax assets of $23,786,000 and $49,181,000 to noncurrent deferred income tax liabilities as of December 31, 2014 and 2013. Adoption had no impact on our operating results or cash flows. Management believes application of the guidance simplifies and improves the usefulness of deferred tax information for users of the Company’s financial statements.

The FASB issued Accounting Standards Update No. 2016-02 “Leases (Subtopic 842)” which requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. Lessees will need to recognize on their balance sheets right-of-use assets and lease liabilities for the majority of their leases (other than leases meeting the definition of a short-term lease). Right-of-use assets will be measured at lease liability amounts, adjusted for lease prepayments, lease incentives received and lessee’s initial direct costs. Lease liabilities will equal the present value of lease payments. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be applied using the modified retrospective approach for all leases existing as of the effective date, and provides for certain practical expedients. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

3.	INVENTORIES

Inventory costs consist of: (i) souvenirs and apparel, 5/8-scale and similar small-scale finished race cars and parts and accessories determined on a first-in, first-out basis; and (ii) micro-lubricant® product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2015 and 2014 consist of (in thousands):

	2015	2014
Finished race cars, parts and accessories	$5,542	$5,186
Souvenirs and apparel	2,550	2,472
Micro-lubricant® and other	619	692
Total	$8,711	$8,350

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of provisions summarized as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$4,407	$4,083	$4,757
Current year provision	310	711	53
Current year sales and write-offs	(1,961)	(387)	(727)
Balance, end of year	$2,756	$4,407	$4,083

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 is summarized as follows (dollars in thousands):

	Estimated Useful Lives			2015	2014
Land and land improvements	5	-	25	$464,057	$460,847
Racetracks and grandstands	5	-	45	722,939	721,108
Buildings and luxury suites	5	-	40	454,762	451,243
Machinery and equipment	3	-	20	45,192	44,696
Furniture and fixtures	5	-	20	38,025	36,411
Autos and trucks	3	-	10	13,073	12,258
Construction in progress				8,456	3,784
Total				1,746,504	1,730,347
Less accumulated depreciation				(726,854)	(678,194)
Net				$1,019,650	$1,052,153

Other Information – From time to time, we may reduce the number of permanent seats to offer wider seating and improved sight lines for managing facility capacity or other marketing or alternative development purposes such as premium hospitality, RV camping and advertising areas. In 2015, we recorded non-cash, pre-tax charges for accelerated depreciation aggregating $9,111,000 associated with removal of certain low demand seating at CMS (3,000 seats) and LVMS (19,000 seats), retired leaderboard assets at certain speedways, and a decline in estimated fair value of certain real property. These removal and retirement activities were completed in 2015 or will be completed in the first half 2016. In 2014, we recorded non-cash, pre-tax charges for accelerated depreciation aggregating $25,118,000 associated with removal of certain low demand seating and suites at AMS (17,000 seats), CMS (41,000 seats) and NHMS (7,000 seats), and certain damaged speedway assets. Costs of removal are included in Other Expense, Net (see Note 2).These charges are included in our "motorsports event related" reporting segment (see Note 13).

Depreciation expense amounted to $61,933,000 in 2015, $78,375,000 in 2014 and $54,671,000 in 2013. As of December 31, 2015, we had contractual obligations for capital expenditures of approximately $13,430,000 for facility improvements at our various speedways. In 2014, we reflected a gain from involuntary conversion of certain TMS property, increasing property and equipment and other income, net by approximately $985,000.

5. OTHER INTANGIBLE ASSETS AND GOODWILL

The composition and accounting for intangible assets are further described in Note 2. As of December 31, 2015 and 2014, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$298,383	–	$298,383	$394,913	–	$394,913	–
Amortizable race event sanctioning and renewal agreements	100	$(89)	11	100	$(72)	28	5 - 6
Total	$298,483	$(89)	$298,394	$395,013	$(72)	$394,941

 Changes in the gross carrying value of other intangible assets and goodwill are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2015	2014	2015	2014
Balance, beginning of year	$395,013	$395,013	$49,680	$49,680
Increase from acquisitions	–	–	–	–
Decrease from impairment charges (Note 2)	(96,530)	–	(2,338)	–
Balance, end of year	$298,483	$395,013	$47,342	$49,680

The 2015 decreases reflect impairment charges to reduce other intangible assets associated with NHMS, and goodwill associated with certain event souvenir merchandising, to estimated fair value. The carrying amounts for goodwill and other intangible assets include accumulated impairments of $148.6 million and $99.9 million at December 31, 2015, and $146.2 million and $3.3 million at December 31, 2014. Amortization expense on other intangible assets amounted to $17,000 in 2015, $14,000 in 2014 and $18,000 in 2013. Estimated annual amortization expense for each of the next five years is not significant.

6.	LONG-TERM DEBT

Long-term debt at December 31, 2015 and 2014 consists of (in thousands):

	2015	2014
Credit Facility, all Term Loan	$120,000	$150,000
2023 Senior Notes	200,000	–
2019 Senior Notes	–	253,372
Other notes payable	1,383	1,445
Total	321,383	404,817
Less current maturities	(7,677)	(7,070)
Long-term debt, excluding current maturities	$313,706	$397,747

Annual maturities of long-term debt at December 31, 2015 are as follows (in thousands):

2016	$7,677
2017	7,657
2018	7,662
2019	97,667
2020	172
Thereafter	200,548
Total	$321,383

Bank Credit Facility - Our Credit Facility, as amended in December 2014, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn in December 2014) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn in March 2015 and repaid in the second quarter 2015) (the Term Loan or Term Loans); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis ($7,500,000 for fiscal 2016).

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

In 2015, we borrowed $50,000,000 under the Term Loan (for partial funding of the 2019 Senior Notes redemption as further described below), and repaid Term Loan borrowings of $80,000,000. At December 31, 2015 and 2014, outstanding borrowings under the Credit Facility were $120,000,000 and $150,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $845,000 and $1,152,000. As of December 31, 2015, the Company had availability for borrowing up to an additional $99,155,000, including up to an additional $49,155,000 in letters of credit, under the revolving Credit Facility, and $50,000,000 under the delayed draw term loan provision. In 2014, we repaid $210,000,000 and borrowed $150,000,000 under the Term Loan (including $150,000,000 repayment and borrowing in amending the Credit Facility), for a net repayment of $60,000,000. In 2013, we repaid $95,000,000 of Term Loan borrowings with proceeds from the add-on offering of 2019 Senior Notes, and borrowed $250,000,000 under the then existing Term Loan to fund redemption of the 2016 Senior Notes as further discussed below. In 2013, we also repaid an additional $40,000,000 of Term Loan borrowings.

2015 Issuance of New Senior Notes – In January 2015, we completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200,000,000 issued at par, and net proceeds after commissions and fees approximated $196,816,000. We used net offering proceeds, Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption of the Company’s 6.75% Senior Notes due in 2019 in March 2015 as further described below. We completed an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1.

These 2023 Senior Notes contain various specified redemption and change of control provisions. The 2023 Senior Notes rank equally in right of payment with all other Company existing and future unsubordinated debt, are senior in right of payment to any future subordinated debt and are effectively subordinated to all existing and future secured debt, including the Credit Facility. The Indenture governing the 2023 Senior Notes permits dividend payments each year of up to approximately $0.80 per share of common stock, increasable subject to meeting certain financial covenants. The 2023 Senior Notes contain specific requirements and restrictive financial covenants and limitations, guarantees and cross-default provisions generally similar to those of the 2019 Senior Notes.

2015 Early Redemption of 2019 Senior Notes – In March 2015, we redeemed all outstanding 2019 Senior Notes in aggregate principal of $250,000,000 at 103.375% of par plus accrued interest. The notes consisted of $150,000,000 issued at par in 2011 and $100,000,000 issued at 105% of par in an add-on offering in January 2013. The notes were scheduled to mature in February 2019, and had unamortized issuance premium of $3,372,000 at December 31, 2014. Net proceeds of the 2023 Senior Notes, $50,000,000 of delayed draw Term Loan borrowings under the Credit Facility and cash on hand were used to fund the redemption, including redemption premium and transaction costs. We recognized a 2015 charge to earnings of $8,372,000, before income taxes of approximately $3,106,000, for associated redemption premium, unamortized net deferred loan costs of $3,134,000 and transaction costs, net of issuance premium of $3,200,000.

2013 Add-on Offering of 2019 Senior Notes and Early Redemption of 2016 Senior Notes – In 2013, we completed a $100,000,000 add-on offering of 6.75% Senior Notes issued at 105% of par and amended our Credit Facility in connection with redeeming our 2016 Senior Notes. Net proceeds from the 2013 add-on offering were used to repay $95,000,000 of Credit Facility borrowings. In June 2013, we redeemed all outstanding 8.75% Senior Notes of $275,000,000 at 104.375% of par. The 2016 Senior Notes were issued at 96.8% of par, were scheduled to mature in June 2016, and had unamortized issuance discount of $4,242,000 at redemption. We used Term Loan borrowings of $250,000,000 and cash on hand of $37,081,000 to fund the redemption, including redemption premium and transaction costs. We recognized a 2013 charge to earnings of $18,467,000, before income taxes of approximately $6,848,000, for associated redemption premium, unamortized net deferred loan costs and issuance discount, and transaction costs.

Other Notes Payable – At December 31, 2015, long-term debt includes a 3% interest bearing debt obligation of $1,383,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016. At December 31, 2014, long-term debt included a non-interest bearing debt obligation associated with our acquisition of KyS of $1,445,000, net of discount of $55,000 based on an effective interest rate of 7%, and payable in 60 monthly installments of $125,000 through December 2015.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limitations on capital expenditures, speedway or other acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The Credit Facility and 2023 Senior Notes Indenture also contain cross-default provisions. We were in compliance with all applicable financial covenants under these debt agreements as of December 31, 2015.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2015	2014	2013
Gross interest costs	$17,469	$22,092	$32,408
Less capitalized interest costs	(251)	(321)	(168)
Interest expense	17,218	21,771	32,240
Interest income	(407)	(534)	(369)
Interest expense, net	$16,811	$21,237	$31,871
Weighted average interest rate on Credit Facility borrowings	1.9%	2.1%	2.2%

During the first quarter 2015, we incurred net interest expense of $1,688,000 on the former 2019 Senior Notes between January 27, 2015 (issuance date of the new 2023 Senior Notes) and March 13, 2015 (redemption date of the 2019 Senior Notes). The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to 2019 Senior Note holders by the Company.

7.	CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2015, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by our Board of Directors. No preferred shares were issued or outstanding at December 31, 2015 or 2014.

Per Share Data – The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

		(As Revised - Note 8)
	2015	2014	2013
(Loss) income from continuing operations applicable to common stockholders and assumed conversions	$(34,350)	$25,437	$(7,631)
Weighted average common shares outstanding	41,284	41,377	41,405
Dilution effect of assumed conversions, common stock equivalents – stock awards	28	23	18
Weighted average common shares outstanding and assumed conversions	41,312	41,400	41,423

Basic (loss) earnings per share	$(0.83)	$0.61	$(0.18)
Diluted (loss) earnings per share	$(0.83)	$0.61	$(0.18)
Anti-dilutive common stock equivalents excluded in computing diluted (loss) earnings per share	174	531	794

Declaration of Cash Dividends – Our Board of Directors approved aggregate dividends on common stock as follows (in thousands except per share amounts):

	2015	2014	2013
Cash dividends paid	$24,807	$24,860	$24,875
Dividends per common share	$0.60	$0.60	$0.60

Quarterly dividends were declared in each period and all declaration, record and payment dates were in the same fiscal periods. See Note 6 for annual limitations on dividend payments under our debt agreements. On February 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 18, 2016 to shareholders of record as of March 1, 2016. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

Stock Repurchase Program – Our Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our debt agreements (see Note 6), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time.

We repurchased 252,000, 172,000 and 126,000 shares of common stock for $5,375,000 in 2015, $3,236,000 in 2014 and $2,291,000 in 2013, respectively. As of December 31, 2015, we could repurchase up to an additional 694,000 shares under the current authorization. In 2015 and 2014, we repurchased approximately 53,000 and 45,000 shares of common stock for $1,122,000 and $931,000 from management employees to settle income taxes on 125,000 and 119,000 restricted shares that vested during the period, respectively. As of and through December 31, 2015 and 2014, treasury stock includes 215,000 and 162,000 shares of common stock delivered to the Company for such purposes.

8.	INCOME TAXES

Components of the provision (benefit) for income taxes are as follows (in thousands):

		(As Revised)
	2015	2014	2013
Current:
Federal	$11,710	$226	$9,756
State	606	(102)	227
	12,316	124	9,983
Deferred:
Federal	(26,440)	13,357	(41,303)
State	2,245	2,308	(9,612)
	(24,195)	15,665	(50,915)
Total	$(11,879)	$15,789	$(40,932)

The reconciliation of statutory federal and effective income tax rates is as follows:

		(As Revised)
	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	3.4	4.4	8.3
Non-deductible impairment of goodwill	–	–	(59.5)
Change in valuation allowances, primarily related to losses on equity investments	22.6	(4.9)	99.0
Change in uncertain tax positions, including income tax liabilities for settlements with taxing authorities	(24.4)	(1.2)	(0.1)
Change in state tax rates	(7.6)	4.5	–
Other, net	(3.3)	0.5	1.6
Total	25.7%	38.3%	84.3%

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2015	(As Revised) 2014
Deferred tax liabilities:
Property and equipment	$233,855	$239,257
Goodwill and other intangible assets	107,653	140,638
Expenses deducted for tax purposes and other	3,661	3,563
Subtotal	345,169	383,458
Deferred tax assets:
Income previously recognized for tax purposes	(418)	(13,647)
Stock option and other deferred compensation expense	(3,770)	(4,784)
PSL and other deferred income recognized for tax purposes	(1,272)	(1,438)
State and federal net operating loss carryforwards	(20,085)	(33,832)
Basis difference for equity investments and subsidiary	–	(10,470)
Subtotal	(25,545)	(64,171)
Less: valuation allowance	1,422	12,193
Net deferred tax assets	(24,123)	(51,978)
Total net deferred tax liabilities (Note 2)	$321,046	$331,480

Deferred tax liabilities related to goodwill for NHMS originated upon recording deferred tax liabilities associated primarily with race date intangibles of $127.4 million ($119.2 million as revised below) established under purchase method accounting rules in 2008. Those accounting rules required establishing such deferred tax liabilities assuming the Company would ultimately sell NHMS assets, and not stock, for tax reporting purposes. Notwithstanding the revision further described below, those accounting rules prohibit elimination or adjustment even though such ultimate payment of taxes was, and still is, believed unlikely and that no sale is being contemplated.

Revision of Financial Statements – As reflected below, certain prior year amounts were revised to properly reflect deferred tax liabilities established under purchase accounting for NHMS in 2008 as further described above, and the associated impact on our provision for income taxes, including transactions with associated tax benefits, in later years. The deferred taxes were established based on a complexity of accounting rule applications to various assumptions, including estimates of future state income tax rates, tax apportionment factors and tax filing methods. Appropriate state tax rates, apportionment factors and tax filing methods should have been used which would have decreased established deferred income taxes (and associated goodwill) in 2008. Also as reflected below, the ensuing use of such appropriate tax computational factors corrected our previous reported effective state income tax rates as applied to taxable income for financial reporting purposes and our provision for income taxes, including transactions with associated tax benefits. The appropriate tax rates and apportionment factors are properly reflected in our full year 2015 provision for income taxes. Also, our 2014 provision for income taxes as revised reflects elimination of previously recorded income tax expense of $2.3 million associated with the $6.0 million favorable settlement for our discontinued operation (see Note 1). Such income tax was previously reflected in continuing operations under applicable autheritative guidance. Our 2013 provision for income taxes as revised reflects a $1.4 million reduction of the anticipated tax benefit related to abandonment of our MA equity investment as further described below.

In 2011, we reflected an impairment charge of $48.6 million with no tax benefit to reduce goodwill related to NHMS to then estimated fair value. In 2013, we reflected an impairment charge of $82.7 million with no tax benefit reducing NHMS goodwill to estimated fair value of $0 as further described in Note 2. The reduction in deferred tax liabilities under revised 2008 purchase accounting would have reduced the 2011 impairment charge by $8.2 million (with no tax benefit). Because NHMS goodwill was reduced to $0 in 2013, and appropriately no tax benefit was reflected in 2011 and 2013, the revision has no impact on our 2013 impairment charge. The revisions did not affect net cash provided by operating activities in our consolidated statements of cash flows, and all applicable disclosures have been adjusted to conform to the revised financial statements, and management does not believe the revisions to any prior period were material. Our 2014 and 2013 Annual Reports on Form 10-K (or for earlier years) have not been amended. Deferred income taxes and total liabilities “as reported” below have been adjusted for retroactive application of FASB Accounting Standards Update No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” as further described in Note 2. The following tables present the revisions reflected in this Form 10-K (in thousands, except per share amounts):

	Deferred Income Taxes, Net	Total Liabilities	Retained Earnings	Total Stockholders’ Equity
January 1, 2013, as reported	$384,995	$1,018,496	$696,727	$857,876
Revision adjustment	(18,023)	(18,023)	18,023	18,023
January 1, 2013, as adjusted	$366,972	$1,000,473	$714,750	$875,899

December 31, 2013, as reported	$332,575	$911,089	$665,394	$825,990
Revision adjustment	(16,604)	(16,604)	16,604	16,604
December 31, 2013, as adjusted	$315,971	$894,485	$681,998	$842,594

December 31, 2014, as reported	$348,117	$863,336	$671,648	$831,145
Revision adjustment	(16,637)	(16,637)	16,637	16,637
December 31, 2014, as adjusted	$331,480	$846,699	$688,285	$847,782

	(Benefit) Provision for Income Taxes	Net (Loss) Income	Basic and Diluted (Loss) Earnings Per Share
Year ended December 31, 2013, as reported	$(42,351)	$(6,458)	$(0.16)
Revision adjustment	1,419	(1,419)	(0.03)
Year ended December 31, 2013, as adjusted	$(40,932)	$(7,877)	$(0.19)

Year ended December 31, 2014, as reported	$15,822	$31,114	$0.75
Revision adjustment	(33)	33	0.00
Year ended December 31, 2014, as adjusted	$15,789	$31,147	$0.75

Effective Tax Rate Comparison for 2013 through 2015 (as revised) – The Company’s effective income tax rate for 2015 was 25.7%, for 2014 was 38.3% and for 2013 was 84.3%. The 2015 tax rate reflects reductions of valuation allowances on deferred tax assets associated with the Company’s discontinued operation. This reduction was largely offset by an increase in tax reserves for deferred tax assets, resulting in a net tax impact of $1.3 million associated with the discontinued operation (see Note 1). The 2015 tax rate also reflects lower effective state income tax rates, adjustments to certain other deferred tax assets and a non-recurring tax benefit of $610,000 resulting from certain state income tax law changes enacted in 2015.

The effective tax rates for 2014 and 2013 were revised for use of appropriate state income tax rates and apportionment factors in computing the provision for income taxes as further described above. The 2014 tax rate reflects the positive impact of net decreases in uncertain tax position liabilities of prior years and lower effective state income tax rates. The Company’s 2014 consolidated financial statements reflect a reduction of accrued interest and penalties for estimated income tax liabilities, which decreased income tax expense and deferred income taxes, of approximately $397,000. The higher 2013 tax rate results primarily from the tax benefit related to the equity interest abandonment discussed below, which was partially offset by a goodwill impairment charge for which a significant portion had no tax benefit as further discussed in Note 2. The 2013 rate also reflects tax benefits of $5,547,000 resulting from certain state income tax law changes and strategic state tax restructuring. Excluding those items, the 2013 effective income tax rate would have been 37.2%.

At December 31, 2015, the Company has approximately $58,646,000 of federal net operating loss carryforwards expiring in 2026 through 2034, and $256,760,000 of state net operating loss carryforwards expiring in 2016 through 2035. The Company recorded net excess tax benefits attributable to share-based compensation of $417,000 in stockholders’ equity. The Company was unable to recognize additional excess tax benefits of share-based compensation deductions generated because the deductions did not reduce income tax payable after considering net operating loss carryforwards. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future taxable income. At December 31, 2015 and 2014, valuation allowances of $1,422,000 and $12,193,000 have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not for certain deferred tax assets and state net operating loss carryforwards. The valuation allowances for deferred tax assets decreased by $10,771,000 in 2015, $2,000,000 in 2014 and $48,294,000 in 2013.

Anticipated Income Tax Benefit From Equity Investment Abandonment – On January 31, 2014, the Company abandoned its interest and rights in Motorsports Authentics (former 50% owned, non-controlling interest, merchandising equity investment joint venture) (MA) to focus management resources in areas that may be profitable and more productive. The Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company recognized a material income tax benefit of $49.3 million ($48.1 million as revised) at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance, and recognized tax losses reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law for full utilization of these tax losses.

The Company believes it is more likely than not that its filing position would be sustained based on its technical merits upon examination with taxing authorities that have full knowledge of all relevant information. The Company reached this conclusion based on the use of outside legal counsel and other tax consultants and the potential to utilize tax losses. Under applicable accounting guidance, tax positions are measured at the largest amount of benefit that is greater than 50 percent likely (or more likely than not) of being ultimately realized. As such, the full anticipated tax benefit was recognized because the Company believes that partial sustaining of its tax position by taxing authorities would be an unlikely outcome given the nature of the position. The Company believes it will fully utilize the associated tax losses. Should the Company’s tax position not be fully sustained if examined, an acceleration of material cash income taxes payable could occur. Any differences between the final tax outcome and amounts recorded would affect the Company’s income tax provision in the period in which such determination was made. There was no other impact on our financial statements for 2013 through 2015, and no income tax benefits were recognized in these years other than related to aforementioned Company abandonment.

Other Income Tax Benefits - As reflected above, applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Because no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, the Company’s future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $12,280,000 and $885,000 at December 31, 2015 and 2014. The 2015 increase relates primarily to deferred tax assets associated with the Company’s discontinued operation. Of those amounts, $499,000 and $885,000 is included in noncurrent other liabilities, all of which would favorably impact the Company’s effective tax rate if recognized, and $11,781,000 and $0 is included in deferred tax liabilities, at December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, management believes $239,000 and $386,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties recognized on uncertain tax positions amounted to $15,000 in 2015, $8,000 in 2014 and $73,000 in 2013, and derecognized amounts were $174,000 in 2015 and $524,000 in 2014. As of December 31, 2015 and 2014, the Company had $169,000 and $328,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2015 by the California Franchise Tax Board, and 2012 through 2015 by all other taxing jurisdictions to which the Company is subject. In 2015 and 2014, current income taxes payable of approximately $4.4 million and $20.0 million, respectively, were reduced by utilization of deferred income tax assets, including net operating losses, described above.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three years ended December 31, 2015 is as follows (in thousands):

	2015	2014	2013
Beginning of period	$885	$1,004	$1,004
Increases (decreases) for tax positions of current year	11,781	–	–
Increases for tax positions of prior years	–	–	–
Decreases for tax positions of prior years	(386)	(119)	–
Reductions for lapse of applicable statute of limitations	–	–	–
Increases (decreases) for settlements with taxing authorities	–	–	–
End of period	$12,280	$885	$1,004

9.	RELATED PARTY TRANSACTIONS

Before July 30, 2002, we made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, for various corporate purposes. The Company and Sonic Financial share various expenses in the ordinary course of business under a shared services agreement. We incurred expenses under the shared services agreement of $452,000 in 2015. In December 2014, we used $2,594,000 owed to Sonic Financial (for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996) to settle and repay amounts due from Sonic Financial. Excluding the 2014 repayment and settlement, amounts due were reduced from shared expenses, net of accrued interest by $700,000 in 2014 and $387,000 in 2013. As such, no amounts were due from or payable to Sonic Financial at December 31, 2015 and 2014.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman under annually renewable lease agreements. Rent expense amounted to $698,000 in 2015, $661,000 in 2014 and $659,000 in 2013. Amounts owed to these affiliated companies at December 31, 2015 and 2014 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which our Executive Chairman is a controlling stockholder, for an aggregate of approximately $120,000 in 2015, $268,000 in 2014 and $89,000 in 2013. Vehicles sold to SAI in 2015, 2014 or 2013 were not significant. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling approximately $913,000 in 2015, $908,000 in 2014 and $692,000 in 2013. At December 31, 2015 and 2014, $85,000 and $89,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $2,131,000 in 2015, $2,086,000 in 2014 and $1,966,000 in 2013. At December 31, 2015 and 2014, $158,000 and $143,000 was due from SAI and is reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during our events. As further described in Note 8, the Company abandoned its interest in MA on January 31, 2014, after which MA is no longer a related party. Merchandise purchases in the one month ended January 31, 2014 approximated $234,000, and in the full year 2013 approximated $600,000. Merchandise sales and event related commissions in the one month ended January 31, 2014 approximated $60,000, and in the full year 2013 approximated $2,002,000.

The foregoing related party balances as of December 31, 2015 and 2014, and transactions for the three years ended December 31, 2015 are summarized below (in thousands):

	December 31, 2015	December 31, 2014
Accounts receivable	$243	$232

	2015	2014	2013
Merchandise and vehicle purchases	$120	$502	$689
Shared services expense, net of accrued interest	452	700	387
Merchandise and vehicle sales and event related commissions	3,044	3,054	4,660
Rent expense	698	661	659

10.	LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, we are party to routine litigation incidental to our business, some of which involve material claims. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows.

TMS, in conjunction with the Fort Worth Sports Authority, has an oil and gas mineral rights lease agreement and a joint exploration agreement, which among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain prices levels are met. An upfront cash payment received in December 2011 was accreted into other operating revenue over an associated two-year agreement term on a straight-line basis, with $3,117,000 recognized in 2013 ($0 in 2015 and 2014).

An initial lease agreement was extended and oil and gas extraction commenced in 2014, entitling TMS to stipulated stand-alone and shared royalties. The lessee expanded production capacity in 2014, including an increased number of extraction wells. Under the extended lease agreement, TMS received and recognized royalty and related payments of $4,265,000 in 2015 and $3,208,000 in 2014. Such revenues have declined recently from associated market declines in natural gas price levels. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will further decline, remain steady or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts if any, or timing, of possible future royalty payments to TMS. As of December 31, 2015 and 2014, there were no receivables (not since collected) or deferred income associated with the expired or extended agreements.

Quicksilver Resources, Inc. (Quicksilver), the company with whom TMS and FWSA contracted for the exploration and extraction of natural gas, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on March 17, 2015. On April 15, 2015, the Bankruptcy Court entered a final order approving Quicksilver’s motion to continue operating in the ordinary course by honoring obligations under its oil and gas contracts (such as the contracts with TMS and the FWSA (the Contracts)) in Quicksilver’s business judgment. However, on October 6, 2015 the Bankruptcy Court entered an Order Establishing Bidding Procedure Relating to the Sale of all or a Portion of the Debtors' Assets (potentially including the Contracts). On January 22, 2016, the Bankruptcy Court approved the Asset Purchase Agreement between Quicksilver and BlueStone Natural Resources II, LLC (“BlueStone”) of substantially all of Quicksilver’s oil and gas assets in the United States. Pursuant to the Asset Purchase Agreement, BlueStone sought to purchase and assume the leases originally dated December 20, 2011 and March 7, 2013 with TMS. On February 5, 2016, TMS executed consents for BlueStone to assume the leases through the Bankruptcy Court. After approval from the Bankruptcy Court, the Company believes BlueStone will continue to perform under the leases pursuant to their terms.

11.	STOCK COMPENSATION PLANS

2013 Stock Incentive Plan –The 2013 Stock Incentive Plan (the 2013 Plan) allows the Company, among other things, to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2013 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or stock awards. To date, we have awarded restricted stock and restricted stock units under the 2013 Plan.

The 2013 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types, purchase prices, and amounts of awards granted and amend the terms, restrictions and conditions of awards. Factors considered, among others, include achievement of financial, business and performance objectives, the occurrence of specific events, time periods of continued service or other time-based restrictions. Under the 2013 Plan, 3,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2013 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options or SARs aggregating more than 300,000 shares of common stock during any calendar year; (iii) in the case of awards other than options or SARs that are intended to be “performance-based compensation”, no individual may be granted an aggregate of more than 100,000 shares of common stock during any calendar year; and (iv) with respect to any cash-based stock award that is intended to be a performance award, the maximum cash payment that may be paid during any one calendar year to an individual is $10,000,000. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. At December 31, 2015, approximately 3,152,000 shares were available for future grant.

All restricted stock and restricted stock units issued to date vest in equal installments over three years or cliff vest after five years. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement. Awards of restricted stock or restricted stock units are generally subject to forfeiture and restrictions on transferability until vested. If restricted stock and restricted stock unit award recipients cease to perform services for the Company, all shares of common stock and restricted stock units still subject to restrictions generally will be forfeited unless waived by the Compensation Committee. Recipients of restricted stock generally will have certain rights and privileges of a stockholder, including the right to vote such shares and receive dividends, if any. Recipients of restricted stock units generally will not have the rights and privileges of a stockholder, except they may be entitled to receive dividend equivalents, if so specified in the award agreements and dividends are declared.

The Compensation Committee of our Board of Directors approved grants of 35,000 restricted stock units to our Chief Executive Officer and President (former Chief Operating Officer until February 2015) and 35,000 shares of restricted stock to our Vice Chairman and Chief Financial Officer in 2015. Both grants are under the 2013 Plan, are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. An additional 65,000 restricted stock units were granted to our Chief Executive Officer and President in 2015 under the same conditions as described above except with a vesting period of five years. In 2015, 29,097 shares of both performance-based restricted stock and restricted stock units vested, and 2,545 of both shares and units were forfeited. Forfeitures in any given year result from differences between our actual results for the previous year as compared to the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. As of December 31, 2015, 67,136 restricted stock shares and 132,136 restricted stock units (both performance-based) were outstanding under the Incentive Compensation Plan.

In 2015, we also granted to non-executive management employees 75,600 shares of restricted stock that vest in equal installments over three years, and repurchased 24,754 shares of common stock from such employees for $493,000 related to settlement of income taxes on 67,132 shares that vested under the 2004 Plan and the 2013 Plan. In 2015, we also repurchased 27,910 shares of common stock for $630,000 from executive management employees to settle income taxes on 58,194 performance-based shares that vested under the 2004 Plan and the 2013 Plan. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 – The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with our stockholders and to enhance our ability to attract and retain highly qualified non-employee directors. The 2008 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2008 Formula Plan, and termination of the Formula Stock Option Plan, did not adversely affect the rights of any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan is administered by the Board of Directors, excluding non-employee directors, and expires by its terms in February 2018. The Board of Directors, excluding non-employee directors, may amend, suspend or terminate the 2008 Formula Plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the 2008 Formula Plan, 250,000 shares of SMI’s common stock are reserved for issuance and awards are in the form of restricted stock. On the first business day following each annual meeting, each standing non-employee director receives a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before our next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. In 2015, restricted stock awards granted to non-employee directors totaled 12,816 and 12,084 restricted stock awards vested during the year. All restricted stock awards were granted and vested in accordance with plan provisions. At December 31, 2015, approximately 132,000 shares were available for future grant.

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009 – The 2004 Stock Incentive Plan (the 2004 Plan), which provided equity-based incentives for attracting and retaining key employees, directors and others providing services to the Company, terminated by its terms in February 2014 and no further awards can be granted under the plan. Previously granted awards under the 2004 Plan consisted of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. All stock options granted under the 2004 Plan had an exercise price equal to the market value of the underlying common stock at grant date, expire ten years from grant date and vested immediately or in equal installments over three years, and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement. Termination of the 2004 Plan did not adversely affect rights under any outstanding awards previously granted under the plan.

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

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2015, approximately 439,000 shares were available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether participating eligible employees will be granted the right to purchase shares of common stock for the upcoming calendar year and the number of shares available for purchase. All employee grants contain the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in any calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2015, 2014 or 2013.

Share-Based Payment – We follow applicable authoritative guidance which generally requires recognizing compensation cost for the estimated grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after January 1, 2006. We generally record share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. Our practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted.

Share-based compensation cost totaled $3,383,000 in 2015, $2,610,000 in 2014 and $2,224,000 in 2013, before income taxes of $1,272,000, $1,002,000 and $818,000, respectively, and is included in general and administrative expense. For 2014, compensation cost excludes associated tax benefits of $327,000 which are reflected separately in operating activities on the Consolidated Statements of Cash Flows. Similar amounts for 2015 and 2013 were insignificant. There were no capitalized share-based compensation costs at December 31, 2015 or 2014. Our consolidated financial statements for the year ended December 31, 2015 reflect a reduction of additional paid-in capital of $1,537,000 and deferred tax assets of approximately $1,874,000 and an increase in income tax expense of $337,000 for windfall tax benefits associated with share-based compensation. Although the adjustment pertains to previous reporting periods, we believe the impact was not material to prior or current periods. As of December 31, 2015, there was approximately $4,373,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.3 years.

No stock options were granted under any of our stock compensation plans in 2015, 2014 or 2013. When stock options are granted, we estimate the fair value of stock option grants on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of our stock and other factors. We use historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant.

There were no significant changes in the characteristics of restricted stock or restricted stock units granted during 2013 through 2015 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. We believe the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

No stock options have been granted under the 2013 Plan. The following is a summary of stock option activity regarding the 2004 Plan and Formula Stock Option Plan for 2015 (shares and aggregate intrinsic value in thousands):

	2004 Stock Incentive Plan				Formula Stock Option Plan
Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	345	$24.76			120	$37.20
Granted	–	–			–	–
Exercised	(56)	15.83			–	–
Forfeited	(4)	23.54			(20)	36.71
Expired	(70)	38.97			(40)	38.18
Outstanding, December 31, 2015	215	$22.42	2.8	$781	60	$36.71	0.5	–
Exercisable, December 31, 2015	215	$22.42	2.8	$781	60	$36.71	0.5	–

As of December 31, 2015, all stock options were vested and there was no unrecognized compensation cost related to non-vested stock options granted under any of our stock compensation plans. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2015 are excluded from the aggregate intrinsic values presented above. No stock options vested in 2015, 2014 or 2013. In 2015, 2014 and 2013, 55,500, 7,500 and 7,500 stock options were exercised with an intrinsic value of $327,000, $32,000 and $23,000, respectively.

The following is a summary of non-vested restricted stock and restricted stock unit activity regarding the 2013 Plan, 2004 Plan and 2008 Formula Plan for 2015, and grant activity for 2014 and 2013 (shares and aggregate intrinsic value in thousands):

	2013 Stock Incentive Plan				2004 Stock Incentive Plan				2008 Formula Restricted Stock Plan
Non-vested Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	145	$20.86			126	$17.93			12	$18.08
Granted	211	21.82			–	–			13	25.46
Vested	(46)	20.87			(80)	17.54			(12)	18.08
Forfeited	(8)	20.70			(3)	18.96			–	–
Outstanding, December 31, 2015	302	$21.53	2.0	$6,259	43	$18.57	0.6	$896	13	$25.46	0.3	$266
Granted, 2014	145	20.86			–	–			16	18.08
Granted, 2013	–	–			140	18.54			17	17.39

As of December 31, 2015, outstanding restricted stock and restricted stock units above for the 2013 Plan include approximately 122,000 restricted stock units with an aggregate intrinsic value of $2,520,000 and a weighted-average remaining contractual term of 2.7 years, and for the 2004 Plan include approximately 10,000 restricted stock units with an aggregate intrinsic value of $218,000 and a weighted-average remaining contractual term of 0.2 year, all of which are expected to fully vest (subject to forfeiture as described above).

The following is a summary of restricted stock and restricted stock units and their associated fair values on date vested for the 2013 Plan, the 2004 Plan and the 2008 Formula Plan for 2015, 2014 and 2013 (in thousands):

	2013 Stock Incentive Plan		2004 Stock Incentive Plan		2008 Formula Restricted Stock Plan
	Number Vested	Fair Value	Number Vested	Fair Value	Number Vested	Fair Value
Year Ended December 31, 2015:
Restricted Stock	35	$721	62	$1,257	12	$303
Restricted Stock Units	11	248	18	406	–	–
Total	46	$969	80	$1,663	12	$303
Year Ended December 31, 2014:
Restricted Stock	–	–	92	$1,938	17	$299
Restricted Stock Units	–	–	27	545	–	–
Total	–	–	119	$2,483	17	$299
Year Ended December 31, 2013:
Restricted Stock	–	–	85	$1,631	17	$299
Restricted Stock Units	–	–	24	418	–	–
Total	–	–	109	$2,049	17	$299

12.	EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to our employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. Our contributions for the Plan were $379,000 in 2015, $353,000 in 2014 and $334,000 in 2013.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all our employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. Participants can designate one or more investments as the measure of investment return on their participant account, and can elect distributions in lump sum or specified periodic installments. We hold assets consisting principally of Company-owned life insurance (COLI) policies on certain plan participants for funding future participant distributions. Those are general assets of the Company subject to claims of creditors or unsecured claims. Our obligation to pay amounts deferred under this plan is impacted by rates of returns on investments selected by plan participants, is an unsecured obligation and not subject to forfeiture. Our common stock is not an investment option or plan asset. The COLI’s carrying value of $3,003,000 and $2,928,000 is reflected in non-current Other Assets and the associated deferred compensation liability of $2,910,000 and $2,823,000 is reflected in non-current Other Liabilities at December 31, 2015 and 2014, respectively, and associated earnings, losses or other changes are reflected in general and administrative expense. Our 2014 consolidated financial statements reflect general and administrative expense of $816,000 for increasing other assets by $1,561,000 and other liabilities by $2,377,000. Participants are fully vested in their contributions and associated earnings or losses credited to their individual accounts. We may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2013 through 2015.

13.	SEGMENT DISCLOSURES

Our operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at our various major speedway facilities located in the United States. Our business activities, including those of our subsidiaries, are further described in Notes 1 and 2. Our “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS oil and gas mineral rights lease and related revenues, and office rentals at certain Company speedways. All segment information below pertains to continuing operations.

Of our total revenues, approximately 81% in 2015, 81% in 2014 and 82% in 2013 were derived from NASCAR-sanctioned events. Of our total revenues, approximately 44% or $217,469,000 for 2015, 43% or $207,369,000 for 2014, and 41% or $199,014,000 for 2013 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. Segment information as presented below comports with information our chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, income taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following tables present segment information on continuing operations (in thousands):

	2015			2014			2013
	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$475,402	$21,061	$496,463	$464,166	$20,143	$484,309	$462,938	$17,711	$480,649
Depreciation and amortization (Note 4)	61,799	165	61,964	78,241	185	78,426	54,511	214	54,725
Impairment of other intangible assets and goodwill (Note 2)	98,868	–	98,868	–	–	–	89,037	–	89,037
Segment operating (loss) income	(26,668)	6,484	(20,184)	55,288	4,870	60,158	(204)	2,272	2,068
Capital expenditures	30,684	49	30,733	21,974	62	22,036	11,998	38	12,036

	December 31, 2015			December 31, 2014
Other intangibles	$298,394	–	$298,394	$394,941	–	$394,941
Goodwill	47,342	–	47,342	49,680	–	49,680
Total assets	1,515,206	$23,991	1,539,197	1,670,317	$24,164	1,694,481

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) (in thousands):

	2015	2014	2013
Total segment operating (loss) income	$(20,184)	$60,158	$2,068
Adjusted for:
Interest expense, net	(16,811)	(21,237)	(31,871)
Loss on early debt redemption and refinancing (Note 6)	(8,372)	–	(18,467)
Other income (expense), net	(862)	2,305	(293)
Consolidated (loss) income before income taxes	$(46,229)	$41,226	$(48,563)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) or Rule 15d-15(e)). Based on this evaluation and considering the material weakness in internal control over financial reporting described below in “Management's Report on Internal Control Over Financial Reporting,” the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

March 17, 2016

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

The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that we did not maintain effective control over internal financial reporting as of December 31, 2015 because a material weakness existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During our assessment, we concluded that a material weakness existed as of December 31, 2015 as we did not design and maintain effective controls over the valuation and accuracy of the accounting for income taxes. Specifically, we did not design and maintain controls over the analysis and assessment of estimates involving complex multistate-apportionment factors, tax rate computations, tax contingencies and deferred tax asset valuation allowances, and income tax effects related to business acquisitions or disposals.

The material weakness resulted in the revision of the Company’s annual financial statements for the years ended December 31, 2014 and 2013, and the interim financial information for the interim periods ended March 31, 2015 and 2014, June 30, 2015 and 2014, and September 30, 2015 and 2014. Additionally, this material weakness could have resulted in a material misstatement of account balances or disclosures that would have resulted in a misstatement of the annual or interim consolidated financial statements that would not have been prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plans

The Company engaged an independent third-party firm with income tax specialists to assist in the review and analysis of the Company’s interim and annual income tax provision methodology, computations and financial reporting, and the expanded use of outside legal tax counsel. These efforts contributed to management identifying the internal control weakness in the fourth quarter of 2015. The Company is continuing to further strengthen controls for income taxes in 2016 with the use of enhanced information technology and software for income tax accounting and reporting, and expanded use of the independent third-party firm and outside legal tax counsel.

Changes in Internal Control over Financial Reporting

The remediation actions set forth above in “Remediation Plans” were changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Director-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 19, 2016 (the Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is furnished by incorporation by reference to all information under the captions titled “2015 Executive Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

4.3	Forms of 6¾% Senior Notes due 2019 (included in the 2019 Senior Notes Indenture) (incorporated by reference to Exhibit 4.1 of the February 3, 2011 Form 8-K).

4.4	Indenture dated as of January 27, 2015 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2023 Senior Notes Indenture”) (incorporated by reference to Exhibit 4.2 to SMI’s Registration Statement on Form S-4 filed April 23, 2015 (File No. 333-203590) (the “2015 Form S-4”)).

4.5	Forms of 5.125% Senior Notes due 2023 (included in the 2023 Senior Notes Indenture referenced in Exhibit 4.1 above and incorporated by reference to Exhibit 4.2 to the 2015 Form S-4).

4.6	Registration Rights Agreement dated as of January 27, 2015 by and among SMI, the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to the 2015 Form S-4).

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

10.9

Amended and Restated Credit Agreement dated as of December 29, 2014 by and among SMI and Speedway Funding, LLC, as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (the “2014 Credit Agreement”)(incorporated by reference to Exhibit 10.9 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”)).

10.10

Amended and Restated Pledge Agreement dated as of December 29, 2014 by and among SMI and the subsidiaries of SMI that are guarantors under the 2014 Credit Agreement, as pledgers, and Bank of America, N.A., as agent for the lenders and a lender under the 2014 Credit Agreement (incorporated by reference to Exhibit 10.10 to the 2014 Form 10-K).

10.11	Purchase Agreement dated January 22, 2015 by and among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Suntrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 10.11 to the 2015 Form S-4).

*10.12	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 2, 2002 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed April 25, 2002).

*10.13	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of March 1, 2004 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 23, 2004).

*10.14	Speedway Motorsports, Inc. 2004 Stock Incentive Plan Amended and Restated as of February 10, 2009 (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed on March 20, 2009).

*10.15

Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2004 (the “December 14, 2004 Form 8-K”)).

*10.16	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 99.2 to the December 14, 2004 Form 8-K).

*10.17	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed October 23, 2006).

*10.18

Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed on April 27, 2012).

*10.19	Speedway Motorsports, Inc. Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 21, 2007).

*10.20

Speedway Motorsports, Inc. Deferred Compensation Plan as Amended and Restated, Effective January 1, 2012 (incorporated by reference to Exhibit 10.38 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.21

Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors Amended and Restated as of April 17, 2012 (the “Amended and Restated 2008 Formula Restricted Stock Plan”) (incorporated by reference to Exhibit 99.1 to SMI’s Registration Statement on Form S-8 filed on May 3, 2012 (file No. 333-181127) (the “2012 Form S-8”)).

*10.22	Restricted Stock Agreement under the Amended and Restated 2008 Formula Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to the 2012 Form S-8).

*10.23	Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 22, 2013).

*10.24

Form of Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Registration Statement on Form S-8 filed on August 5, 2013 (file No. 333-190374) (the “2013 Form S-8”)).

*10.25	Form of Performance-Based Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the 2013 Form S-8).

*10.26	Form of Restricted Stock Unit Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the 2013 Form S-8).

*10.27	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the 2013 Form S-8).

*10.28	Form of Stock Appreciation Rights Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.6 to the 2013 Form S-8).

*10.29	Form of Incentive Stock Option Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.7 to the 2013 Form S-8).

*10.30	Form of Nonstatutory Stock Option Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.8 to the 2013 Form S-8).

21.1	Subsidiaries of SMI.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL.

* Management compensation contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	March 17, 2016

BY: /s/ MARCUS G. SMITH
Marcus G. Smith
Chief Executive Officer
(principal executive officer) and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ O. BRUTON SMITH	Executive Chairman and Director	March 17, 2016
O. Bruton Smith

/s/ MARCUS G. SMITH	Chief Executive Officer (principal executive officer),	March 17, 2016
Marcus G. Smith	President and Director

/s/ WILLIAM R. BROOKS	Vice Chairman, Chief Financial Officer and Treasurer	March 17, 2016
William R. Brooks	(principal financial officer and accounting officer) and Director

/s/ BERNARD C. BYRD, JR.	Director	March 17, 2016
Bernard C. Byrd, Jr.

/s/ MARK M. GAMBILL	Director	March 17, 2016
Mark M. Gambill

/s/ JAMES P. HOLDEN	Director	March 17, 2016
James P. Holden

/s/ TOM E. SMITH	Director	March 17, 2016
Tom E. Smith