Form 10-Q
period 2016-03-31
SPEEDWAY MOTORSPORTS INC
filed 2016-04-28
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [  ]Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of April 28, 2016, there were 41,205,547 shares of the registrant’s common stock outstanding.

Cautionary Note Regarding Forward-looking Statements - This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2015 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, income taxes, sponsorships, financing needs and costs, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in our Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

Certain Information - The Company’s website where you can find more information is located at www.speedwaymotorsports.com. We make available free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the SEC. Our SEC filings are publicly available at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. We post on our website the charters of our Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (NYSE) regulations. Please note that our website is provided as an inactive textual reference only. Information provided on our website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting stockholder by contacting our corporate secretary at our company offices.

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$79,273	$82,010
Accounts and notes receivable, net	55,188	39,783
Prepaid and refundable income taxes	8,570	8,520
Inventories, net	9,738	8,711
Prepaid expenses	4,098	3,862
Total Current Assets	156,867	142,886
Notes Receivable	1,264	1,303
Other Assets	29,428	29,622
Property and Equipment, Net	1,028,192	1,019,650
Other Intangible Assets, Net	298,394	298,394
Goodwill	47,342	47,342
Total	$1,561,487	$1,539,197

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,657	$7,677
Accounts payable	16,316	12,112
Deferred race event and other income, net	92,306	57,549
Accrued interest	1,724	4,291
Accrued expenses and other current liabilities	20,767	26,740
Total Current Liabilities	138,770	108,369
Long-term Debt	311,549	313,706
Deferred Income, Net	4,412	4,581
Deferred Income Taxes, Net	321,457	321,046
Other Liabilities	6,706	6,655
Total Liabilities	782,894	754,357
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,208,000 in 2016 and 41,235,000 in 2015	458	458
Additional Paid-in Capital	256,161	255,294
Retained Earnings	623,727	629,115
Treasury Stock at cost, shares – 4,612,000 in 2016 and 4,520,000 in 2015	(101,753)	(100,027)
Total Stockholders’ Equity	778,593	784,840
Total	$1,561,487	$1,539,197

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31:
	2016	2015
Revenues:
Admissions	$15,439	$18,752
Event related revenue	21,730	22,270
NASCAR broadcasting revenue	37,447	36,319
Other operating revenue	8,560	7,933
Total Revenues	83,176	85,274

Expenses and Other:
Direct expense of events	13,060	14,870
NASCAR event management fees	22,298	21,619
Other direct operating expense	5,589	4,838
General and administrative	24,074	23,091
Depreciation and amortization	13,371	13,335
Interest expense, net	3,339	6,257
Loss on early debt redemption and refinancing (Note 5)	–	8,372
Other expense (income), net	68	(390)
Total Expenses and Other	81,799	91,992

Income (Loss) Before Income Taxes	1,377	(6,718)
(Provision) Benefit for Income Taxes	(516)	2,319
Net Income (Loss)	$861	$(4,399)

Basic Earnings (Loss) Per Share (Note 6)	$0.02	$(0.11)
Weighted Average Shares Outstanding	41,227	41,338

Diluted Earnings (Loss) Per Share (Note 6)	$0.02	$(0.11)
Weighted Average Shares Outstanding	41,244	41,376

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2016	41,235	$458	$255,294	$629,115	$(100,027)	$784,840
Net income	—	—	—	861	—	861
Share-based compensation	65	—	867	—	—	867
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,249)	—	(6,249)
Repurchases of common stock	(92)	—	—	—	(1,726)	(1,726)
Balance, March 31, 2016	41,208	$458	$256,161	$623,727	$(101,753)	$778,593

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	March 31:
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$861	$(4,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred loan cost amortization	373	508
Gain on disposals of property and equipment and insurance recovery	(12)	(488)
Interest expense accretion of debt discount and premium, net	-	(149)
Depreciation and amortization	13,371	13,335
Amortization of deferred income	(193)	(176)
Deferred income tax provision	415	(2,319)
Share-based compensation	867	796
Changes in operating assets and liabilities:
Accounts and notes receivable	(15,405)	(25,273)
Prepaid, refundable and accrued income taxes	(50)	54
Inventories	(1,027)	(1,713)
Prepaid expenses	(236)	(602)
Accounts payable	591	5,457
Deferred race event and other income	34,765	33,609
Accrued interest	(2,567)	(5,193)
Accrued expenses and other liabilities	(5,973)	(4,975)
Deferred income	16	84
Other assets and liabilities	(155)	162
Net Cash Provided By Operating Activities	25,641	8,718
Cash Flows from Financing Activities:
Borrowings under long-term debt	-	250,000
Principal payments on long-term debt	(2,177)	(250,375)
Payment of debt refinancing costs	-	(3,629)
Dividend payments on common stock	(6,249)	(6,233)
Exercise of common stock options	-	285
Repurchases of common stock	(1,726)	(2,010)
Net Cash Used By Financing Activities	(10,152)	(11,962)
Cash Flows from Investing Activities:
Payments for capital expenditures	(18,355)	(6,089)
Payment for other non-current assets	-	(197)
Proceeds from sales of property and equipment and insurance recovery	-	491
Repayment of notes and other receivables	39	37
Net Cash Used By Investing Activities	(18,316)	(5,758)
Net Decrease in Cash and Cash Equivalents	(2,827)	(9,002)
Change in cash collected for and payable to third party, cash not provided or used by operating activities (Note 2)	90	513
Cash and Cash Equivalents at Beginning of Period	82,010	110,046
Cash and Cash Equivalents at End of Period	$79,273	$101,557

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$5,949	$11,497
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	3,540	(484)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operating subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Speedway Sonoma LLC (Sonoma Raceway or SR), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entity (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. See Notes 1 and 2 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K (2015 Annual Report) for further description of our business operations, properties and scheduled events.

Racing Events – In 2016, we plan to hold 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association (NHRA), one Automobile Racing Club of America (ARCA) and three World of Outlaws (WOO) racing events. In 2015, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO events.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2015 Annual Report. In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company's motorsports business. See Note 2 to the Consolidated Financial Statements in our 2015 Annual Report for further discussion of significant accounting policies.

Quarterly Reporting – We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at our speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of our motorsports business. The more significant racing schedule change for the three months ended March 31, 2016 as compared to 2015 includes:

•	CMS held one major NHRA racing event in the first quarter 2015 that is being held in the second quarter 2016
•	Poor weather resulted in delaying the start of the NASCAR Sprint Cup race held at Las Vegas Motor Speedway in the first quarter 2016

Income Taxes – The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. See Notes 2 and 8 to the Consolidated Financial Statements in our 2015 Annual Report for additional information on our accounting for income taxes.

The effective income tax rate for the three months ended March 31, 2016 and 2015 was 37.5% and 34.5%, respectively. The 2015 effective tax rate was reduced by adjustments to certain deferred tax assets, and was 37.1% excluding such adjustments. The Company paid cash of $200,000 and $0 for income taxes in the three months ended March 31, 2016 and 2015.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $12,280,000 as of March 31, 2016 and December 31, 2015, $11,781,000 of which relates to deferred tax assets associated with the Company’s discontinued operation. At March 31, 2016 and December 31, 2015, $499,000 of those amounts is included in noncurrent other liabilities and $11,781,000 is included in deferred tax liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. As of March 31, 2016 and December 31, 2015, management believes $239,000 of unrecognized tax benefits will be recognized within the next twelve months. During the three months ended March 31, 2016 and 2015, the Company recognized $4,000 and $7,000 of interest and penalties associated with unrecognized tax benefits. As of March 31, 2016 and December 31, 2015, the Company had $173,000 and $169,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2015 by the California Franchise Tax Board, and 2012 through 2015 by all other taxing jurisdictions to which the Company is subject.

Anticipated Income Tax Benefit From Equity Interest Abandonment – On January 31, 2014, the Company abandoned its interest and rights in Motorsports Authentics (former 50% owned, non-controlling interest, merchandising equity investment joint venture) (MA) to focus management resources in areas that may be profitable and more productive. The Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company recognized a material income tax benefit of $48.1 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance, and recognized tax losses reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law for full utilization of these tax losses. The Company reduced income taxes payable by approximately $16.6 million through both March 31, 2016 and December 31, 2015, through utilization of deferred income tax assets, including net operating losses, related to the abandonment.

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

Other Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Because no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, the Company’s future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended March 31, 2016 and 2015 amounted to $366,000 and $477,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $1,927,000 and $2,283,000 in the three months ended March 31, 2016 and 2015. There were no deferred direct-response advertising costs at March 31, 2016 or December 31, 2015.

Fair Value of Financial Instruments – We follow applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts and notes receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes and other receivables and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt bears interest approximating market rates or where non-interest bearing is discounted based on estimated current cost of borrowings; therefore, carrying values approximate market value. There have been no changes or transfers between category levels or classes. The following table presents estimated fair values and categorization levels of our financial instruments as of March 31, 2016 and December 31, 2015 (in thousands):

			March 31, 2016		December 31, 2015
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$79,273	$79,273	$82,010	$82,010
Cash surrender values	2	NR	8,715	8,715	8,551	8,551

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	118,000	118,000	120,000	120,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	205,750	200,000	199,000
Other long-term debt	2	NR	1,206	1,206	1,383	1,383

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Deferred Income, Other Arrangements – BMS plans to host two collegiate football games in September 2016, one of which is expected to be substantially larger due to team standings and public interest. Under the similar accounting policy for our racing events described above, we plan to continue to defer advance revenues and direct expenses pertaining to this event until held. Advance revenues and associated direct expenses are reflected in current “Deferred race event and other income, net” as of March 31, 2016 and December 31, 2015.

Consolidated Statements of Cash Flows – At times, we collect and temporarily hold cash on behalf of our third-party food and beverage concessionaire which is not remitted until after period end and is presented separately from cash flows from operating activities on the Consolidated Statements of Cash Flows. There are no specific limitations, restrictions or other holding requirements for such cash.

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

The FASB issued Accounting Standards Update No. 2015-03 "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the associated carrying amount, similar to debt discounts. In August 2015, the FASB issued Update No. 2015-15 “Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which provides guidance on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and indicating the SEC staff would not object to entities deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over line-of-credit arrangement terms even if there are no outstanding borrowings. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company has chosen to continue deferring and presenting debt issuance costs as an asset and amortize deferred debt issuance costs ratably over line-of-credit arrangement terms. As such, adoption had no impact on its financial statements.

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

The FASB issued Accounting Standards Update 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The guidance is effective for the Company in the first quarter of 2017. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	March 31,	December 31,
	2016	2015
Finished race cars, parts and accessories	$5,070	$5,542
Souvenirs and apparel	3,883	2,550
Micro-lubricant® and other	785	619
Total	$9,738	$8,711

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Annual Assessment – The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2015 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Management's latest annual assessment in the second quarter 2015 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units. Management also considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements (the Company had agreements with NASCAR to annually conduct thirteen Sprint Cup, eleven Xfinity and eight Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Among other factors, the latest assessment assumes projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management fees, based on historical and anticipated rates which are supported by recently negotiated multi-year contracts. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives.

Second Quarter 2015 Impairment – In the second quarter 2015, we recorded sizable non-cash impairment charges to reduce the carrying value of non-amortizable race date event sanctioning and renewal agreements associated with NHMS, and goodwill associated with certain event souvenir merchandising activities. These charges resulted from our 2015 annual impairment assessment, which found the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for material non-amortizable race date event sanctioning and renewal agreements associated with NHMS. NHMS was acquired in 2008 largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. The 2015 evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events held at NHMS. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans and appealing “at-home viewing” experiences. As a result, the Company lowered its expectations for forecasted growth rates for certain revenues and profit recovery. As such, a non-cash impairment charge of $96,530,000, before income tax benefits of $34,569,000, was reflected in the second quarter 2015 to reduce the race date intangible assets to estimated fair value. Our 2015 annual assessment also indicated that goodwill associated with SMI Trackside, which conducts event souvenir merchandising at our and other third-party speedways, was impaired because of potentially unfavorable developments associated with NASCAR’s announced industry changes to the trackside merchandising business model. As such, a non-cash impairment charge of $2,338,000, before income tax benefits of $885,000, was reflected in the second quarter 2015 to reduce associated goodwill to an estimated fair value of $0.

These impairment charges pertain to the Company’s “motorsports event related” reporting segment. Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. There have since been no other events or circumstances that indicate possible impairment, and management believes the Company’s operational and cash flow forecasts support its conclusions that no unrecognized impairment exists as of March 31, 2016. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information – There were no changes in the gross carrying value of goodwill or other intangible assets during the three months ended March 31, 2016. The carrying amounts for goodwill and other intangible assets include accumulated impairments of $148.6 million and $99.9 million at both March 31, 2016 and December 31, 2015. The gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$298,383	—	$298,383	$298,383	—	$298,383		—
Amortizable race event sanctioning and renewal agreements	100	$(89)	11	100	$(89)	11	5	-	6
Total	$298,483	$(89)	$298,394	$298,483	$(89)	$298,394

5. LONG-TERM DEBT

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn in March 2015 and repaid in the second quarter 2015) (the Term Loan or Term Loans); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis ($7,500,000 for fiscal 2016).

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

During the three months ended March 31, 2016, the Company repaid $2,000,000 of Term Loan borrowings. During the three months ended March 31, 2015, the Company borrowed $50,000,000 under the Term Loan for partial funding of the 2019 Senior Notes redemption as further described below. At March 31, 2016 and December 31, 2015, outstanding borrowings under the Credit Facility were $118,000,000 and $120,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $840,000 and $845,000. As of March 31, 2016, the Company had availability for borrowing up to an additional $99,160,000, including up to an additional $49,160,000 in letters of credit, under the revolving Credit Facility, and $50,000,000 under the delayed draw term loan provision.

2023 Senior Notes – We completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the 2023 Senior Notes). The 2023 Senior Notes were issued at par, and net proceeds after commissions and fees of approximately $196,816,000 were used to fund a portion of the March 2015 redemption of 2019 Senior Notes as described below. We completed an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1.

2015 Early Redemption of 2019 Senior Notes – We redeemed all outstanding 6.75% Senior Notes due in 2019 in aggregate principal of $250,000,000 (the 2019 Senior Notes) at 103.375% of par plus accrued interest in March 2015. The 2019 Senior Notes were scheduled to mature in February 2019. We used net proceeds of the 2023 Senior Notes, $50,000,000 of delayed draw Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption, including redemption premium and transaction costs. We recognized a first quarter 2015 charge to earnings of $8,372,000, before income taxes of approximately $3,106,000, for associated redemption premium, unamortized net deferred loan costs and transaction costs of $3,134,000, net of issuance premium of $3,200,000.

Other Notes Payable – At March 31, 2016 and December 31, 2015, long-term debt includes a 3% interest bearing debt obligation of $1,206,000 and $1,383,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. The Company was in compliance with all applicable covenants under these debt agreements as of March 31, 2016. See Note 6 to the Consolidated Financial Statements included in our 2015 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

Subsidiary Guarantees – Amounts outstanding under the Credit Facility and 2023 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently minor). These guarantees are full and unconditional and joint and several with the 2023 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended
	March 31:
	2016	2015
Gross interest costs	$3,564	$6,365
Less: capitalized interest costs	(182)	(61)
Interest expense	3,382	6,304
Interest income	(43)	(47)
Interest expense, net	$3,339	$6,257
Weighted-average interest rate on Credit Facility borrowings	1.9%	1.9%

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

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted income (loss) per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended
	March 31:
	2016	2015
Net income (loss) applicable to common stockholders and assumed conversions	$861	$(4,399)

Weighted average common shares outstanding	41,227	41,338
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	17	38
Weighted average common shares outstanding and assumed conversions	41,244	41,376

Basic income (loss) per share	$0.02	$(0.11)
Diluted income (loss) per share	$0.02	$(0.11)
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	134	163

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2016, the Company repurchased 61,000 shares of common stock for $1,137,000. As of March 31, 2016, the Company could repurchase up to an additional 633,000 shares under the current authorization. During the three months ended March 31, 2016, the Company repurchased approximately 31,000 shares of common stock for $588,000 from management employees to settle income taxes on 64,000 restricted shares that vested during the period. As of and through March 31, 2016, treasury stock includes 245,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – On February 17, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6,249,000, which was paid on March 18, 2016 to shareholders of record as of March 1, 2016. On April 19, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 6, 2016 to shareholders of record as of May 16, 2016. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, share various expenses in the ordinary course of business under a shared services agreement. For the three months ended March 31, 2016 and 2015, the Company incurred expenses of $217,000 and $129,000 under the shared services agreement. Amounts due from or payable to Sonic Financial at March 31, 2016 or December 31, 2015 were not significant.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Company's Executive Chairman and our Chief Executive Officer under annually renewable lease agreements. Rent expense amounted to $182,000 and $167,000 in the three months ended March 31, 2016 and 2015. Amounts owed to these affiliated companies at March 31, 2016 or December 31, 2015 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company's Executive Chairman is also SAI’s Executive Chairman and both he and the Company’s Chief Executive Officer are controlling stockholders, for an aggregate of $39,000 and $23,000 in the three months ended March 31, 2016 and 2015. There were no vehicles sold to SAI in the three months ended March 31, 2016 and 2015. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $282,000 and $161,000 in the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, approximately $186,000 and $85,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $586,000 and $550,000 in the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, approximately $213,000 and $158,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of March 31, 2016 and December 31, 2015 and transactions for the three months ended March 31, 2016 and 2015 are summarized below (in thousands):

	2016	2015
Accounts receivable	$399	$243

Merchandise and vehicle purchases	39	23
Shared services expense	217	129
Merchandise sales	868	711
Rent expense	182	167

8. LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, we are party to routine litigation incidental to our business, some of which involve material claims. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows.

TMS, in conjunction with the Fort Worth Sports Authority, has a natural gas mineral rights lease agreement and a joint exploration agreement which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain prices levels are met. During the three months ended March 31, 2016 and 2015, TMS received and recognized royalty payments of $627,000 and $1,255,000 ($4,265,000 in the full year 2015) under the lease agreement.

An initial lease agreement was extended and natural gas extraction commenced in 2014, entitling TMS to stipulated stand-alone and shared royalties. The lessee expanded production capacity in 2014, including an increased number of extraction wells. Such revenues have declined recently from associated market declines in natural gas price levels. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will further decline, remain steady or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts, if any, or timing of possible future royalty payments to TMS. As of March 31, 2016 and December 31, 2015, there were no receivables (not since collected) or deferred income associated with the expired or extended agreements.

Quicksilver Resources, Inc. (Quicksilver), the company with whom TMS and FWSA contracted for the exploration and extraction of natural gas, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on March 17, 2015. On April 15, 2015, the Bankruptcy Court entered a final order approving Quicksilver’s motion to continue operating in the ordinary course by honoring obligations under its oil and gas contracts (such as the contracts with TMS and the FWSA (the “Contracts”)) in Quicksilver’s business judgment. However, on October 6, 2015 the Bankruptcy Court entered an Order Establishing Bidding Procedure Relating to the Sale of all or a Portion of the Debtors' Assets (potentially including the Contracts). On January 22, 2016, the Bankruptcy Court approved the Asset Purchase Agreement between Quicksilver and BlueStone Natural Resources II, LLC (“BlueStone”) of substantially all of Quicksilver’s oil and gas assets in the United States. Pursuant to the Asset Purchase Agreement, BlueStone sought to purchase and assume the leases originally dated December 20, 2011 and March 7, 2013 with TMS. On February 5, 2016, TMS executed consents for BlueStone to assume the leases through the Bankruptcy Court. BlueStone is now obligated to perform under the leases pursuant to their exact terms. The Quicksilver bankruptcy will continue, but will no longer affect the leases with TMS and FWSA as those have now been assumed by BlueStone.

9. STOCK COMPENSATION PLANS

See Note 11 to the Consolidated Financial Statements in our 2015 Annual Report for additional information and terms of the Company’s stock compensation plans.

2013 Stock Incentive Plan – The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President (former Chief Operating Officer until February 2015) and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the three months ended March 31, 2016 and 2015. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. An additional 65,000 restricted stock units were granted to the Company’s Chief Executive Officer and President in the three months ended March 31, 2015 under the same conditions as described above except with a vesting period of five years. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan for the indicated periods (shares in thousands):

	Three Months Ended March 31:
	2016		2015
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	67	132	64	64
Granted	35	35	35	100
Vested	(32)	(32)	(29)	(29)
Forfeited	(2)	(6)	(3)	(3)
Outstanding, end of period	68	129	67	132

In the three months ended March 31, 2016 and 2015, the Company repurchased 31,000 and 28,000 shares of common stock for $588,000 and $630,000 from executive management employees to settle income taxes on 64,000 and 58,000 shares that vested during the period, respectively.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 –The Company awarded 3,994 shares of restricted stock to each of the Company’s four non-employee directors in April 2016. An aggregate of 12,816 shares granted to non-employee directors in April 2015 vested in April 2016, and 16,112 shares granted in April 2014 vested in April 2015. All restricted stock awards were granted and vested in accordance with plan provisions.

Share-Based Payments –There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2016 or 2015 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the three months ended March 31, 2016 or 2015. No stock options were exercised in the three months ended March 31, 2016. A total of 18,000 stock options previously granted under the 2004 Plan were exercised in the three months ended March 31, 2015 at an exercise price of $15.83.

Share-based compensation cost for the three months ended March 31, 2016 and 2015 totaled $867,000 and $796,000, before income taxes of $325,000 and $295,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2016 or December 31, 2015. As of March 31, 2016, there was approximately $4,796,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.2 years. As of March 31, 2016, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business activities, including those of its subsidiaries, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2015 Annual Report. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS natural gas mineral rights lease and related revenues, and office rentals at certain Company speedways.

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

	Three Months Ended March 31:
	2016			2015
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$77,276	$5,900	$83,176	$79,500	$5,774	$85,274
Depreciation and amortization	13,328	43	13,371	13,290	45	13,335
Segment operating income	3,381	1,403	4,784	5,645	1,876	7,521
Capital expenditures	18,329	26	18,355	6,070	19	6,089

	March 31, 2016			December 31, 2015
Other intangibles	$298,394	–	$298,394	$298,394	–	$298,394
Goodwill	47,342	–	47,342	47,342	–	47,342
Total assets	1,537,034	$24,453	1,561,487	1,515,206	$23,991	1,539,197

The following table reconciles segment operating income above to consolidated income or loss before income taxes (in thousands):

	Three Months Ended
	March 31:
	2016	2015
Total segment operating income	$4,784	$7,521
Adjusted for:
Interest expense, net	(3,339)	(6,257)
Loss on early debt redemption and refinancing (Note 5)	-	(8,372)
Other (expense) income, net	(68)	390
Consolidated income (loss) before income taxes	$1,377	$(6,718)

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

Seasonality and Quarterly Results

In 2016, we plan to hold 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2015, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO events.

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The profitability of similar series events, particularly NASCAR Sprint Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. The operating results for the three months ended March 31, 2016 and 2015 are not indicative of results that may be expected for future periods because of such seasonality.

Set forth below is certain comparative summary information with respect to our scheduled major NASCAR-sanctioned racing events (Sprint Cup and Xfinity Series) for 2016 and 2015:

	Number of scheduled major NASCAR-sanctioned events
	2016	2015
1st Quarter	4	4
2nd Quarter	8	8
3rd Quarter	8	8
4th Quarter	4	4
Total	24	24

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere as indicated.

Significant Items Discussed Elsewhere in Indicated Sections of this Report:

•	Expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement through 2024 (discussed below in “Liquidity”)
•	Our long-term, multi-year contracted revenues are significant (discussed below in “Liquidity”)
•	Reduced interest costs from 2015 debt refinancing and redemption transactions (discussed below in Liquidity”)
•	Income tax benefits from 2014 abandoned interest in Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)
•	Repurchases of common stock and dividends (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program” and “Dividends”)
•	Unrecognized compensation cost for non-vested share based payments (discussed in Note 9 to the Consolidated Financial Statements)

General Factors and Current Operating Trends – Our year-to-date results for the 2016 race season reflect lower admission revenues at our speedways on a comparable event basis. However, certain event related revenue categories reflect stabilizing or higher revenues, including higher track rental and driving school revenues as compared to last year. Management believes admissions and certain event related revenues for LVMS racing events were negatively impacted by unfavorable exchange rates between US and Canada currencies, and poor weather surrounding their NASCAR Sprint Cup racing event held in the first quarter 2016. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs. Management also believes that although lower fuel prices are having some positive impact on admissions, many of our revenue categories continue to be negatively impacted by ongoing uncertain (although improving) consumer and corporate spending, high underemployment in certain demographic groups, absence of a stronger middle class economic recovery, high food and health-care costs, and other economic factors.

For many of our 2016 events, management has lowered certain ticket prices and continues to maintain many reduced ticket prices and offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of somewhat difficult economic conditions. Many of our fans are purchasing tickets closer to event dates. We have promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles, management believes these are prudent measures in the current operating environment.

Motorsports Promotion is a Competitive Industry – Motorsports promotion is a competitive industry. We compete with others in the motorsports industry and with all forms of professional, collegiate and amateur spring, summer and fall sports - locally, regionally and nationally - as well as other forms of leisure and recreational entertainment activities. We compete with new and expanding entertainment options that are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing digital video recorder (“DVR”) use and expanding media, internet and on-demand content, particularly for Sprint Cup and Xfinity Series racing events, both of which are increasingly influenced by changing demographics. As such, we continue to increase and expand our promotional efforts and initiatives as further discussed below in “Ongoing Expanded Marketing and Promotional Efforts”.

Ongoing Expanded Marketing and Promotional Efforts – Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increases. We continue to increase and expand our promotional efforts and initiatives. Also, we, NASCAR and the television broadcasters continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and new technology that appeals to younger fans, families and the changing demographics. We are increasingly investing in social media advertising, interactive fan “intelligence” mobile phone applications, real-time marketing and entertainment, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets.

We recognize the increasing importance of providing our fans with compelling entertainment experiences that cannot be duplicated at home or other venues. We collaborated with Panasonic to install the world’s largest outdoor, center-hung high-definition video board at BMS, this in addition to our installing two of the world’s largest high-definition video boards at CMS and TMS. These video boards significantly enhance the entertainment experience of fans at our events, and provide expanded promotional opportunities. We are nearing completion of installing distributed antenna systems (DAS) or comparable technology at each of our speedways. This new technology should provide our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, would also provide infrastructure for expanding wireless internet coverage and applications. We believe this high-end technology transforms the race experience for our fans, and helps attract younger and new fans.

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

In 2016, NASCAR announced new rules applicable to the base racecar package, which include a 3.5-inch spoiler, a 0.25-inch front leading splitter edge and a 33-inch wide radiator pan. The new lower downforce rules package includes more off-throttle time for drivers and decreasing corner speeds. This should generate more passing zones over the entire track, and allow for multiple tire combinations. In addition to the base package, each track continues to feature specific rules, including tire combinations and drive train configurations, to create the best racing for each track length, layout and surface. The “Chase” format has been extended to the NASCAR Xfinity and NASCAR Camping World Truck Series in 2016. Each series will feature a seven-race “Chase” to decide its respective champion. NASCAR has introduced an exciting new “heat racing” format at certain Xfinity Series races, including our April 2016 race at BMS. NASCAR is also considering using this new racing format in its Sprint Cup Series. NASCAR continues to make other changes to increase racing competition and fan excitement such as a new points system, changes in field sizes, larger “restart zones”, new “overtime” procedures for finishing races and modified qualifying practices. Also, NASCAR announced team owner Charter agreements for its NASCAR Sprint Cup Series. The nine-year agreements grant NASCAR Sprint Cup Series Charters to 36 teams, establish a Team Owner Council that has formal input into decisions, and is designed to provide Charter teams with more stability and new revenue opportunities, including a greater interest in digital operations. Each Charter team owner has a guaranteed entry into the field of every NASCAR Sprint Cup Series points race.

NASCAR announced various new 2015 rules for Sprint Cup Series racing, including the use of tapered spacer plates to reduce horsepower by up to 200 HP, a “high-drag” aerodynamics package for certain races to enhance drafting and “pack-racing” (and reduced spoiler sizes for certain other races) and softer tires, among other changes, to enhance overall on-track racing competition. NASCAR increased the length of restart zones for several races to better control restarts. NASCAR continues to explore the benefits of reducing the number of drivers in the racing field, new engine packages and other racecar changes in ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers. NASCAR also periodically changes racecar set-ups, spoilers and other configurations to increase racing competition. The competitiveness in Sprint Cup Series races, the closeness of championship points racing, racecar driver popularity, and the success of NASCAR racing in general, can significantly impact attendance at our events and our operating results. See “Risk Factors” in our 2015 Annual Report for additional information on the impact that competition, popularity, sanctioning body and other changes, and the success of NASCAR racing in general can have on our operating results.

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

As discussed above, we continue to increase our promotional activities to help offset the ongoing impact of economic and market conditions. Our corporate and other customers are increasingly involved in diversified non-motorsports industries. The ten-year, multi-platform and media partnership broadcasting and digital rights agreements between NASCAR and media powerhouses FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and media awareness for all three NASCAR racing series, as well as corporate marketing appeal. We believe these media powerhouses provide broad marketing continuity and exposure to widening demographic audiences. We believe their increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions benefits motorsports in general, similar to that provided for other major sports.

While the direction and strength of the United States economy appear to be improving, uncertainty remains as to its recovery strength and duration, as well as for other foreign countries. Many fans from other countries, particularly Canada, travel to our speedways, particularly Las Vegas and New Hampshire. Fluctuations in currency exchange rates can impact consumer spending sentiment and travel decisions, particularly when unfavorable relative to US currency as Canada’s is at this time. The upcoming Presidential election could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact our operations. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. See the “Risk Factors” in our 2015 Annual Report for additional information on ongoing economic conditions and geopolitical risks.

Reaffirmed 2016 Earnings Guidance – In connection with our first quarter 2016 earnings release, management reaffirmed its previous full year 2016 guidance of $0.90-$1.10 per diluted share from continuing operations, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing uncertain economic conditions, among other factors. Potential higher fuel, health-care and food costs and continuing underemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below, along with the “Near-term Operating Factors” described above, help in understanding and comparing our results of operations. The more significant racing schedule change for the three months ended March 31, 2016 as compared to 2015 includes:

•	CMS held one major NHRA racing event in the first quarter 2015 that is being held in the second quarter 2016
•	Poor weather resulted in delaying the start of the NASCAR Sprint Cup race held at Las Vegas Motor Speedway in the first quarter 2016

Non-GAAP Financial Information and Reconciliation – Net income and diluted earnings per share as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. Non-GAAP income and diluted earnings per share are derived by adjusting GAAP basis amounts as indicated below. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP, all net of taxes. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. See the indicated Notes to the Consolidated Financial Statements for additional information on these non-GAAP adjustments.

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

	Three Months Ended
	March 31:
	2016	2015
Net income (loss) using GAAP	$861	$(4,399)
Loss on early debt redemption and refinancing (Note 5)	--	5,266
Interim interest expense (Note 5)	--	1,062
Non-GAAP net income	$861	$1,929

Consolidated diluted earnings (loss) per share using GAAP	$0.02	$(0.11)
Loss on early debt redemption and refinancing	--	0.13
Interim interest expense	--	0.03
Non-GAAP diluted earnings per share	$0.02	$0.05

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Total Revenues for the three months ended March 31, 2016 decreased by $2.1 million, or 2.5%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2016 decreased by $3.3 million, or 17.7%, from such revenue for the same period last year. This decrease is due to CMS holding a major NHRA racing event in the first quarter 2015 that is being held in the second quarter 2016, and to lower overall attendance at NASCAR racing events held at LVMS on a comparable year-over-year event basis.

Event Related Revenue for the three months ended March 31, 2016 decreased by $540,000, or 2.4%, from such revenue for the same period last year. This decrease is due primarily to CMS holding a major NHRA racing event in the first quarter 2015 that is being held in the second quarter 2016 and, to a lesser degree, lower souvenir merchandising and certain other event related revenues on a comparable year-over-year basis. The overall decrease was partially offset by higher track rental and driving school revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the three months ended March 31, 2016 increased by $1.1 million, or 3.1%, over such revenue for the same period last year. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the three months ended March 31, 2016 increased by $627,000, or 7.9%, over such revenue for the same period last year. This increase is due primarily to higher Legend Cars and non-event souvenir merchandising revenues in the current period as compared to last year. The overall increase was partially offset by lower royalty revenues associated with TMS’s long-term natural gas mineral rights exploration and extraction activities in the current period (as further described in Note 2 to the Consolidated Financial Statements).

Direct Expense of Events for the three months ended March 31, 2016 decreased by $1.8 million, or 12.2%, from such expense for the same period last year. This decrease is due primarily to CMS holding a major NHRA racing event in the first quarter 2015 that is being held in the second quarter 2016 and, to a lesser degree, decreased costs associated with lower souvenir merchandising revenues in the current period as compared to last year.

NASCAR Event Management Fees for the three months ended March 31, 2016 increased by $679,000, or 3.1%, over such expense for the same period last year. This increase reflects higher contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the three months ended March 31, 2016 increased by $751,000, or 15.5%, over such expense for the same period last year. This increase is due primarily to increased operating costs associated with higher Legend Cars and non-event souvenir merchandising revenues in the current period as compared to last year.

General and Administrative Expense for the three months ended March 31, 2016 increased by $983,000, or 4.3%, over such expense for the same period last year. This increase reflects higher compensation costs in the current period as compared to last year, including wage cost inflation, and a combination of individually insignificant items.

Depreciation and Amortization Expense for the three months ended March 31, 2016 increased by $36,000, or 0.3%, over such expense for the same period last year. This change reflects depreciation on capital expenditures placed into service, which was largely offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for the three months ended March 31, 2016 was $3.3 million compared to $6.3 million for the same period last year. This change reflects first quarter 2015 redemption of higher interest rate 2019 Senior Notes and replacement with lower interest rate 2023 Senior Notes and Credit Facility borrowings, and lower total outstanding debt as compared to last year. The change also reflects “interim interest expense” of $1.7 million incurred in the first quarter 2015 related to these financing transactions as further described in Note 5 to the Consolidated Financial Statements.

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

Other Expense, Net for the three months ended March 31, 2016 was $68,000 compared to other income, net of $390,000 for the same period last year. This change reflects a gain recognized on disposals of certain property in the same period last year, and a combination of individually insignificant items in the current period.

Income Tax Provision (Benefit). Our effective income tax rate for the three months ended March 31, 2016 and 2015 was 37.5% and 34.5%, respectively. The 2015 effective tax rate was reduced by adjustments to certain deferred tax assets, and was 37.1% excluding such adjustments.

Net Income for the three months ended March 31, 2016 was $861,000 compared to a net loss of $4.4 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the three months ended March 31, 2016 and 2015 resulted primarily from:

(1)	net cash provided by operations amounting to $25.6 million in 2016 ($8.7 million in 2015)
(2)	borrowings under long-term debt amounting to $250.0 in 2015 for refinancing ($0 in 2016)
(3)	repayments of long-term debt amounting to $2.2 million in 2016 ($250.4 million in 2015)
(4)	payment of quarterly cash dividends amounting to $6.2 million in 2016 ($6.2 million in 2015)
(5)	repurchases of common stock amounting to $1.7 million in 2016 ($2.0 million in 2015)
(6)	cash outlays for capital expenditures amounting to $18.4 million in 2016 ($6.1 million in 2015)
(7)	payment of debt refinancing costs amounting to $3.6 million in 2015 ($0 in 2016)

The following is additional information on net cash provided by operating activities as reflected in our accompanying Consolidated Statements of Cash Flows: The 2016 changes in cash flows from operating activities associated with accounts receivable and, to a lesser degree, deferred race event and other income reflect activities related to BMS’s collegiate football game scheduled to be held in the third quarter 2016 as further described in Note 2 to the Consolidated Financial Statements.

We had the following contractual obligations as of March 31, 2016 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$38,807	$38,807	–	–	–
Long-term debt, bank credit facility and senior notes(2)	319,206	7,657	$15,329	$95,849	$200,371
Other liabilities	6,034	–	–	6,034	–
Interest on fixed rate debt obligations(3)	70,185	10,285	20,557	20,536	18,807
Deferred income taxes(4)	321,457	–	–	–	321,457
Interest on floating rate credit facility debt(3)	7,398	2,165	3,907	1,326	–
NASCAR event management fees(5)	711,115	137,694	289,457	283,964	–
Contracted capital expenditures(1)	7,528	7,528	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	3,638	1,210	1,521	306	601
Total Contractual Cash Obligations	$1,491,568	$211,546	$330,771	$408,015	$541,236

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit(2)	$840	$840	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $200,000 in the three months ended March 31, 2016); (b) income tax liabilities for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $30.7 million in 2015).

(2)

Long-term debt reflects payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of March 31, 2016, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.2 million, including up to an additional $49.2 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $118.0 million at March 31, 2016 and a weighted average interest rate of 1.9% in the three months ended March 31, 2016.

(4)	All deferred income taxes are reflected as due in “more than 5 years” because timing of annual future reversal and payment is not readily determinable at this time.
(5)

Reflects SMI’s separate five-year Event Management Agreements with NASCAR for racing events in 2016 and through 2020 using an estimated average annual increase of 3.5%. Fees for years after 2020 have not yet been negotiated and could increase or decrease or change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after March 31, 2016. In April 2016, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in June 2016. Quarterly cash dividends paid in 2015 totaled approximately $24.8 million.

LIQUIDITY

As of March 31, 2016, our cash and cash equivalents totaled $79.3 million, outstanding borrowings under the Credit Facility totaled $118.0 million (all Term Loan), outstanding letters of credit amounted to $840,000, and we had availability for borrowing up to an additional $99.2 million, including $49.2 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any. We may, from time to time, engage in additional financing depending on future growth and financing needs, or redeem, retire or purchase our debt and equity securities depending on liquidity, prevailing market conditions, permissibility under our debt agreements, and other factors as our Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries.

At March 31, 2016, net deferred tax liabilities totaled $321.5 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. As further described in Note 2 to the Consolidated Financial Statements, our cash paid for income taxes in recent years has been significantly reduced through use of various tax minimization strategies and income tax benefits, and management plans similar use in 2016. While management plans to reduce income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are not yet determinable. Once used, certain tax minimization strategies and income tax benefits may no longer be available, resulting in a significant increase in required cash payments for income taxes, particularly after 2016.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the recent ten-year NASCAR television broadcast agreements starting in 2015 through 2024 as further described below. Many of our other sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Sprint Cup, Xfinity and Camping World Truck Series event sponsorships for the 2016 racing season, and many for years beyond 2016, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. See Notes 1 and 2 to the Consolidated Financial Statements in our 2015 Annual Report for additional information on our businesses and activities.

We recognized revenue of approximately $627,000 and $1,255,000 in the three months ended March 31, 2016 and 2015 ($4.3 million in the full year 2015) under a natural gas mineral rights lease agreement entitling TMS to stipulated stand-alone and shared royalties and related payments. Such revenues have declined recently from associated market declines in natural gas price levels. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will further decline, remain steady or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can deteriorate or fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. See Note 8 to the Consolidated Financial Statements for information on legal proceedings associated with these activities.

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

General Debt Overview – We have reduced total long-term debt by $80.1 million in 2015 and $61.5 million in 2014, and reduced interest costs through principal repayment and various financing transactions. As further described below, we issued new 2023 Senior Notes in January 2015 and fully redeemed our 2019 Senior Notes in March 2015. Although our financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, the structured repayment of Term Loan borrowings over five years and lower interest costs under the new Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in our 2015 Annual Report for other factors related to our indebtedness and general economic conditions.

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility, (ii) provides for a five-year $150.0 million senior secured term loan (which was fully drawn) and a five-year delayed draw term loan of up to $50.0 million (which was fully drawn in March 2015 and repaid in the second quarter 2015); (iii) matures in December 2019; and (iv) contains an accordion feature with specified limits and conditions. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $7.5 million for fiscal 2016). Under the Credit Facility, interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The interest rate margins on borrowings are adjustable periodically based upon certain consolidated total leverage ratios.

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

2015 Early Redemption of 2019 Senior Notes – As further described in Note 5 to the Consolidated Financial Statements, we redeemed all outstanding 6.75% Senior Notes due in 2019 in aggregate principal of $250,000,000 (the 2019 Senior Notes) at 103.375% of par plus accrued interest in March 2015. The 2019 Senior Notes were scheduled to mature in February 2019. We used net proceeds of the 2023 Senior Notes, $50,000,000 of delayed draw Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption, including redemption premium and transaction costs. We recognized a first quarter 2015 charge to earnings of $8.4 million, before income taxes of approximately $3.1 million, for associated redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium.

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 5 to the Consolidated Financial Statements. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of March 31, 2016.

Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining a consolidated interest coverage ratio of no less than 3.25 to 1.0. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2015 Annual Report, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2016, we repurchased 61,000 shares of common stock for approximately $1.1 million. As of March 31, 2016, we could repurchase up to an additional 633,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At March 31, 2016, we had various construction projects underway. We plan to complete installation of a large high-definition video board and new public sound system at BMS in April 2016, and regrade and repave KyS’s superspeedway racing surface later in 2016. We have installed or plan to install higher-end leader boards, and modernize and expand fan-zone entertainment and premium hospitality areas and other fan amenities, at several of our speedways. Similar to 2015, we continue to install “SAFER” crash walls or similar barriers at several speedways, and invest in additional social media and web application technology to attract and enhance the entertainment experience of our race fans. As of March 31, 2016, we had contractual obligations for capital expenditures of approximately $7.5 million for facility improvements at our various speedways. Our capital expenditures amounted to $30.7 million in 2015. At this time, aggregate payments for capital expenditures in 2016 are estimated to approximate $30.0 to $40.0 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

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

On February 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6.2 million, which was paid on March 18, 2016 to shareholders of record as of March 1, 2016. On April 19, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 6, 2016 to shareholders of record as of May 16, 2016. These 2016 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of March 31, 2016, we had aggregate outstanding letters of credit of $840,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of March 31, 2016, there were $118.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at March 31, 2016 would cause an approximate change in annual interest expense of $1.2 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at March 31, 2016 or December 31, 2015. As of March 31, 2016, we had availability for borrowing up to an additional $99.2 million, including $49.2 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2016 and December 31, 2015 (in thousands):

	Carrying Value		Fair Value
	2016	2015	2016	2015	Maturity Dates
Floating rate revolving Credit Facility, including Term Loan(1)	$118,000	$120,000	$118,000	$120,000	December 2019
5.125% Senior Notes	200,000	200,000	205,750	199,000	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings in the three months ended March 31, 2016 and 2015 was 1.9% for both periods.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $840,000 and $845,000, and no instruments or securities with equity price risk, as of March 31, 2016 and December 31, 2015.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were not effective as of March 31, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, or that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As further described in “Item 9A. Controls and Procedures” in our 2015 Annual Report, the management of Speedway Motorsports, Inc. concluded that a material weakness existed as of December 31, 2015 because we did not design and maintain effective controls over the valuation and accuracy of the accounting for income taxes. Specifically, we did not design and maintain controls over the analysis and assessment of estimates involving complex multistate-apportionment factors, tax rate computations, tax contingencies and deferred tax asset valuation allowances, and income tax effects related to business acquisitions or disposals. However, the material weakness did not result in the adjustment of the Company’s interim financial information included herein. Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles .

Changes in Internal Control Over Financial Reporting – As previously reported in the Company’s remediation plans, we have engaged an independent third-party firm with income tax specialists to assist in the review, analysis and preparation of the Company’s interim and annual income tax provision methodology, computations and financial reporting, and expanded our use of outside legal tax counsel. This change in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in the first quarter of 2016 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company plans to continue further strengthening controls for income taxes with the use of enhanced information technology and software for income tax accounting and reporting, and expanded use of an independent third-party firm and outside legal tax counsel in future periods. Other than the remediation actions and plans set forth above, there were no changes in the Company’s internal control over financial reporting in the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on our future financial position, results of operations or cash flows. New or material developments, if any, on the more significant of these lawsuits are described in Note 8 to the Consolidated Financial Statements. See Item 1A “Risk Factors” of our 2015 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended March 31, 2016.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of March 31, 2016, we could repurchase up to an additional 633,000 shares under the current authorization.

During the three months ended March 31, 2016, we repurchased 61,000 shares of common stock on the open market for approximately $1.1 million, and 31,000 shares of our common stock were delivered to us at an average price per share of $19.01 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of March 31, 2016
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	19,000	$19.09	19,000	675,000
February 2016	20,000	18.29	20,000	655,000
March 2016	53,000	18.84	22,000	633,000
First Quarter 2016	92,000	$18.77	61,000	633,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

4.1

Indenture dated as of January 27, 2016 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2023 Senior Notes Indenture”) (incorporated by reference to Exhibit 4.2 to SMI’s Registration Statement on Form S-4 filed April 23, 2016 (File No. 333-203590) (the “2016 Form S-4”)).

4.2	Forms of 5.125% Senior Notes due 2023 (included in the 2023 Senior Notes Indenture referenced in Exhibit 4.1 above and incorporated by reference to Exhibit 4.2 to the 2016 Form S-4).
4.3

Registration Rights Agreement dated as of January 27, 2016 by and among SMI, the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to the 2016 Form S-4).

10.1

Purchase Agreement dated January 22, 2016 by and among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Suntrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 10.11 to the 2016 Form S-4).

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

SPEEDWAY MOTORSPORTS, INC.

Date: April 28, 2016	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer)
and President

Date: April 28, 2016	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)