Form 10-Q
period 2016-06-30
SPEEDWAY MOTORSPORTS INC
filed 2016-07-28
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

[  ] Yes [X] No

As of July 28, 2016, there were 41,142,547 shares of the registrant’s common stock outstanding.

Cautionary Note Regarding Forward-looking Statements - This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2016 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, income taxes, sponsorships, financing needs and costs, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in our Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

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

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current Assets:
Cash and cash equivalents	$84,103	$82,010
Accounts receivable, net	48,364	39,783
Prepaid and refundable income taxes	6,853	8,520
Inventories, net	10,555	8,711
Prepaid expenses	3,580	3,862
Total Current Assets	153,455	142,886
Notes Receivable	1,224	1,303
Other Assets	28,874	29,622
Property and Equipment, Net	1,025,242	1,019,650
Other Intangible Assets, Net	298,394	298,394
Goodwill	47,342	47,342
Total	$1,554,531	$1,539,197

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,657	$7,677
Accounts payable	20,467	12,112
Deferred race event and other income, net	73,831	57,549
Accrued interest	4,294	4,291
Accrued expenses and other current liabilities	25,765	26,740
Total Current Liabilities	132,014	108,369
Long-term Debt	281,549	313,706
Deferred Income, Net	4,078	4,581
Deferred Income Taxes, Net	333,258	321,046
Other Liabilities	6,791	6,655
Total Liabilities	757,690	754,357
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,160,000 in 2016 and 41,235,000 in 2015	458	458
Additional Paid-in Capital	257,002	255,294
Retained Earnings	642,295	629,115
Treasury Stock at cost, shares – 4,677,000 in 2016 and 4,520,000 in 2015	(102,914)	(100,027)
Total Stockholders’ Equity	796,841	784,840
Total	$1,554,531	$1,539,197

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2016	2015 (Note 1)
Revenues:
Admissions	$29,634	$31,904
Event related revenue	49,339	52,979
NASCAR broadcasting revenue	89,167	86,479
Other operating revenue	7,548	7,959
Total Revenues	175,688	179,321

Expenses and Other:
Direct expense of events	34,730	34,598
NASCAR event management fees	52,478	51,004
Other direct operating expense	4,955	5,254
General and administrative	27,312	25,453
Depreciation and amortization	13,570	13,375
Interest expense, net	3,291	3,593
Impairment of other intangible assets and goodwill (Note 4)	–	98,868
Other (income) expense, net	(13)	57
Total Expenses and Other	136,323	232,202

Income (Loss) Before Income Taxes	39,365	(52,881)
(Provision) Benefit for Income Taxes	(14,618)	17,702
Net Income (Loss)	$24,747	$(35,179)

Basic Earnings (Loss) Per Share (Note 6)	$0.60	$(0.85)
Weighted Average Shares Outstanding	41,184	41,313

Diluted Earnings (Loss) Per Share (Note 6)	$0.60	$(0.85)
Weighted Average Shares Outstanding	41,195	41,346

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2016	2015 (Note 1)
Revenues:
Admissions	$45,073	$50,656
Event related revenue	71,069	75,249
NASCAR broadcasting revenue	126,614	122,798
Other operating revenue	16,108	15,892
Total Revenues	258,864	264,595

Expenses and Other:
Direct expense of events	47,790	49,468
NASCAR event management fees	74,776	72,623
Other direct operating expense	10,544	10,092
General and administrative	51,386	48,544
Depreciation and amortization	26,941	26,710
Interest expense, net	6,630	9,850
Impairment of other intangible assets and goodwill (Note 4)	–	98,868
Loss on early debt redemption and refinancing (Note 5)	–	8,372
Other expense (income), net	55	(333)
Total Expenses and Other	218,122	324,194

Income (Loss) Income Taxes	40,742	(59,599)
(Provision) Benefit for Income Taxes	(15,134)	20,021
Net Income (Loss)	$25,608	$(39,578)

Basic Earnings (Loss) Per Share	$0.62	$(0.96)
Weighted Average Shares Outstanding	41,206	41,326

Diluted Earnings (Loss) Per Share	$0.62	$(0.96)
Weighted Average Shares Outstanding	41,220	41,361

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2016	41,235	$458	$255,294	$629,115	$(100,027)	$784,840
Net income	—	—	—	25,608	—	25,608
Share-based compensation	81	—	1,708	—	—	1,708
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(12,428)	—	(12,428)
Repurchases of common stock	(156)	—	—	—	(2,887)	(2,887)

Balance, June 30, 2016	41,160	$458	$257,002	$642,295	$(102,914)	$796,841

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended June 30:
	2016	2015 (Note 1)
Cash Flows from Operating Activities:
Net income (loss)	$25,608	$(39,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of other intangible assets and goodwill	-	98,868
Deferred loan cost amortization	745	893
Gain on insurance recovery and disposals of property and equipment	(337)	(489)
Interest expense accretion of debt discount and premium, net	-	(132)
Depreciation and amortization	26,941	26,710
Amortization of deferred income	(546)	(1,323)
Deferred income tax provision	12,219	(22,016)
Share-based compensation	1,708	1,651
Changes in operating assets and liabilities:
Accounts receivable	(8,581)	(16,469)
Prepaid, refundable and accrued income taxes	1,667	661
Inventories	(1,844)	(671)
Prepaid expenses	282	126
Accounts payable	3,957	6,394
Deferred race event and other income	16,240	11,773
Accrued interest	3	(2,634)
Accrued expenses and other liabilities	(975)	(241)
Deferred income	85	1,399
Other assets and liabilities	(180)	73
Net Cash Provided By Operating Activities	76,992	64,995

Cash Flows from Financing Activities:
Borrowings under long-term debt	-	250,000
Principal payments on long-term debt	(32,177)	(302,625)
Payment of debt refinancing costs	-	(3,818)
Dividend payments on common stock	(12,428)	(12,431)
Exercise of common stock options	-	595
Repurchases of common stock	(2,887)	(3,475)
Net Cash Used By Financing Activities	$(47,492)	$(71,754)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2016	2015 (Note 1)
Cash Flows from Investing Activities:
Payments for capital expenditures	$(28,157)	$(13,097)
Proceeds from insurance recovery and sales of property and equipment	467	505
Repayment of notes and other receivables	79	75
Net Cash Used By Investing Activities	(27,611)	(12,517)

Net Increase (Decrease) in Cash and Cash Equivalents	1,889	(19,276)
Change in cash collected for and payable to third party, cash not provided or used by operating activities (Note 2)	204	7,326
Cash and Cash Equivalents at Beginning of Period	82,010	110,046
Cash and Cash Equivalents at End of Period	$84,103	$98,096

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$9,296	$12,808
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	4,335	1,514

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

2015 Revision of Financial Statements – In connection with filing our 2015 Annual Report, we revised our previously reported quarterly financial information for the second quarter of 2015. The revision decreased the previously reported income tax benefits of $38,409,000, associated with a second quarter 2015 impairment charge (see Note 4), increasing the previously reported three and six months ended June 30, 2015 net loss by $2,955,000 and basic and diluted loss per share amounts by $0.07. All associated 2015 financial statement amounts and note disclosures herein reflect the revision. Management does not believe that these revisions are material to any of the periods presented.

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

Quarterly Reporting and Certain Schedule Changes – We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at our speedways from time to time can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of our motorsports business. The more significant racing schedule changes for the three and six months ended June 30, 2016 as compared to 2015 include:

•	Poor weather resulted in delaying the start of the NASCAR Sprint Cup race held at Las Vegas Motor Speedway in the first quarter 2016
•	CMS held one major NHRA racing event in the second quarter 2016 that was held in the first quarter 2015. Poor weather resulted in cancellation of a portion of the weekend racing event
•

Poor weather resulted in delays in starting and completing the NASCAR Sprint Cup race at TMS and Sprint All-Star race at CMS, and next day rescheduling of one NASCAR Camping World Truck Series race at CMS, in the second quarter 2016

•	Poor weather resulted in delays in starting and completing one IndyCar race at TMS, which has been rescheduled from the second quarter 2016 to the third quarter 2016 as further discussed below

An IndyCar race scheduled at TMS in the second quarter 2016 was postponed due to poor weather, rescheduled for the next day and started and stopped due to poor weather, and rescheduled to be held in the third quarter 2016. The Company has offered to honor all previously sold tickets at the rescheduled race or exchange for race tickets to TMS’s upcoming NASCAR Sprint Cup races in November 2016 or April 2017. Cash refunds have not been offered. Additional tickets and other event related promotional activities associated with the rescheduled IndyCar race are being marketed. Previous advance sales for tickets, sponsorships, and certain other event related revenues, race purse and sanction fees, sales and admission taxes, credit card processing fees and sales commissions on advance revenues have been deferred at June 30, 2016, and will be recognized when the rescheduled race is held. Previous event souvenir merchandise sales and commissions from food and beverage sales, and advertising, outside support, event labor and other costs expected to be re-incurred were recognized and have not been deferred at June 30, 2016. New event revenues and expenses will be recognized when the race is held in accordance with the Company’s customary accounting policies. Although processing has begun, we are presently unable to determine the number of tickets or which race events or future reporting periods may ultimately be affected by ticket exchanges or redemption. However, management believes postponement and rescheduling does not materially affect our current or future financial condition, results of operations or cash flows.

Income Taxes – We provide for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. See Notes 2 and 8 to the Consolidated Financial Statements in our 2015 Annual Report for additional information on our accounting for income taxes.

The effective income tax rate for the three and six months ended June 30, 2016 was 37.1%. The effective income tax rate for the three and six months ended June 30, 2015 was 33.5% and 33.6%, reflecting adjustments associated with the 2015 intangible asset and goodwill impairment charges and certain deferred tax assets. The Company paid cash of $450,000 and $650,000 for income taxes in the three and six months ended June 30, 2016, and $599,000 in the three and six months ended June 30, 2015.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $12,280,000 as of June 30, 2016 and December 31, 2015, $11,781,000 of which relates to deferred tax assets associated with the Company’s discontinued operation. At June 30, 2016 and December 31, 2015, $499,000 of those amounts is included in noncurrent other liabilities and $11,781,000 is included in deferred tax liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. As of June 30, 2016 and December 31, 2015, management believes $239,000 of unrecognized tax benefits will be recognized within the next twelve months. During the three months ended June 30, 2016 and 2015, the Company recognized $4,000 and $7,000 of interest and penalties associated with unrecognized tax benefits. Interest and penalties associated with unrecognized tax benefits of $4,000 and $8,000 were recognized in the three and six months ended June 30, 2016, and $7,000 and $14,000 were recognized in the three and six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, the Company had $177,000 and $169,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2015 by the California Franchise Tax Board, 2012 through 2015 by the Internal Revenue Service, and 2012 through 2015 by all other state taxing jurisdictions to which the Company is subject. The Company’s 2014 federal income tax return is under examination by the Internal Revenue Service, which began in July 2016.

Anticipated Income Tax Benefit From Equity Interest Abandonment – On January 31, 2014, the Company abandoned its interest and rights in Motorsports Authentics (former 50% owned, non-controlling interest, merchandising equity investment joint venture) (MA) to focus management resources in areas that may be profitable and more productive. The Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company recognized a material income tax benefit of $48.1 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance, and recognized tax losses reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law for full utilization of these tax losses. The Company has reduced income taxes payable by approximately $16.6 million through June 30, 2016 and December 31, 2015, through utilization of deferred income tax assets, including net operating losses, related to the abandonment.

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

Other Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Because no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

TMS Mineral Rights Lease Receipts – TMS, in conjunction with the Fort Worth Sports Authority, has a natural gas mineral rights lease agreement and a joint exploration agreement which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain prices levels are met. TMS received and recognized royalty payments of $424,000 and $879,000 in the three months ended June 30, 2016 and 2015, and $1,051,000 and $2,135,000 in the six months ended June 30, 2016 and 2015 under the lease agreement.

An initial lease agreement was extended and natural gas extraction commenced in 2014, entitling TMS to stipulated stand-alone and shared royalties. The lessee expanded production capacity in 2014, including an increased number of extraction wells. Such revenues have declined recently from associated market declines in natural gas price levels. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will further decline, remain steady or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts, if any, or timing of possible future royalty payments to TMS. As of June 30, 2016 and December 31, 2015, there were no receivables (not since collected) or deferred income associated with the expired or extended agreements.

Taxes Collected from Customers – We report sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended June 30, 2016 and 2015 were $2,451,000 and $2,514,000, and for the six months ended June 30, 2016 and 2015 were $2,817,000 and $2,991,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $5,655,000 and $5,540,000 for the three months ended June 30, 2016 and 2015, and $7,582,000 and $7,823,000 for the six months ended June 30, 2016 and 2015. There were no deferred direct-response advertising costs at June 30, 2016 or December 31, 2015

Fair Value of Financial Instruments – We follow applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts and notes receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes and other receivables and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt bears interest approximating market rates, or where non-interest bearing is discounted based on estimated current cost of borrowings; therefore, carrying values approximate market value. There have been no changes or transfers between category levels or classes. The following table presents estimated fair values and categorization levels of our financial instruments as of June 30, 2016 and December 31, 2015 (in thousands):

			June 30, 2016		December 31, 2015
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$84,103	$84,103	$82,010	$82,010
Cash surrender values	2	NR	8,593	8,593	8,551	8,551

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	88,000	88,000	120,000	120,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	203,500	200,000	199,000
Other long-term debt	2	NR	1,206	1,206	1,383	1,383

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Deferred Income, Other Arrangements – BMS plans to host two collegiate football games in September 2016, one of which is expected to be substantially larger than the other due to team standings and public interest. Under the similar accounting policy for our racing events described above, we plan to continue to defer advance revenues and direct expenses pertaining to this event until held. Advance revenues and associated direct expenses are reflected in current “Deferred race event and other income, net” as of June 30, 2016 and December 31, 2015.

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

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	June 30, 2016	December 31, 2015
Finished race cars, parts and accessories	$5,527	$5,542
Souvenirs and apparel	4,228	2,550
Micro-lubricant® and other	800	619
Total	$10,555	$8,711

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Annual Assessment – We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2015 Annual Report for additional information on our goodwill and other intangible assets and assessment methodology and evaluation. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Management's latest annual assessment in the second quarter 2016 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units. Management also considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements (we had agreements with NASCAR to annually conduct thirteen Sprint Cup, eleven Xfinity and eight Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, substantially exceeds its current market capitalization. Among other factors, the latest assessment assumes projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management fees, based on historical and anticipated rates which are supported by recently negotiated multi-year contracts. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to our common stock from historical and forward-looking perspectives.

Second Quarter 2015 Impairment – In the second quarter 2015, we recorded sizable non-cash impairment charges to reduce the carrying value of non-amortizable race date event sanctioning and renewal agreements associated with NHMS, and goodwill associated with certain event souvenir merchandising activities. These charges resulted from our 2015 annual impairment assessment, which found the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for material non-amortizable race date event sanctioning and renewal agreements associated with NHMS. NHMS was acquired in 2008 largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. The 2015 evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events held at NHMS. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans and appealing “at-home viewing” experiences. As a result, we lowered our expectations for forecasted growth rates for certain revenues and profit recovery. As such, a non-cash impairment charge of $96,530,000, before income tax benefits of $34,569,000, was reflected in the second quarter 2015 to reduce the race date intangible assets to estimated fair value. Our 2015 annual assessment also indicated that goodwill associated with SMI Trackside, which conducts event souvenir merchandising at our and other third-party speedways, was impaired because of potentially unfavorable developments associated with NASCAR’s announced industry changes to the trackside merchandising business model. As such, a non-cash impairment charge of $2,338,000, before income tax benefits of $885,000, was reflected in the second quarter 2015 to reduce associated goodwill to an estimated fair value of $0.

These 2015 impairment charges pertain to our “motorsports event related” reporting segment (see Note 10). Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. There have since been no other events or circumstances that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of June 30, 2016. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information – There were no changes in the gross carrying value of goodwill or other intangible assets during the three and six months ended June 30, 2016. The carrying amounts for goodwill and other intangible assets include accumulated impairments of $148.6 million and $99.9 million at both June 30, 2016 and December 31, 2015. The gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$298,383	—	$298,383	$298,383	—	$298,383	—
Amortizable race event sanctioning and renewal agreements	100	$(89)	11	100	$(89)	11	5-6
Total	$298,483	$(89)	$298,394	$298,483	$(89)	$298,394

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

Interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The Credit Facility also contains a commitment fee ranging from 0.25% to 0.40% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain consolidated total leverage ratios and consolidated interest coverage ratios.

We repaid Term Loan borrowings of $30,000,000 and $32,000,000 during the three and six months ended June 30, 2016, and $51,875,000 during the three and six months ended June 30, 2015. During the three months ended June 30, 2015, the Company borrowed $50,000,000 under the Term Loan for partial funding of the 2019 Senior Notes redemption as further described below. At June 30, 2016 and December 31, 2015, outstanding borrowings under the Credit Facility were $88,000,000 and $120,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $840,000 and $845,000. As of June 30, 2016, we had availability for borrowing up to an additional $99,160,000, including up to an additional $49,160,000 in letters of credit, under the revolving Credit Facility, and $50,000,000 under the delayed draw term loan provision.

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

Other Notes Payable – At June 30, 2016 and December 31, 2015, long-term debt includes a 3% interest bearing debt obligation of $1,206,000 and $1,383,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. The Company was in compliance with all applicable covenants under these debt agreements as of June 30, 2016. See Note 6 to the Consolidated Financial Statements included in our 2015 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2016	2015	2016	2015
Gross interest costs	$3,543	$3,945	$7,107	$10,310
Less: capitalized interest costs	(196)	(75)	(378)	(136)
Interest expense	3,347	3,870	6,729	10,174
Interest income	(56)	(277)	(99)	(324)
Interest expense, net	$3,291	$3,593	$6,630	$9,850
Weighted-average interest rate on Credit Facility borrowings	1.9%	1.9%	1.9%	1.9%

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

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted income (loss) per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2016	2015	2016	2015
Income (loss) applicable to common stockholders and assumed conversions	$24,747	$(35,179)	$25,608	$(39,578)

Weighted average common shares outstanding	41,184	41,313	41,206	41,326
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	11	33	14	35
Weighted average common shares outstanding and assumed conversions	41,195	41,346	41,220	41,361

Basic earnings (loss) per share	$0.60	$(0.85)	$0.62	$(0.96)
Diluted earnings (loss) per share	$0.60	$(0.85)	$0.62	$(0.96)
Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	157	171	145	167

Stock Repurchase Program – Our Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and six months ended June 30, 2016, we repurchased 64,000 and 125,000 shares of common stock for $1,152,000 and $2,289,000. As of June 30, 2016, we could repurchase up to an additional 569,000 shares under the current authorization. During the six months ended June 30, 2016, we repurchased approximately 31,000 shares of common stock for $598,000 from management employees to settle income taxes on 79,000 restricted shares that vested during the period. As of and through June 30, 2016, treasury stock includes 246,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – To date in 2016, our Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 17, 2016	April 19, 2016	July 19, 2016
Record date	March 1, 2016	May 16, 2016	August 15, 2016
Paid or payable to shareholders	March 18, 2016	June 6, 2016	September 5, 2016
Aggregate quarterly cash dividend	$6,249	$6,180	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, share various expenses in the ordinary course of business under a shared services agreement. Under the shared services agreement, the Company incurred expenses of $232,000 and $83,000 in the three months ended June 30, 2016 and 2015, and $449,000 and $212,000 in the six months ended June 30, 2016 and 2015. Amounts due from or payable to Sonic Financial at June 30, 2016 or December 31, 2015 were not significant.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company's Executive Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $179,000 and $170,000 in the three months ended June 30, 2016 and 2015, and $361,000 and $337,000 in the six months ended June 30, 2016 and 2015. Amounts owed to these affiliated companies at June 30, 2016 and December 31, 2015 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which Sonic Financial is a controlling stockholder, for an aggregate of $66,000 and $18,000 in the three months ended June 30, 2016 and 2015, and $105,000 and $41,000 in the six months ended June 30, 2016 and 2015. There were no vehicles sold to SAI in the three or six months ended June 30, 2016 and 2015. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $173,000 and $306,000 in the three months ended June 30, 2016 and 2015, and $455,000 and $467,000 in the six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015, approximately $50,000 and $85,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $498,000 and $540,000 in the three months ended June 30, 2016 and 2015, and $1,084,000 and $1,090,000 in the six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015, approximately $186,000 and $158,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of June 30, 2016 and December 31, 2015 and transactions for the three and six months ended June 30, 2016 and 2015 are summarized below (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable	$236	$243

	Three Months Ended June 30:		Six Months Ended June 30:
	2016	2015	2016	2015
Merchandise and vehicle purchases	$66	$18	$105	$41
Shared services expense	232	83	449	212
Merchandise sales	671	846	1,539	1,557
Rent expense	179	170	361	337

8. LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, we are party to routine litigation incidental to our business, some of which may involve material claims. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows.

9. STOCK COMPENSATION PLANS

See Note 11 to the Consolidated Financial Statements in our 2015 Annual Report for additional information and terms of the Company’s stock compensation plans.

2013 Stock Incentive Plan – The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President (former Chief Operating Officer until February 2015) and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the six months ended June 30, 2016 and 2015. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. An additional 65,000 restricted stock units were granted to the Company’s Chief Executive Officer and President in the six months ended June 30, 2015 under the same conditions as described above except with a vesting period of five years. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

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

In the six months ended June 30, 2016 and 2015, the Company repurchased 31,000 and 28,000 shares of common stock for $588,000 and $630,000 from executive management employees to settle income taxes on 64,000 and 58,000 shares that vested during the period, respectively. The Company also repurchased approximately 500 shares of common stock from a non-executive management employee in each of the six months ended June 30, 2016 and 2015 for $9,000 and $13,000, respectively, to settle income taxes on 1,500 shares that vested during each period.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 – The Company awarded 3,994 shares of restricted stock to each of the Company’s four non-employee directors in April 2016. An aggregate of 12,816 shares granted to non-employee directors in April 2015 vested in April 2016, and 16,112 shares granted in April 2014 vested in April 2015. All restricted stock awards were granted and vested in accordance with plan provisions.

Share-Based Payments –There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2016 or 2015 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the six months ended June 30, 2016 or 2015. No stock options were exercised in the six months ended June 30, 2016. A total of 38,000 stock options previously granted under the 2004 Plan were exercised in the six months ended June 30, 2015 at an exercise price of $15.83.

Share-based compensation cost for the three months ended June 30, 2016 and 2015 totaled $841,000 and $855,000, before income taxes of $312,000 and $317,000, and for the six months ended June 30, 2016 and 2015 totaled $1,708,000 and $1,651,000, before income taxes of $634,000 and $613,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at June 30, 2016 or December 31, 2015. As of June 30, 2016, there was approximately $4,245,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.1 years. As of June 30, 2016, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

Our operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at our various major speedway facilities located in the United States. Our business activities, including those of our subsidiaries, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2015 Annual Report. Our “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. Our “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS natural gas mineral rights lease and related revenues, and office rentals at certain Company speedways.

Segment information as presented below comports with information our chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following tables present our segment information (in thousands):

	Three Months Ended June 30:
	2016			2015
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$170,694	$4,994	$175,688	$176,047	$3,274	$179,321
Depreciation and amortization	13,529	41	13,570	13,336	39	13,375
Impairment of other intangible assets and goodwill (Note 4)	–	–	–	98,868	–	98,868
Segment operating income (loss)	41,396	1,247	42,643	(48,573)	(658)	(49,231)

	Six Months Ended June 30:
	2016			2015
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$247,970	$10,894	$258,864	$255,547	$9,048	$264,595
Depreciation and amortization	26,857	84	26,941	26,626	84	26,710
Impairment of other intangible assets and goodwill (Note 4)	–	–	–	98,868	–	98,868
Segment operating income (loss)	44,777	2,650	47,427	(42,928)	1,218	(41,710)
Capital expenditures	28,107	50	28,157	13,066	31	13,097

	June 30, 2016			December 31, 2015
Other intangibles	$298,394	–	$298,394	$298,394	–	$298,394
Goodwill	47,342	–	47,342	47,342	–	47,342
Total assets	1,529,381	$25,150	1,554,531	1,515,206	$23,991	1,539,197

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes for the periods indicated (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2016	2015	2016	2015
Total segment operating (loss) income	$42,643	$(49,231)	$47,427	$(41,710)
Adjusted for:
Interest expense, net	(3,291)	(3,593)	(6,630)	(9,850)
Loss on early debt redemption and refinancing (Note 5)	–	–	–	(8,372)
Other income (expense), net	13	(57)	(55)	333
Consolidated income (loss) before income taxes	$39,365	$(52,881)	$40,742	$(59,599)

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

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The profitability of similar series events, particularly NASCAR Sprint Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. The operating results for the three and six months ended June 30, 2016 and 2015 are not indicative of results that may be expected for future periods because of such seasonality.

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

Significant Items Discussed Elsewhere in Indicated Sections of this Report:

•	Expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement through 2024 (discussed below in “Liquidity”)

•	Our long-term, multi-year contracted revenues are significant (discussed below in “Liquidity”)

•	Reduced interest costs from 2015 debt refinancing and redemption transactions (discussed below in “Liquidity”)

•	Income tax benefits from 2014 abandoned interest in Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)

•	Repurchases of common stock and dividends (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program” and “Dividends”)

•	Unrecognized compensation cost for non-vested share-based payments (discussed in Note 9 to the Consolidated Financial Statements)

General Factors and Current Operating Trends – Our year-to-date results for the 2016 race season reflect lower admission and event related revenues at several of our speedways on a comparable event basis. As further discussed in “Results of Operations and Impact of Poor Weather” below, several of our 2016 racing events have contended with significant poor weather. Our first quarter and second quarter 2016 operating results were negatively impacted by poor weather surrounding various racing events. Many entertainment companies, including most sporting venues, are facing admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes admissions and certain event related revenues were negatively impacted by lower travel and spending by certain fans and customers due to ongoing geopolitical events. However, certain event related revenue categories reflect stabilizing or higher revenues, including higher NASCAR ancillary broadcasting revenues as compared to last year. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs. Management also believes that although lower fuel prices are having some positive impact on admissions, many of our revenue categories continue to be negatively impacted by ongoing uncertain (although improving) consumer and corporate spending, high underemployment in certain demographic groups, absence of a stronger middle class economic recovery, high food and health-care costs, and other economic factors.

Management has lowered certain ticket prices and offers extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of somewhat difficult economic conditions. Many of our fans are purchasing tickets closer to event dates. We have promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles, management believes these are prudent measures in the current operating environment.

Motorsports Promotion is a Competitive Industry – We compete with others in the motorsports industry and with all forms of professional, collegiate and amateur spring, summer and fall sports - locally, regionally and nationally - as well as other forms of leisure and recreational entertainment activities. We compete with new and expanding entertainment options that are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing digital video recorder (“DVR”) use and expanding media, internet and on-demand content, particularly for Sprint Cup and Xfinity Series racing events, both of which are increasingly influenced by changing demographics. As such, we continue to increase and expand our promotional efforts and initiatives as further discussed below in “Ongoing Expanded Marketing and Promotional Efforts”.

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

Along with investing in large high-definition video boards and new sound systems, we are continually expanding pre-race entertainment activities and choices, as well as premium food and beverage offerings in unique fan zones and modern hospitality areas, many similar to high end “taverns” or “pubs”. While we believe them worthwhile, these activities are fairly costly and could increase in the future. From time to time, we have reduced the number of low demand permanent seats and suites to offer wider seating and improved sight lines for managing facility capacity or other marketing or alternative development purposes such as premium hospitality, RV camping and advertising areas.

Ongoing Improvements In Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest.

In 2016, NASCAR announced new rules applicable to the base racecar package, which include a 3.5-inch spoiler, a 0.25-inch front leading splitter edge and a 33-inch wide radiator pan. The new lower downforce rules package includes more off-throttle time for drivers and decreasing corner speeds. This is generating more passing zones over the entire track, and allows for multiple tire combinations. In addition to the base package, each track continues to feature specific rules, including tire combinations and drive train configurations, to create the best racing for each track length, layout and surface. The “Chase” format has been extended to the NASCAR Xfinity and NASCAR Camping World Truck Series in 2016. Each series will feature a seven-race “Chase” to decide its respective champion. NASCAR has introduced an exciting new “heat racing” format at certain Xfinity Series races, including our April 2016 race at BMS. NASCAR is also considering using this new racing format in its Sprint Cup Series. NASCAR continues to make other changes to increase racing competition and fan excitement such as a new points system, changes in field sizes, larger “restart zones”, pit-road timing, new “overtime” procedures for finishing races and modified qualifying practices. Also, NASCAR announced team owner Charter agreements for its NASCAR Sprint Cup Series. The nine-year agreements grant NASCAR Sprint Cup Series Charters to 36 teams, establish a Team Owner Council that has formal input into decisions, and is designed to provide Charter teams with more stability and new revenue opportunities, including a greater interest in digital operations. Each Charter team owner has a guaranteed entry into the field of every NASCAR Sprint Cup Series points race.

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

Racecar driver popularity and performance abilities can affect on-track competition, attendance, corporate interest, media attention and the appeal of racing in general. From time-to-time, extremely popular and long-standing successful racecar drivers such as Jeff Gordon and Tony Stewart announce their retirement or reduced motorsports racing due to age, health or other considerations. Similar to most sports, injuries or other concerns for participant well-being can lead to early “retirement” or reduced sport involvement. The competitiveness in Sprint Cup Series races, the closeness of championship points racing, racecar driver popularity, and the success of NASCAR racing in general, can significantly impact attendance at our events and our operating results. See “Risk Factors” in our 2015 Annual Report for additional information on the impact that competition, popularity, sanctioning body and other changes, and the success of NASCAR racing in general can have on our operating results.

General Economic and Other Market Considerations – We believe expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities. Management believes our strong operating cash flow will continue and that ticket demand and corporate marketing and promotional spending will increase as the economy improves.

As discussed above, we continue to increase our promotional activities to help offset the ongoing impact of economic and market conditions. Our corporate and other customers are increasingly involved in diversified non-motorsports industries. The ten-year, multi-platform and media partnership broadcasting and digital rights agreements between NASCAR and media powerhouses FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and media awareness for all three NASCAR racing series, as well as corporate marketing appeal. We believe these media powerhouses provide broad marketing continuity and exposure to widening demographic audiences. We believe their increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions benefit motorsports in general, similar to that provided for other major sports.

While the direction and strength of the United States economy appear to be improving, uncertainty remains as to its recovery strength and duration, as well as for other foreign countries. Ongoing geopolitical events and fluctuations in currency exchange rates can impact consumer spending sentiment and travel decisions. The upcoming Presidential election could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact our operations. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. See the “Risk Factors” in our 2015 Annual Report for additional information on ongoing economic conditions and geopolitical risks.

Reaffirmed 2016 Earnings Guidance – In connection with our second quarter 2016 earnings release, management reaffirmed its previous full year 2016 non-GAAP earnings guidance of $0.90-$1.10 per diluted share, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing uncertain economic conditions, among other factors. Potential higher fuel, health-care and food costs and continuing underemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below, along with the “Near-term Operating Factors” described above, help in understanding and comparing our results of operations. The more significant racing schedule changes for the three and six months ended June 30, 2016 as compared to 2015 (the 2016 Race Date Changes) include:

•	Poor weather resulted in delaying the start of the NASCAR Sprint Cup race held at Las Vegas Motor Speedway in the first quarter 2016

•	CMS held one major NHRA racing event in the second quarter 2016 that was held in the first quarter 2015. Poor weather resulted in cancellation of a portion of the weekend racing event

•

Poor weather resulted in delays in starting and completing the NASCAR Sprint Cup race at TMS and Sprint All-Star race at CMS, and next day rescheduling of one NASCAR Camping World Truck Series race at CMS, in the second quarter 2016

•	Poor weather resulted in delays in starting and completing one IndyCar race at TMS, which has been rescheduled from the second quarter 2016 to the third quarter 2016 as further discussed below

Impact of Poor Weather – Certain racing events as indicated above, including other smaller events such as CMS’s Spring AutoFair, have contended with significant poor weather in 2016. Management believes our first quarter and second quarter 2016 operating results, including admissions and certain event related revenues and operating expenses, were negatively impacted by poor weather surrounding various racing events.

Weather conditions surrounding these events can significantly affect sales of tickets, concessions and souvenirs, among other things. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Due to inclement weather conditions, we may be required to move a race event to the next or another raceable day. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. When events are delayed, postponed or rescheduled because of weather, we typically incur additional operating expenses associated with conducting the rescheduled event, as well as generate lower admissions, food, beverage and souvenir revenues. If an event is cancelled, we incur expenses associated with preparing to conduct the event, as well as losing certain associated event revenues.

Non-GAAP Financial Information and Reconciliation – Net income and diluted earnings per share as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. Non-GAAP income and diluted earnings per share are derived by adjusting GAAP basis amounts as indicated below. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. See the indicated Notes to the Consolidated Financial Statements for additional information on these non-GAAP adjustments.

We have not reconciled 2016 non-GAAP forward-looking earnings per diluted share from continuing operations (see “Near-Term Operating Factors, Reaffirmed 2016 Earnings Guidance,” above) to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because, as indicated by our relatively wide range of earnings guidance, forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable. Such factors include weather conditions surrounding our events, the seasonal popularity or success of NASCAR and other racing in general, the impact of geopolitical factors on travel plans, and fluctuating costs of food, gas, health care and other basic necessities, any or all of which can significantly impact our admissions, certain event related revenues and associated direct expense of events. These components and other factors could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

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

	Three Months Ended June 30:		Six Months Ended June 30:
	2016	2015	2016	2015
Net income (loss) using GAAP	$24,747	$(35,179)	$25,608	$(39,578)
Impairment of other intangible assets and goodwill, pre-tax (Note 4)	--	98,868	--	98,868
Loss on early debt redemption and refinancing, pre-tax (Note 5)	--	--	--	8,372
Interim interest expense, pre-tax (Note 5)	--	--	--	1,688
Aggregate income tax effect of non-GAAP adjustments	--	(35,454)	--	(39,186)
Non-GAAP net income	$24,747	$28,235	$25,608	$30,164

Diluted earnings (loss) per share using GAAP	$0.60	$(0.85)	$0.62	$(0.96)
Impairment of other intangible assets and goodwill, pre-tax	--	2.39	--	2.39
Loss on early debt redemption and refinancing, pre-tax	--	--	--	0.20
Interim interest expense, pre-tax	--	--	--	0.04
Aggregate income tax effect of non-GAAP adjustments	--	(0.86)	--	(0.95)
Non-GAAP diluted earnings per share	$0.60	$0.68	$0.62	$0.73

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Total Revenues for the three months ended June 30, 2016 decreased by $3.6 million, or 2.0%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2016 decreased by $2.3 million, or 7.1%, from such revenue for the same period last year. This decrease reflects the negative impact of poor weather resulting in postponement of TMS’s IndyCar race and, to a lesser degree, on certain other racing events as further described above. The decrease also reflects lower overall attendance at NASCAR racing events on a comparable year-over-year event basis. The overall decrease was partially offset by CMS holding a major NHRA racing event in the second quarter 2016 that was held in the first quarter 2015.

Event Related Revenue for the three months ended June 30, 2016 decreased by $3.6 million, or 6.9%, from such revenue for the same period last year. This decrease reflects postponement of TMS’s IndyCar race, and the associated negative impact of poor weather and lower overall attendance at NASCAR and other racing events on a comparable year-over-year event basis. The decrease also reflects lower track rental revenues at certain Company speedways in the current period. The overall decrease was partially offset by CMS holding a major NHRA racing event in the second quarter 2016 that was held in the first quarter 2015, and higher ancillary broadcasting revenues in the current period as compared to last year.

NASCAR Broadcasting Revenue for the three months ended June 30, 2016 increased by $2.7 million, or 3.1%, over such revenue for the same period last year. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the three months ended June 30, 2016 decreased by $411,000, or 5.2%, from such revenue for the same period last year. This decrease is due primarily to lower royalty revenues associated with TMS’s long-term natural gas mineral rights exploration and extraction activities in the current period (as further described in Note 2 to the Consolidated Financial Statements). The decrease also reflects a combination of individually insignificant items in the current period.

Direct Expense of Events for the three months ended June 30, 2016 increased by $132,000, or 0.4%, over such expense for the same period last year. This increase reflects CMS holding a major NHRA racing event in the second quarter 2016 that was held in the first quarter 2015 and, to a lesser degree, additional operating costs associated with conducting delayed or postponed racing events due to poor weather. The increase also reflects higher advertising and pre-race and post-race entertainment costs at certain Company speedways on a comparable year-over-year event basis.

The overall increase was partially offset by deferral of certain direct expenses (principally purse and sanction fees) associated with TMS’s postponed IndyCar race as further described in Note 2 to the Consolidated Financial Statements and, to a lesser degree, reduced operating costs associated with lower attendance and certain event related revenues for NASCAR racing events on a comparable year-over-year basis.

NASCAR Event Management Fees for the three months ended June 30, 2016 increased by $1.5 million, or 2.9%, over such expense for the same period last year. This increase reflects higher contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the three months ended June 30, 2016 decreased by $299,000, or 5.7%, from such expense for the same period last year. This decrease reflects a combination of individually insignificant items, including lower costs associated with certain non-event souvenir merchandising activities in the current period as compared to last year.

General and Administrative Expense for the three months ended June 30, 2016 increased by $1.9 million, or 7.3%, over such expense for the same period last year. This increase is due primarily to lower property taxes associated with negotiated settlements reflected in the second quarter 2015, and to higher compensation costs, including wage cost inflation, in the current period as compared to last year. The overall increase was partially offset by lower professional fees in the current period.

Depreciation and Amortization Expense for the three months ended June 30, 2016 increased by $195,000, or 1.5%, over such expense for the same period last year. This change reflects depreciation on capital expenditures placed into service, which was largely offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for the three months ended June 30, 2016 was $3.3 million compared to $3.6 million for the same period last year. This change is due primarily to lower total outstanding debt during the current period as compared to last year. The change also reflects higher interest income associated with property tax settlements in the same period last year and higher capitalized interest costs in the current period.

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

Other Income, Net for the three months ended June 30, 2016 was $13,000 compared to other expense, net of $57,000 for the same period last year. This change reflects higher gains on disposals of certain property in the current period as compared to last year, an estimated fire loss associated with a SMI Properties facility, and a combination of individually insignificant items in the current period.

Income Tax Provision (Benefit). Our effective income tax rate for the three months ended June 30, 2016 and 2015 was 37.1% and 33.5%, respectively. The 2015 effective tax rate reflects adjustments associated with the 2015 intangible asset and goodwill impairment charges and certain deferred tax assets.

Net Income for the three months ended June 30, 2016 was $24.7 million compared to a net loss of $35.2 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Total Revenues for the six months ended June 30, 2016 decreased by $5.7 million, or 2.2%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2016 decreased by $5.6 million, or 11.0%, from such revenue for the same period last year. This decrease is due primarily to lower overall attendance at several NASCAR racing events on a comparable year-over-year basis, and postponement of TMS’s IndyCar race in the current period. Several of those events, as well as certain other racing events, were negatively impacted by poor weather as further described above.

Event Related Revenue for the six months ended June 30, 2016 decreased by $4.2 million, or 5.6%, from such revenue for the same period last year. This decrease is due to lower marketing, souvenir merchandising, and certain other event related revenues, including the associated negative impact of poor weather and lower overall attendance at NASCAR and other racing events, on a comparable year-over-year basis. The decrease also reflects postponement of TMS’s IndyCar race in the current period. The overall decrease was partially offset by higher ancillary broadcasting revenues in the current period as compared to last year.

NASCAR Broadcasting Revenue for the six months ended June 30, 2016 increased by $3.8 million, or 3.1%, over such revenue for the same period last year. This increase reflects higher contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the six months ended June 30, 2016 increased by $216,000, or 1.4%, over such revenue for the same period last year. This increase is due primarily to higher Legend Cars and non-event souvenir merchandising revenues in the current period as compared to last year. The overall increase was partially offset by lower royalty revenues associated with TMS’s long-term natural gas mineral rights exploration and extraction activities in the current period.

Direct Expense of Events for the six months ended June 30, 2016 decreased by $1.7 million, or 3.4%, from such expense for the same period last year. This decrease is due primarily to deferral of certain direct expenses (principally purse and sanction fees) associated with TMS’s postponed IndyCar race and, to a lesser degree, reduced operating costs associated with lower attendance, souvenir merchandising and certain other event related revenues for NASCAR racing events on a comparable year-over-year basis. The overall decrease was partially offset by additional operating costs associated with conducting delayed or postponed racing events due to poor weather and higher pre-race and post-race entertainment costs at certain Company speedways on a comparable year-over-year event basis.

NASCAR Event Management Fees for the six months ended June 30, 2016 increased by $2.2 million, or 3.0%, over such expense for the same period last year. This increase reflects higher annual contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the six months ended June 30, 2016 increased by $452,000, or 4.5%, over such expense for the same period last year. This increase is due primarily to increased operating costs associated with higher Legend Cars and non-event souvenir merchandising revenues in the current period as compared to last year.

General and Administrative Expense for the six months ended June 30, 2016 increased by $2.8 million, or 5.9%, over such expense for the same period last year. This increase is due to higher compensation costs, including wage cost inflation, in the current period as compared to last year, and to lower property taxes associated with negotiated settlements reflected in the second quarter 2015. The overall increase was partially offset by lower professional fees in the current period.

Depreciation and Amortization Expense for the six months ended June 30, 2016 increased by $231,000, or 0.9%, over such expense for the same period last year. This change reflects depreciation on capital expenditures placed into service, which was largely offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for the six months ended June 30, 2016 was $6.6 million compared to $9.9 million for the same period last year. This change reflects first quarter 2015 redemption of higher interest rate 2019 Senior Notes and replacement with lower interest rate 2023 Senior Notes and Credit Facility borrowings, and lower total outstanding debt as compared to last year. The change reflects “interim interest expense” of $1.7 million incurred in the first quarter 2015 related to these financing transactions as further described in Note 5 to the Consolidated Financial Statements. The change also reflects, to a lesser extent, higher interest income associated with property tax settlements in the same period last year and higher capitalized interest costs in the current period.

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

Other Expense, Net for the six months ended June 30, 2016 was $55,000 compared to other income, net of $333,000 for the same period last year. This change reflects higher gains on disposals of certain property in the same period last year, an estimated fire loss associated with a SMI Properties facility in the current period, and a combination of individually insignificant items in the current period as compared to last year.

Income Tax Provision (Benefit). Our effective income tax rate for the six months ended June 30, 2016 and 2015 was 37.1% and 33.6%, respectively. The 2015 effective tax rate reflects adjustments associated with the 2015 intangible asset and goodwill impairment charges and certain deferred tax assets.

Net Income for the six months ended June 30, 2016 was $25.6 million compared to a net loss of $39.6 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the six months ended June 30, 2016 and 2015 resulted primarily from:

(1)	net cash provided by operations amounting to $77.0 million in 2016 ($65.0 million in 2015)

(2)	borrowings under long-term debt amounting to $250.0 in 2015 for refinancing ($0 in 2016)

(3)	repayments of long-term debt amounting to $32.2 million in 2016 ($302.6 million in 2015)

(4)	payment of quarterly cash dividends amounting to $12.4 million in 2016 ($12.4 million in 2015)

(5)	repurchases of common stock amounting to $2.9 million in 2016 ($3.5 million in 2015)

(6)	cash outlays for capital expenditures amounting to $28.2 million in 2016 ($13.1 million in 2015)

(7)	payment of debt refinancing costs amounting to $3.8 million in 2015 ($0 in 2016)

The following is additional information on net cash provided by operating activities as reflected in our accompanying Consolidated Statements of Cash Flows: The 2016 changes in cash flows from operating activities associated with accounts receivable and deferred race event and other income reflect activities related to BMS’s collegiate football game scheduled to be held in the third quarter 2016 as further described in Note 2 to the Consolidated Financial Statements.

We had the following contractual obligations as of June 30, 2016 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$50,526	$50,526	–	–	–
Long-term debt, bank credit facility and senior notes(2)	289,206	7,657	$15,329	$65,849	$200,371
Other liabilities	6,116	–	–	6,116	–
Interest on fixed rate debt obligations(3)	67,613	10,284	20,554	20,534	16,241
Deferred income taxes(4)	333,258	–	–	–	333,258
Interest on floating rate credit facility debt(3)	4,992	1,601	2,779	612	–
NASCAR event management fees(5)	658,906	139,369	293,127	226,410	–
Contracted capital expenditures(1)	1,021	1,021	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	3,306	1,134	1,293	279	600
Total Contractual Cash Obligations	$1,421,144	$217,792	$333,082	$319,800	$550,470

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit(2)	$840	$840	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $650,000 in the six months ended June 30, 2016); (b) income tax liabilities for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $30.7 million in 2015).

(2)

Long-term debt reflects payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of June 30, 2016, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.2 million, including up to an additional $49.2 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $88.0 million at June 30, 2016 and a weighted average interest rate of 1.9% in the six months ended June 30, 2016.

(4)	All deferred income taxes are reflected as due in “more than 5 years” because timing of annual future reversal and payment is not readily determinable at this time.
(5)

Reflects SMI’s separate five-year Event Management Agreements with NASCAR for racing events in 2016 and through 2020 using an average annual increase of 3.5%. Fees for years after 2020 have not yet been negotiated and could increase or decrease or change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after June 30, 2016. In July 2016, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in September 2016. Quarterly cash dividends paid in 2015 totaled approximately $24.8 million.

LIQUIDITY

As of June 30, 2016, our cash and cash equivalents totaled $84.1 million, outstanding borrowings under the Credit Facility totaled $88.0 million (all Term Loan), outstanding letters of credit amounted to $840,000, and we had availability for borrowing up to an additional $99.2 million, including $49.2 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any. We may, from time to time, engage in additional financing depending on future growth and financing needs, or redeem, retire or purchase our debt and equity securities depending on liquidity, prevailing market conditions, permissibility under our debt agreements, and other factors as our Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries.

At June 30, 2016, net deferred tax liabilities totaled $333.3 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. As further described in Note 2 to the Consolidated Financial Statements, our cash paid for income taxes in recent years has been significantly reduced through use of various tax minimization strategies and income tax benefits, and management plans similar use in 2016. While management plans to reduce income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are not yet determinable. Once used, certain tax minimization strategies and income tax benefits may no longer be available, resulting in a significant increase in required cash payments for income taxes, particularly after 2016.

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

We recognized revenue of approximately $424,000 and $1,051,000 in the three and six months ended June 30, 2016 ($4.3 million in the full year 2015) under a natural gas mineral rights lease agreement entitling TMS to stipulated stand-alone and shared royalties and related payments. Such revenues have declined recently from associated market declines in natural gas price levels. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will further decline, remain steady or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can deteriorate or fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. See Note 2 to the Consolidated Financial Statements for additional information associated with these activities.

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

General Debt Overview – We have reduced total long-term debt by $32.2 million in 2016, $80.1 million in 2015 and $61.5 million in 2014, and reduced interest costs through principal repayment and various financing transactions. As further described below, we issued new 2023 Senior Notes in January 2015 and fully redeemed our 2019 Senior Notes in March 2015. Although our financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, the structured repayment of Term Loan borrowings over five years and lower interest costs under the new Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in our 2015 Annual Report for other factors related to our indebtedness and general economic conditions.

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

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 5 to the Consolidated Financial Statements. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of June 30, 2016.

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

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2016, we repurchased 125,000 shares of common stock for approximately $2.3 million. As of June 30, 2016, we could repurchase up to an additional 569,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At June 30, 2016, we had various construction projects underway. We have installed a large high-definition video board and new public sound system at BMS, and regraded and repaved KyS’s superspeedway racing surface. We have installed or plan to install higher-end leader boards, and modernize and expand fan-zone entertainment and premium hospitality areas and other fan amenities, at several of our speedways. Similar to 2015, we continue to install “SAFER” crash walls or similar barriers at several speedways, and invest in additional social media and web application technology to attract and enhance the entertainment experience of our race fans. We also acquired certain real property surrounding CMS. As of June 30, 2016, we had contractual obligations for capital expenditures of approximately $1.0 million for facility improvements at our various speedways. Our capital expenditures amounted to $30.7 million in 2015. At this time, aggregate payments for capital expenditures in 2016 are estimated to approximate $30.0 to $40.0 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

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

On February 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6.2 million, which was paid on March 18, 2016 to shareholders of record as of March 1, 2016. On April 19, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 6, 2016 to shareholders of record as of May 16, 2016. On July 19, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on September 5, 2016 to shareholders of record as of August 15, 2016. These 2016 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of June 30, 2016, we had aggregate outstanding letters of credit of $840,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of June 30, 2016, there were $88.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at June 30, 2016 would cause an approximate change in annual interest expense of $880,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at June 30, 2016 or December 31, 2015. As of June 30, 2016, we had availability for borrowing up to an additional $99.2 million, including $49.2 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of June 30, 2016 and December 31, 2015 (in thousands):

	Carrying Value		Fair Value
	2016	2015	2016	2015	Maturity Dates
Floating rate revolving Credit Facility, including Term Loan(1)	$88,000	$120,000	$88,000	$120,000	December 2019
5.125% Senior Notes	200,000	200,000	203,500	199,000	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings in the six months ended June 30, 2016 and 2015 was 1.9% for both periods.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $840,000 and $845,000, and no instruments or securities with equity price risk, as of June 30, 2016 and December 31, 2015.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were not effective as of June 30, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, or that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As further described in “Item 9A. Controls and Procedures” in our 2015 Annual Report, the management of Speedway Motorsports, Inc. concluded that a material weakness existed as of December 31, 2015 because we did not design and maintain effective controls over the valuation and accuracy of the accounting for income taxes. Specifically, we did not design and maintain controls over the analysis and assessment of estimates involving complex multistate-apportionment factors, tax rate computations, tax contingencies and deferred tax asset valuation allowances, and income tax effects related to business acquisitions or disposals. However, the material weakness did result in adjusting certain 2015 interim financial information included herein as further described in Note 1 to the Consolidated Financial Statements. Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting – As previously reported in the Company’s remediation plans, we have engaged an independent third-party firm with income tax specialists to assist in the review, analysis and preparation of the Company’s interim and annual income tax provision methodology, computations and financial reporting, and expanded our use of outside legal tax counsel. This change in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in the first and second quarters of 2016 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continuing to strengthen controls for income taxes with the use of enhanced information technology and software for income tax accounting and reporting, and expanded use of an independent third-party firm and outside legal tax counsel in future periods. Other than the remediation actions and plans set forth above, there were no changes in the Company’s internal control over financial reporting in the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various lawsuits in the normal course of business, some of which may involve material claims. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on our future financial position, results of operations or cash flows. New or material developments, if any, on the more significant of these lawsuits are described in Note 8 to the Consolidated Financial Statements. See Item 1A “Risk Factors” of our 2015 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the six months ended June 30, 2016.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of June 30, 2016, we could repurchase up to an additional 569,000 shares under the current authorization.

During the six months ended June 30, 2016, we repurchased 125,000 shares of common stock on the open market for approximately $2.3 million, and 31,000 shares of our common stock were delivered to us at an average price per share of $19.00 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of June 30, 2016
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	19,000	$19.09	19,000	675,000
February 2016	20,000	18.29	20,000	655,000
March 2016	53,000	18.84	22,000	633,000
First Quarter 2016	92,000	18.77	61,000	633,000
April 2016	21,000	18.75	21,000	612,000
May 2016	21,000	17.63	21,000	591,000
June 2016	22,000	17.60	22,000	569,000
Second Quarter 2016	64,000	17.99	64,000	569,000
Total 2016	156,000	$18.45	125,000	569,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: July 28, 2016	By:	/s/ Marcus G. Smith
Chief Executive Officer (Principal Executive Officer)
Officer) and President

Date: July 28, 2016	By:	/s/William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)