Form 10-Q
period 2016-09-30
SPEEDWAY MOTORSPORTS INC
filed 2016-10-28
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

[  ] Yes [X] No

As of October 28, 2016, there were 41,078,547 shares of the registrant’s common stock outstanding.

INDEX TO FORM 10-Q

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

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$82,308	$82,010
Accounts receivable, net	38,899	39,783
Prepaid and refundable income taxes	6,983	8,520
Inventories, net	8,414	8,711
Prepaid expenses	2,346	3,862
Total Current Assets	138,950	142,886
Notes Receivable	1,184	1,303
Other Assets	28,709	29,622
Property and Equipment, Net	1,012,230	1,019,650
Other Intangible Assets, Net	298,386	298,394
Goodwill	47,342	47,342
Total	$1,526,801	$1,539,197

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,657	$7,677
Accounts payable	34,517	12,112
Deferred race event and other income, net	36,567	57,549
Accrued interest	1,739	4,291
Accrued expenses and other current liabilities	29,730	26,740
Total Current Liabilities	110,210	108,369
Long-term Debt	261,549	313,706
Deferred Income, Net	3,905	4,581
Deferred Income Taxes, Net	328,417	321,046
Other Liabilities	18,275	6,655
Total Liabilities	722,356	754,357
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,096,000 in 2016 and 41,235,000 in 2015	458	458
Additional Paid-in Capital	258,261	255,294
Retained Earnings	649,790	629,115
Treasury Stock at cost, shares – 4,741,000 in 2016 and 4,520,000 in 2015	(104,064)	(100,027)
Total Stockholders’ Equity	804,445	784,840
Total	$1,526,801	$1,539,197

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30:
	2016	2015
Revenues:
Admissions	$29,698	$31,607
Event related revenue	37,226	40,717
NASCAR broadcasting revenue	65,839	63,855
Other operating revenue (Note 2)	37,898	7,944
Total Revenues	170,661	144,123

Expenses and Other:
Direct expense of events	36,576	35,251
NASCAR event management fees	41,087	39,758
Other direct operating expense (Note 2)	28,996	4,796
General and administrative	27,205	26,712
Depreciation and amortization	14,016	20,304
Interest expense, net	3,290	3,511
Other (income) expense, net	(941)	749
Total Expenses and Other	150,229	131,081

Income Before Income Taxes	20,432	13,042
Provision for Income Taxes	(6,766)	(4,489)

Net Income	$13,666	$8,553

Basic Earnings Per Share (Note 6)	$0.33	$0.21
Weighted Average Shares Outstanding	41,123	41,267

Diluted Earnings Per Share (Note 6)	$0.33	$0.21
Weighted Average Shares Outstanding	41,135	41,288

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended
	September 30:
	2016	2015 (Note 1)
Revenues:
Admissions	$74,771	$82,263
Event related revenue	108,295	115,966
NASCAR broadcasting revenue	192,453	186,653
Other operating revenue (Note 2)	54,006	23,836
Total Revenues	429,525	408,718

Expenses and Other:
Direct expense of events	84,366	84,719
NASCAR event management fees	115,863	112,381
Other direct operating expense (Note 2)	39,540	14,888
General and administrative	78,591	75,256
Depreciation and amortization (Note 2)	40,957	47,014
Interest expense, net	9,920	13,361
Impairment of other intangible assets and goodwill (Note 4)	–	98,868
Loss on early debt redemption and refinancing (Note 5)	–	8,372
Other (income) expense, net	(886)	416
Total Expenses and Other	368,351	455,275

Income (Loss) Before Income Taxes	61,174	(46,557)
(Provision) Benefit for Income Taxes	(21,900)	15,532
Net Income (Loss)	$39,274	$(31,025)

Basic Earnings (Loss) Per Share	$0.95	$(0.75)
Weighted Average Shares Outstanding	41,178	41,306

Diluted Earnings (Loss) Per Share	$0.95	$(0.75)
Weighted Average Shares Outstanding	41,191	41,336

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2016	41,235	$458	$255,294	$629,115	$(100,027)	$784,840
Net income	—	—	—	39,274	—	39,274
Share-based compensation, and windfall tax benefits adjustment (Note 2)	81	—	2,967	—	—	2,967
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(18,599)	—	(18,599)
Repurchases of common stock	(220)	—	—	—	(4,037)	(4,037)
Balance, September 30, 2016	41,096	$458	$258,261	$649,790	$(104,064)	$804,445

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended
	September 30:
	2016	2015 (Note 1)
Cash Flows from Operating Activities:
Net income (loss)	$39,274	$(31,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of other intangible assets and goodwill	-	98,868
Deferred loan cost amortization	1,130	1,287
(Gains) losses on disposals of property and equipment and insurance recovery	(1,339)	209
Interest expense accretion of debt discount and premium, net	-	(121)
Depreciation and amortization	40,957	47,014
Amortization of deferred income	(732)	(1,803)
Deferred income tax provision	21,899	(17,150)
Share-based compensation	2,560	2,520
Changes in operating assets and liabilities:
Accounts receivable	2,924	(4,113)
Prepaid, refundable and accrued income taxes	(1,240)	293
Inventories	297	(472)
Prepaid expenses	1,516	1,094
Accounts payable	21,437	5,776
Deferred race event and other income	(21,016)	(11,326)
Accrued interest	(2,552)	(5,336)
Accrued expenses and other liabilities	2,990	6,494
Deferred income	90	889
Other assets and liabilities	(283)	(13)
Net Cash Provided By Operating Activities	107,912	93,085

Cash Flows from Financing Activities:
Borrowings under long-term debt	-	251,383
Principal payments on long-term debt	(52,177)	(321,125)
Payment of debt refinancing costs	-	(3,970)
Dividend payments on common stock	(18,599)	(18,623)
Exercise of common stock options	-	732
Repurchases of common stock	(4,037)	(4,796)
Net Cash Used By Financing Activities	$(74,813)	$(96,399)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30:
	2016	2015 (Note 1)
Cash Flows from Investing Activities:
Payments for capital expenditures	$(33,440)	$(20,406)
Proceeds from sales of property and equipment and insurance recovery	520	519
Repayment of notes and other receivables	119	499
Net Cash Used By Investing Activities	(32,801)	(19,388)

Net Increase (Decrease) in Cash and Cash Equivalents	298	(22,702)
Cash and Cash Equivalents at Beginning of Period	82,010	110,046
Cash and Cash Equivalents at End of Period	$82,308	$87,344

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$12,620	$19,068
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	1,065	98

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operating subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Speedway Sonoma LLC (Sonoma Raceway or SR), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. See Notes 1 and 2 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K (2015 Annual Report) for further description of our business operations, properties and scheduled events.

2015 Revision of Financial Statements – In connection with filing our 2015 Annual Report, we revised our previously reported quarterly financial information for the second quarter of 2015. The revision decreased the previously reported income tax benefits of $38,409,000, associated with a second quarter 2015 impairment charge (see Note 4), increasing the previously reported nine months ended September 30, 2015 net loss by $2,955,000 and basic and diluted loss per share amounts by $0.07. All associated 2015 financial statement amounts and note disclosures herein reflect the revision. Management does not believe that these revisions are material to any of the periods presented.

Racing Events (Note 2) – In 2016, we plan to hold 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association (NHRA), one Automobile Racing Club of America (ARCA) and three World of Outlaws (WOO) racing events. In 2015, we held 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO events.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2015 Annual Report. In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair statement at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company's motorsports business. See Note 2 to the Consolidated Financial Statements in our 2015 Annual Report for further discussion of significant accounting policies.

Quarterly Reporting and Certain Schedule Changes – We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race and certain other event schedules at our speedways from time to time can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of our motorsports business.

The Battle at Bristol. In the third quarter 2016, BMS hosted two collegiate football games, one of which (the Battle at Bristol - including a large preceding concert) was substantially larger than the other due to team standings and public interest. Under the same accounting policy for our racing events, we previously deferred advance revenues and direct expenses pertaining to these events in “deferred race event and other income, net”, all of which were recognized when held in the third quarter 2016. These events had a material positive effect on our operating results for the three and nine months ended September 30, 2016, and associated revenues and direct expenses have been reflected in “other operating revenue” and “other direct operating expense” in our Consolidated Statements of Operations, and in our “all other” reporting segment (see Note 10). Management believes reporting these results separate from our core business of motorsports operations is appropriate as we do not have additional football games scheduled at this time (nor have any been held before), and these results are not indicative of future results that can be expected or forecast.

Racing Schedule Changes. The more significant racing schedule changes for the three and nine months ended September 30, 2016 as compared to 2015 include:

•	Poor weather resulted in delaying the start of the NASCAR Sprint Cup race held at LVMS in the first quarter 2016
•	Poor weather resulted in cancellation of a portion of the major NHRA weekend racing event held at CMS in the second quarter 2016
•

Poor weather resulted in delays in starting and completing the NASCAR Sprint Cup race at TMS and Sprint All-Star race at CMS, and next day rescheduling of one NASCAR Camping World Truck Series race at CMS, in the second quarter 2016

•	Poor weather resulted in delays in starting and completing one IndyCar race at TMS, which was rescheduled from the second quarter 2016 to the third quarter 2016 as further discussed below
•	Poor weather resulted in postponing and rescheduling one NASCAR Sprint Cup race held at BMS in the third quarter 2016
•	TMS held one Red Bull Air Race in the third quarter 2015 that was not held in 2016

An IndyCar race scheduled at TMS in the second quarter 2016 was postponed due to poor weather, rescheduled for the next day and started and stopped due to poor weather, and rescheduled again and held in the third quarter 2016. Previous advance sales for tickets, sponsorships, and certain other event related revenues, race purse and sanction fees, sales and admission taxes, credit card processing fees and sales commissions on advance revenues were deferred as of June 30, 2016, and were recognized when the rescheduled race was held in the third quarter 2016. Previous event souvenir merchandise sales and commissions from food and beverage sales, and advertising, outside support, event labor and other costs expected to be re-incurred were recognized in the second quarter 2016 and were not deferred at September 30, 2016. New event revenues and expenses were recognized when the rescheduled race was held in accordance with the Company’s customary accounting policies. The Company has offered to honor previously sold tickets at the rescheduled race or exchange for race tickets to TMS’s upcoming NASCAR Sprint Cup races in November 2016 and April 2017 or IndyCar race in June 2017. The exchange offer expires in June 2017, and cash refunds were not offered. We are presently unable to determine the ultimate number of tickets or which race events or future reporting periods that may be affected by ticket exchanges or redemption. As of September 30, 2016, we have deferred race event income of $538,000 for unredeemed tickets associated with TMS’s 2016 IndyCar race. However, management believes the matter will not materially affect our future financial condition, results of operations or cash flows.

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

The effective income tax rate for the three and nine months ended September 30, 2016 was 33.1% and 35.8%, and for the three and nine months ended September 30, 2015 was 34.4% and 33.4%. Our 2016 and 2015 effective tax rates reflect non-recurring tax benefits of $507,000 and $610,000 resulting from certain state income tax law changes. The tax rate for the nine months ended September 30, 2015 also reflects adjustments associated with second quarter 2015 intangible asset and goodwill impairment charges and certain deferred tax assets. The Company paid cash of $650,000 and $599,000 for income taxes in the nine months ended September 30, 2016 and 2015. We believe our year-end taxable income position will ultimately benefit from additional paid-in capital (APIC) net operating losses accumulated in 2015 and 2014 that relate to share-based compensation (See Note 9). As such, our 2016 consolidated financial statements reflect reduced income taxes payable, and increased additional paid-in capital, of $407,000 for windfall tax benefits associated with share-based compensation.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $12,280,000 as of September 30, 2016 and December 31, 2015, $11,781,000 of which relates to deferred tax assets associated with the Company’s discontinued operation. At September 30, 2016, $11,832,000 of those amounts is included in noncurrent other liabilities and $448,000 is included in deferred tax liabilities. At December 31, 2015, $499,000 of those amounts is included in noncurrent other liabilities and $11,781,000 is included in deferred tax liabilities. All of those 2016 and 2015 amounts would favorably impact our effective tax rate if recognized. As of September 30, 2016 and December 31, 2015, management believes $239,000 of unrecognized tax benefits will be recognized within the next twelve months. During the three and nine months ended September 30, 2016 and 2015, we recognized interest and penalties of $4,000 and $11,000, and $8,000 and $22,000, respectively, associated with unrecognized tax benefits. As of September 30, 2016 and December 31, 2015, the Company had $180,000 and $169,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2015 by the California Franchise Tax Board, 2012 through 2015 by the Internal Revenue Service, and 2012 through 2015 by all other state taxing jurisdictions to which the Company is subject. The Company’s 2014 federal income tax return is under examination by the Internal Revenue Service, which began in July 2016.

Anticipated Income Tax Benefit From Equity Interest Abandonment – On January 31, 2014, the Company abandoned its interest and rights in Motorsports Authentics (former 50% owned, non-controlling interest, merchandising equity investment joint venture) (MA) to focus management resources in areas that may be profitable and more productive. The Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company recognized a material income tax benefit of $48.1 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance, and recognized tax losses reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law for full utilization of these tax losses. The Company has reduced income taxes payable by approximately $36.0 million and $16.6 million through September 30, 2016 and December 31, 2015, through utilization of deferred income tax assets, including net operating losses, related to the abandonment.

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

Property and Equipment – In the third quarter 2016, we recorded accelerated depreciation of $357,000 associated with removal of certain TMS assets and a $1,519,000 gain from disposal of certain AMS property. From time to time, we may reduce the number of permanent seats to offer wider seating and improved sight lines for managing facility capacity or other marketing or alternative development purposes such as premium hospitality, RV camping and advertising areas. In the third quarter 2015, we recorded accelerated depreciation on removal of approximately 19,000 low demand LVMS seats and retired BMS scoreboard assets aggregating $7,011,000, and associated removal costs of $458,000.

TMS Mineral Rights Lease Receipts – TMS, in conjunction with the Fort Worth Sports Authority, has a natural gas mineral rights lease agreement and a joint exploration agreement which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain prices levels are met. TMS received and recognized royalty payments of $615,000 and $1,202,000 in the three months ended September 30, 2016 and 2015, and $1,666,000 and $3,337,000 in the nine months ended September 30, 2016 and 2015 under the lease agreement.

An initial lease agreement was extended and natural gas extraction commenced in 2014, entitling TMS to stipulated stand-alone and shared royalties. The lessee expanded production capacity in 2014, including an increased number of extraction wells. Such revenues have declined recently from associated market declines and volatility in natural gas price levels. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will further decline, remain steady or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts, if any, or timing of possible future royalty payments to TMS. As of September 30, 2016 and December 31, 2015, there were no receivables (not since collected) or deferred income associated with the expired or extended agreements.

Taxes Collected from Customers – We report sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended September 30, 2016 and 2015 were $3,610,000 and $1,591,000, and for the nine months ended September 30, 2016 and 2015 were $6,427,000 and $4,582,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $5,724,000 and $7,537,000 for the three months ended September 30, 2016 and 2015, and $13,306,000 and $13,077,000 for the nine months ended September 30, 2016 and 2015. There were no deferred direct-response advertising costs at September 30, 2016 or December 31, 2015.

Fair Value of Financial Instruments – We follow applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts and notes receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes and other receivables and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt bears interest approximating market rates, or where non-interest bearing is discounted based on estimated current cost of borrowings; therefore, carrying values approximate market value. There have been no changes or transfers between category levels or classes. The following table presents estimated fair values and categorization levels of our financial instruments as of September 30, 2016 and December 31, 2015 (in thousands):

			September 30, 2016		December 31, 2015
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$82,308	$82,308	$82,010	$82,010
Cash surrender values	2	NR	8,808	8,808	8,551	8,551

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	68,000	68,000	120,000	120,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	206,100	200,000	199,000
Other long-term debt	2	NR	1,206	1,206	1,383	1,383

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

The FASB issued Accounting Standards Update 2016-15 “Statement of Cash Flows (Topic 23) - Classification of Certain Cash Receipts and Cash Payments” which provides specific guidance on eight cash flow classification issues. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, and any amendments must be adopted in the same period. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	September 30,	December 31,
	2016	2015
Finished race cars, parts and accessories	$5,185	$5,542
Souvenirs and apparel	2,424	2,550
Micro-lubricant® and other	805	619
Total	$8,414	$8,711

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

Among other factors, the latest assessment assumes projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management fees, based on historical and anticipated rates which are supported by recently negotiated multi-year contracts. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment. Our 2016 annual assessment found the estimated fair value of each reporting unit and each indefinite-lived intangible asset substantially exceeded its associated carrying value except for NHMS and TMS race date agreements. The estimated excess for those two reporting units, while more than nominal at this time, have heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing.

Management’s assumptions considered the following factors and conditions, the majority of which contributed to our 2015 impairment charge described below. NHMS was acquired in 2008, largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. The 2016 (and 2015) evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans and appealing “at-home viewing” experiences. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for NHMS and TMS race date intangible assets.

There have since been no other events or circumstances that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of September 30, 2016. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Second Quarter 2015 Impairment – In the second quarter 2015, we recorded sizable non-cash impairment charges to reduce the carrying value of non-amortizable race date event sanctioning and renewal agreements associated with NHMS, and goodwill associated with certain event souvenir merchandising activities. These charges resulted from our 2015 annual impairment assessment which found the carrying values for non-amortizable race date event sanctioning and renewal agreements associated with NHMS exceeded their estimated fair value. The various factors considered in this assessment as described above (and not repeated here) resulted in lowering our expectations for forecasted growth rates for certain revenues and profit recovery. As such, a non-cash impairment charge of $96,530,000, before income tax benefits of $34,569,000, was reflected in the second quarter 2015 to reduce the race date intangible assets to estimated fair value. Our 2015 annual assessment also indicated that goodwill associated with SMI Trackside, which conducts event souvenir merchandising at our and other third-party speedways, was impaired because of potentially unfavorable developments associated with NASCAR’s announced industry changes to the trackside merchandising business model. As such, a non-cash impairment charge of $2,338,000, before income tax benefits of $885,000, was reflected in the second quarter 2015 to reduce associated goodwill to an estimated fair value of $0. These 2015 impairment charges pertain to our “motorsports event related” reporting segment (see Note 10).

Other Information – There were no changes in the gross carrying value of goodwill or other intangible assets during the three and nine months ended September 30, 2016. The carrying amounts for goodwill and other intangible assets include accumulated impairments of $148.6 million and $99.9 million at both September 30, 2016 and December 31, 2015. The gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$298,383	—	$298,383	$298,383	—	$298,383		—
Amortizable race event sanctioning and renewal agreements	100	$(97)	3	100	$(89)	11	5	-	6
Total	$298,483	$(97)	$298,386	$298,483	$(89)	$298,394

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

We repaid Term Loan borrowings of $20,000,000 and $52,000,000 during the three and nine months ended September 30, 2016, and $18,125,000 and $70,000,000 during the three and nine months ended September 30, 2015. During the three months ended September 30, 2015, the Company borrowed $50,000,000 under the Term Loan for partial funding of the 2019 Senior Notes redemption as further described below. At September 30, 2016 and December 31, 2015, outstanding borrowings under the Credit Facility were $68,000,000 and $120,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $605,000 and $845,000. As of September 30, 2016, we had availability for borrowing up to an additional $99,395,000, including up to an additional $49,395,000 in letters of credit, under the revolving Credit Facility, and $50,000,000 under the delayed draw term loan provision.

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

Other Notes Payable – At September 30, 2016 and December 31, 2015, long-term debt includes a 3% interest bearing debt obligation of $1,206,000 and $1,383,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. The Company was in compliance with all applicable covenants under these debt agreements as of September 30, 2016. See Note 6 to the Consolidated Financial Statements included in our 2015 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2016	2015	2016	2015
Gross interest costs	$3,413	$3,622	$10,520	$13,932
Less: capitalized interest costs	(74)	(64)	(452)	(200)
Interest expense	3,339	3,558	10,068	13,732
Interest income	(49)	(47)	(148)	(371)
Interest expense, net	$3,290	$3,511	$9,920	$13,361
Weighted-average interest rate on Credit Facility borrowings	2.0%	1.8%	2.0%	1.9%

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

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted income (loss) per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2016	2015	2016	2015
Income (loss) applicable to common stockholders and assumed conversions	$13,666	$8,553	$39,274	$(31,025)

Weighted average common shares outstanding	41,123	41,267	41,178	41,306
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	12	21	13	30
Weighted average common shares outstanding and assumed conversions	41,135	41,288	41,191	41,336

Basic earnings (loss) per share	$0.33	$0.21	$0.95	$(0.75)
Diluted earnings (loss) per share	$0.33	$0.21	$0.95	$(0.75)
Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	152	238	148	190

Stock Repurchases – Our Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2016, we repurchased 64,000 and 189,000 shares of common stock for $1,150,000 and $3,439,000. As of September 30, 2016, we could repurchase up to an additional 505,000 shares under the current authorization. During the nine months ended September 30, 2016, we repurchased approximately 31,000 shares of common stock for $598,000 from management employees to settle income taxes on 66,000 restricted shares that vested during the period. As of and through September 30, 2016, treasury stock includes 246,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – To date in 2016, our Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 17, 2016	April 19, 2016	July 19, 2016	October 19, 2016
Record date	March 1, 2016	May 16, 2016	August 15, 2016	November 11, 2016
Paid or payable to shareholders	March 18, 2016	June 6, 2016	September 5, 2016	December 2, 2016
Aggregate quarterly cash dividend	$6,249	$6,180	$6,171	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, share various expenses in the ordinary course of business under a shared services agreement. Under the shared services agreement, the Company incurred expenses of $280,000 and $143,000 in the three months ended September 30, 2016 and 2015, and $729,000 and $355,000 in the nine months ended September 30, 2016 and 2015. Amounts due from or payable to Sonic Financial at September 30, 2016 or December 31, 2015 were not significant.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by the Company's Executive Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $181,000 in the three months ended September 30, 2016 and 2015, and $542,000 and $518,000 in the nine months ended September 30, 2016 and 2015. Amounts owed to these affiliated companies at September 30, 2016 and December 31, 2015 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which Sonic Financial is a controlling stockholder, for an aggregate of $18,000 and $17,000 in the three months ended September 30, 2016 and 2015, and $123,000 and $58,000 in the nine months ended September 30, 2016 and 2015. There were no vehicles sold to SAI in the three or nine months ended September 30, 2016 and 2015. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $339,000 and $221,000 in the three months ended September 30, 2016 and 2015, and $794,000 and $688,000 in the nine months ended September 30, 2016 and 2015. At September 30, 2016 and December 31, 2015, approximately $157,000 and $85,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $535,000 and $561,000 in the three months ended September 30, 2016 and 2015, and $1,619,000 and $1,651,000 in the nine months ended September 30, 2016 and 2015. At September 30, 2016 and December 31, 2015, approximately $197,000 and $158,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of September 30, 2016 and December 31, 2015, and transactions for the three and nine months ended September 30, 2016 and 2015, are summarized below (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$354	$243

	Three Months Ended September 30:		Nine Months Ended September 30:
	2016	2015	2016	2015
Merchandise and vehicle purchases	$18	$17	$123	$58
Shared services expense	280	143	729	355
Merchandise sales	874	782	2,413	2,339
Rent expense	181	181	542	518

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

2013 Stock Incentive Plan – The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President (former Chief Operating Officer until February 2015) and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the nine months ended September 30, 2016 and 2015. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. An additional 65,000 restricted stock units were granted to the Company’s Chief Executive Officer and President in the nine months ended September 30, 2015 under the same conditions as described above except with a vesting period of five years. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

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

In the nine months ended September 30, 2016 and 2015, the Company repurchased 31,000 and 28,000 shares of common stock for $588,000 and $630,000 from executive management employees to settle income taxes on 64,000 and 58,000 shares that vested during the period, respectively.

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

Share-Based Payments – There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2016 or 2015 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the nine months ended September 30, 2016 or 2015. No stock options were exercised in the nine months ended September 30, 2016. A total of 46,250 stock options previously granted under the 2004 Plan were exercised in the nine months ended September 30, 2015 at an exercise price of $15.83.

Share-based compensation cost for the three months ended September 30, 2016 and 2015 totaled $852,000 and $869,000, before income taxes of $282,000 and $323,000, and for the nine months ended September 30, 2016 and 2015 totaled $2,560,000 and $2,520,000, before income taxes of $916,000 and $938,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at September 30, 2016 or December 31, 2015. As of September 30, 2016, there was approximately $3,393,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan, the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.1 years. As of September 30, 2016, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

Our operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at our various major speedway facilities located in the United States. Our business activities, including those of our subsidiaries, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2015 Annual Report. Our “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reportable segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. Our “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS natural gas mineral rights lease and related revenues, and office rentals at certain Company speedways. Our “all other” operations also consists of revenues and direct expenses associated with two collegiate football games (including “the Battle at Bristol” and a large preceding concert as further discussed in Note 2). Management believes reporting these results separate from our core business of “motorsports event related” operations is appropriate as no additional football games are scheduled at this time (nor have any been held before).

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

	Three Months Ended September 30:
	2016			2015
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$134,686	$35,975	$170,661	$136,748	$7,375	$144,123
Depreciation and amortization	13,977	40	14,017	20,259	45	20,304
Segment operating income	14,938	7,843	22,781	13,455	3,847	17,302

	Nine Months Ended September 30:
	2016			2015
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$382,656	$46,869	$429,525	$392,295	$16,423	$408,718
Depreciation and amortization	40,834	124	40,958	46,885	129	47,014
Impairment of other intangible assets and goodwill (Note 4)	–	–	–	98,868	–	98,868
Segment operating income (loss)	59,715	10,493	70,208	(29,473)	5,065	(24,408)
Capital expenditures	33,387	53	33,440	20,367	39	20,406

	September 30, 2016			December 31, 2015
Other intangibles	$298,386	–	$298,386	$298,394	–	$298,394
Goodwill	47,342	–	47,342	47,342	–	47,342
Total assets	1,502,492	$24,309	1,526,801	1,515,206	$23,991	1,539,197

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2016	2015	2016	2015
Total segment operating income (loss)	$22,781	$17,302	$70,208	$(24,408)
Adjusted for:
Interest expense, net	(3,290)	(3,511)	(9,920)	(13,361)
Loss on early debt redemption and refinancing (Note 5)	–	–	–	(8,372)
Other income (expense), net	941	(749)	886	(416)
Consolidated income (loss) before income taxes	$20,432	$13,042	$61,174	$(46,557)

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
•

Other direct operating expense – includes the cost of certain SMI Properties and subsidiaries merchandising, screen-printing and embroidery, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office rental revenues

As further discussed in Note 2 to the Consolidated Financial Statements, BMS hosted two collegiate football games (including “the Battle at Bristol” and a large preceding concert) in the third quarter 2016. Associated revenues are classified in “other operating revenue” and direct expenses in “other direct operating expense”. Management believes reporting these results separate from our core business of motorsports operations is appropriate as we have no additional football games scheduled at this time (nor have any been held before).

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

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Realignment of racing events can significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The profitability of similar series events, particularly NASCAR Sprint Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. The operating results for the three and nine months ended September 30, 2016 and 2015 are not indicative of results that may be expected for future periods because of such seasonality.

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

Significant Items Discussed Elsewhere in Indicated Sections of this Report:

•	Expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement through 2024 (discussed below in “Liquidity”)
•	Our long-term, multi-year contracted revenues are significant (discussed below in “Liquidity”)
•	Reduced interest costs from 2015 debt refinancing and redemption transactions (discussed below in “Liquidity”)
•	Income tax benefits from 2014 abandoned interest in Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)
•	Repurchases of common stock and dividends (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program” and “Dividends”)
•	Unrecognized compensation cost for non-vested share-based payments (discussed in Note 9 to the Consolidated Financial Statements)
•	Material positive impact of “the Battle at Bristol” and associated large concert on our 2016 results (discussed in Note 2 to the Consolidated Financial Statements)

General Factors and Current Operating Trends – The following discussion excludes the two collegiate football games (including “the Battle at Bristol” and a large preceding concert) held at BMS in the third quarter 2016. As further described in Note 2 to the Consolidated Financial Statements and “Results of Operations” below, these events had a material positive effect on our operating results for the three and nine months ended September 30, 2016. We do not have additional football games scheduled at this time, and our 2016 results are not indicative of future results that can be expected or forecast. However, we have begun to explore conducting similar events in the future.

Our year-to-date results for the 2016 race season reflect lower admission and event related revenues at several of our speedways on a comparable event basis. Those trends in various revenue categories appear to be continuing for upcoming NASCAR racing events scheduled in the fourth quarter 2016. As further discussed in “Results of Operations and Impact of Poor Weather” below, several of our 2016 racing events have contended with significant poor weather. Our 2016 operating results for each of our interim three quarters were negatively impacted by poor weather surrounding various racing events. Also, NASCAR Sprint Cup and Xfinity Series racing events held at CMS in the fourth quarter 2016 were postponed and rescheduled due to Hurricane Matthew. Many entertainment companies, including most sporting venues, are facing admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes admissions and certain event related revenues were negatively impacted by lower travel and spending by certain fans and customers due to ongoing economic conditions for certain demographics and geopolitical events. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs. Management also believes that although lower fuel prices are having some positive impact on admissions, many of our revenue categories continue to be negatively impacted by ongoing uncertain (although improving) consumer and corporate spending, high underemployment in certain demographic groups, absence of a stronger middle class economic recovery, high food and health-care costs, and other economic factors.

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

For 2017, NASCAR will likely continue to make other improvements and changes such as limiting the number of tires that may be used each race and further lowering of racecar downforce packages. In 2016, NASCAR announced new rules applicable to the base racecar package, which include a 3.5-inch spoiler, a 0.25-inch front leading splitter edge and a 33-inch wide radiator pan. The new lower downforce rules package includes more off-throttle time for drivers and decreasing corner speeds. This is generating more passing zones over the entire track, and allows for multiple tire combinations. In addition to the base package, each track continues to feature specific rules, including tire combinations and drive train configurations, to create the best racing for each track length, layout and surface. The “Chase” format has been extended to the NASCAR Xfinity and NASCAR Camping World Truck Series in 2016. Each series will feature a seven-race “Chase” to decide its respective champion. NASCAR has introduced an exciting new “heat racing” format at certain Xfinity Series races, including our April 2016 race at BMS. NASCAR is also considering using this new racing format in its Sprint Cup Series. NASCAR continues to make other changes to increase racing competition and fan excitement such as a new points system, changes in field sizes, larger “restart zones”, pit-road timing, new “overtime” procedures for finishing races and modified qualifying practices. Also, NASCAR announced team owner Charter agreements for its NASCAR Sprint Cup Series. The nine-year agreements grant NASCAR Sprint Cup Series Charters to 36 teams, establish a Team Owner Council that has formal input into decisions, and is designed to provide Charter teams with more stability and new revenue opportunities, including a greater interest in digital operations. Each Charter team owner has a guaranteed entry into the field of every NASCAR Sprint Cup Series points race.

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

Racecar driver popularity and performance abilities can affect on-track competition, attendance, corporate interest, media attention and the appeal of racing in general. From time-to-time, extremely popular and long-standing successful racecar drivers such as Jeff Gordon and Tony Stewart (and Dale Earnhardt Jr in the future) announce their retirement or reduced motorsports racing due to age, health or other considerations. Similar to most sports, injuries or other concerns for participant well-being can lead to early “retirement” or reduced sport involvement. The competitiveness in Sprint Cup Series races, the closeness of championship points racing, racecar driver popularity, and the success of NASCAR racing in general, can significantly impact attendance at our events and our operating results. See “Risk Factors” in our 2015 Annual Report for additional information on the impact that competition, popularity, sanctioning body and other changes, and the success of NASCAR racing in general can have on our operating results.

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

Reaffirmed 2016 Earnings Guidance – In connection with our third quarter 2016 earnings release, management reaffirmed its previous full year 2016 non-GAAP earnings guidance of $0.90-$1.10 per diluted share, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing uncertain economic conditions, among other factors. Inclement weather, potential higher fuel, health-care and food costs and continuing underemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below, along with the “Near-term Operating Factors” described above, help in understanding and comparing our results of operations. As further discussed in Note 2 to the Consolidated Financial Statements, BMS hosted two collegiate football games, including “the Battle at Bristol” (which was substantially larger due to team standings and public interest) and a large preceding concert in the third quarter 2016. These events had a material positive effect on our operating results for the three and nine months ended September 30, 2016. We do not have additional football games scheduled at this time, and these results are not indicative of future results that can be expected or forecast.

The more significant racing schedule changes for the three and nine months ended September 30, 2016 as compared to 2015 (the 2016 Race Date Changes) include:

•	Poor weather resulted in delaying the start of the NASCAR Sprint Cup race held at LVMS in the first quarter 2016
•	Poor weather resulted in cancellation of a portion of the major NHRA weekend racing event held at CMS in the second quarter 2016
•

Poor weather resulted in delays in starting and completing the NASCAR Sprint Cup race at TMS and Sprint All-Star race at CMS, and next day rescheduling of one NASCAR Camping World Truck Series race at CMS, in the second quarter 2016

•	Poor weather resulted in delays in starting and completing one IndyCar race at TMS, which was rescheduled from the second quarter 2016 to the third quarter 2016
•	Poor weather resulted in postponing and rescheduling one NASCAR Sprint Cup race held at BMS in the third quarter 2016
•	TMS held one Red Bull Air Race in the third quarter 2015 that was not held in 2016

Impact of Poor Weather – Certain racing events as indicated above, including other smaller events such as CMS’s Spring and Fall AutoFairs, have contended with significant poor weather in 2016. Management believes the operating results for each of our first, second and third quarters of 2016, including admissions and certain event related revenues and operating expenses, were negatively impacted by poor weather surrounding various racing events.

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

We have not reconciled 2016 non-GAAP forward-looking earnings per diluted share (see “Near-Term Operating Factors, Reaffirmed 2016 Earnings Guidance,” above) to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because, as indicated by our relatively wide range of earnings guidance, forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable. Such factors include weather conditions surrounding our events, the seasonal popularity or success of NASCAR and other racing in general, the impact of geopolitical factors on travel plans, and fluctuating costs of food, gas, health care and other basic necessities, any or all of which can significantly impact our admissions, certain event related revenues and associated direct expense of events. These components and other factors could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

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

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2016	2015	2016	2015
Net income (loss) using GAAP	$13,666	$8,553	$39,274	$(31,025)
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 2)	357	7,469	357	7,469
Non-recurring benefit of state income tax law changes (Note 2)	(507)	(610)	(507)	(610)
Impairment of other intangible assets and goodwill, pre-tax (Note 4)	--	--	--	98,868
Loss on early debt redemption and refinancing, pre-tax (Note 5)	--	--	--	8,372
Interim interest expense, pre-tax (Note 5)	--	--	--	1,688
Aggregate income tax effect of non-GAAP adjustments	(132)	(2,779)	(132)	(41,965)
Non-GAAP net income	$13,384	$12,633	$38,992	$42,797

Diluted earnings (loss) per share using GAAP	$0.33	$0.21	$0.95	$(0.75)
Accelerated depreciation on retired assets and costs of removal, pre-tax	0.01	0.18	0.01	0.18
Non-recurring benefit of state income tax law changes	(0.01)	(0.01)	(0.01)	(0.01)
Impairment of other intangible assets and goodwill, pre-tax	--	--	--	2.39
Loss on early debt redemption and refinancing, pre-tax	--	--	--	0.20
Interim interest expense, pre-tax	--	--	--	0.04
Aggregate income tax effect of non-GAAP adjustments	0.00	(0.07)	0.00	(1.02)
Non-GAAP diluted earnings per share	$0.33	$0.31	$0.95	$1.04

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Total Revenues for the three months ended September 30, 2016 increased by $26.5 million, or 18.4%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended September 30, 2016 decreased by $1.9 million, or 6.0%, from such revenue for the same period last year. This decrease is due primarily to lower overall attendance at NASCAR racing events on a comparable year-over-year event basis. Certain NASCAR events, as well as certain other motorsports events, were negatively impacted by poor weather as further described above. The overall decrease was partially offset by TMS’s IndyCar race that was postponed in the second quarter 2016 because of poor weather and held in the current period as further described in Note 2 to the Consolidated Financial Statements.

Event Related Revenue for the three months ended September 30, 2016 decreased by $3.5 million, or 8.6%, from such revenue for the same period last year. This decrease is due to lower marketing, souvenir merchandising, and certain other event related revenues, including the associated negative impact of poor weather and lower overall attendance at certain NASCAR and other racing events, on a comparable year-over-year basis. The decrease also reflects lower track rental and other event related revenues associated with a TMS airshow held in the same period last year and not held this current period. The overall decrease was offset by postponement and rescheduling of TMS’s IndyCar race from the second quarter 2016 to the current period, and higher track rental revenues at certain other Company speedways in the current period.

NASCAR Broadcasting Revenue for the three months ended September 30, 2016 increased by $2.0 million, or 3.1%, over such revenue for the same period last year. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the three months ended September 30, 2016 increased by $30.0 million over such revenue for the same period last year. Essentially all of this increase is due to revenues associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert in the current period as further discussed above. The overall increase was partially offset by lower non-event souvenir merchandising sales and lower royalty revenues associated with TMS’s long-term natural gas mineral rights exploration and extraction activities in the current period (as further described in Note 2 to the Consolidated Financial Statements). The decrease also reflects a combination of individually insignificant items in the current period.

Direct Expense of Events for the three months ended September 30, 2016 increased by $1.3 million, or 3.8%, over such expense for the same period last year. The increase reflects postponement and rescheduling of TMS’s IndyCar race from the second quarter 2016 to the current period (including associated purse and sanction fees). The increase also reflects additional operating costs associated with BMS’s postponed and rescheduled NASCAR Sprint Cup race due to poor weather in the current period. The overall increase was partially offset by reduced operating costs associated with lower attendance and certain event related revenues for NASCAR racing events on a comparable year-over-year basis.

NASCAR Event Management Fees for the three months ended September 30, 2016 increased by $1.3 million, or 3.3%, over such expense for the same period last year. This increase reflects higher contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the three months ended September 30, 2016 increased by $24.2 million over such expense for the same period last year. Essentially all of this increase is due to direct expenses associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert in the current period. The overall increase was partially offset by a combination of individually insignificant items, including lower costs associated with certain non-event souvenir merchandising activities in the current period as compared to last year.

General and Administrative Expense for the three months ended September 30, 2016 increased by $493,000, or 1.8%, over such expense for the same period last year. This increase is due primarily to higher compensation and other indirect costs associated with “the Battle at Bristol” collegiate football game and preceding evening concert in the current period, which were partially offset by lower professional fees in the current period as compared to last year.

Depreciation and Amortization Expense for the three months ended September 30, 2016 decreased by $6.3 million, or 31.0%, from such expense for the same period last year. This change reflects higher accelerated depreciation reflected in the third quarter 2015 as compared to the current period for retirement of certain assets as further described in Note 2 to the Consolidated Financial Statements. The overall decrease was partially offset by depreciation on capital expenditures placed into service.

Interest Expense, Net for the three months ended September 30, 2016 was $3.3 million compared to $3.5 million for the same period last year. This change is due primarily to lower total outstanding debt, offset by slightly higher interest rates on Credit Facility borrowings, during the current period as compared to last year.

Other Income, Net for the three months ended September 30, 2016 was $941,000 compared to other expense, net of $749,000 for the same period last year. This change reflects: (i) gain on disposal of certain property, partially offset by losses associated with the write-off of certain development costs, in the current period; (ii) removal costs associated with certain retired assets as further described in Note 2 to the Consolidated Financial Statements and losses associated with the write-off of certain development costs last year; and (iii) a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the three months ended September 30, 2016 and 2015 was 33.1% and 34.4%. Our 2016 and 2015 effective tax rates reflect non-recurring tax benefits of $507,000 and $610,000 resulting from certain state income tax law changes. The 2015 effective tax rate also reflects adjustments associated with the 2015 intangible asset and goodwill impairment charges and certain deferred tax assets.

Net Income for the three months ended September 30, 2016 was $13.7 million compared to $8.6 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Total Revenues for the nine months ended September 30, 2016 increased by $20.8 million, or 5.1%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the nine months ended September 30, 2016 decreased by $7.5 million, or 9.1%, from such revenue for the same period last year. This increase is due primarily to lower overall attendance at NASCAR racing events on a comparable year-over-year event basis. Several NASCAR events, as well as certain other motorsports events, were negatively impacted by poor weather as further described above.

Event Related Revenue for the nine months ended September 30, 2016 decreased by $7.7 million, or 6.6%, from such revenue for the same period last year. This decrease is due primarily to lower marketing, souvenir merchandising, and certain other event related revenues, including the associated negative impact of poor weather and lower overall attendance at NASCAR and other racing events, on a comparable year-over-year basis. The decrease also reflects lower track rental and other event related revenues associated with a TMS airshow held in the third quarter 2015 year and not held in the current period. The overall decrease was partially offset by higher track rental revenues at certain other Company speedways and, to a lesser degree, higher ancillary and radio broadcasting revenues in the current period as compared to last year.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2016 increased by $5.8 million, or 3.1%, over such revenue for the same period last year. This increase reflects higher contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the nine months ended September 30, 2016 increased by $30.2 million over such revenue for the same period last year. Most of this increase is due to revenues associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert in the current period as further discussed above. The increase is also due, to a much lesser degree, to higher Legend Cars revenues in the current period as compared to last year. The overall increase was partially offset by lower royalty revenues associated with TMS’s long-term natural gas mineral rights exploration and extraction activities and, to a lesser degree, lower non-event souvenir merchandising sales in the current period.

Direct Expense of Events for the nine months ended September 30, 2016 decreased by $353,000, or 0.4%, from such expense for the same period last year. This decrease reflects reduced operating costs associated with lower attendance and certain event related revenues for NASCAR racing events on a comparable year-over-year basis. The overall decrease was partially offset by additional operating costs associated with conducting delayed or postponed racing events due to poor weather in the current period.

NASCAR Event Management Fees for the nine months ended September 30, 2016 increased by $3.5 million, or 3.1%, over such expense for the same period last year. This increase reflects higher annual contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the nine months ended September 30, 2016 increased by $24.7 million over such expense for the same period last year. Most of this increase is due to direct expenses associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert in the current period. The increase is also due, to a much lesser degree, to increased operating costs associated with higher Legend Cars revenues, and to a combination of individually insignificant items, in the current period as compared to last year.

General and Administrative Expense for the nine months ended September 30, 2016 increased by $3.3 million, or 4.4%, over such expense for the same period last year. This increase is due to higher compensation and other indirect costs associated with “the Battle at Bristol” collegiate football game and preceding evening concert, wage cost inflation, and higher property taxes in the current period. The overall increase was partially offset by lower professional fees in the current period as compared to last year.

Depreciation and Amortization Expense for the nine months ended September 30, 2016 decreased by $6.1 million, or 12.9%, from such expense for the same period last year. This change reflects higher accelerated depreciation reflected in the third quarter 2015 as compared to the current period for retirement of certain assets as further described in Note 2 to the Consolidated Financial Statements. The overall decrease was partially offset by depreciation on capital expenditures placed into service.

Interest Expense, Net for the nine months ended September 30, 2016 was $9.9 million compared to $13.4 million for the same period last year. This change reflects first quarter 2015 redemption of higher interest rate 2019 Senior Notes and replacement with lower interest rate 2023 Senior Notes and Credit Facility borrowings, and lower total outstanding debt as compared to last year. The change reflects “interim interest expense” of $1.7 million incurred in the first quarter 2015 related to these financing transactions as further described in Note 5 to the Consolidated Financial Statements. The change also reflects, to a lesser extent, higher interest income associated with property tax settlements in the same period last year and higher capitalized interest costs in the current period.

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

Other Income, Net for the nine months ended September 30, 2016 was $886,000 compared to other expense, net of $416,000 for the same period last year. This change reflects higher gains on disposals of certain property, losses associated with the write-off of certain development costs and an estimated fire loss associated with a SMI Properties facility in the current period. The change also reflects higher removal costs associated with certain retired assets as further described in Note 2 to the Consolidated Financial Statements and losses associated with the write-off of certain development costs last year.

Income Tax Provision (Benefit). Our effective income tax rate for the nine months ended September 30, 2016 and 2015 was 35.8% and 33.4%, respectively. Our 2016 and 2015 effective tax rates reflect non-recurring tax benefits of $507,000 and $610,000 resulting from certain state income tax law changes. The 2015 effective tax rate also reflects adjustments associated with the 2015 intangible asset and goodwill impairment charges and certain deferred tax assets.

Net Income for the nine months ended September 30, 2016 was $39.3 million compared to a net loss of $31.0 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the nine months ended September 30, 2016 and 2015 resulted primarily from:

(1)	net cash provided by operations amounting to $107.9 million in 2016 ($93.1 million in 2015)
(2)	borrowings under long-term debt amounting to $251.4 in 2015 for refinancing ($0 in 2016)
(3)	repayments of long-term debt amounting to $52.2 million in 2016 ($321.1 million in 2015)
(4)	payment of quarterly cash dividends amounting to $18.6 million in 2016 ($18.6 million in 2015)
(5)	repurchases of common stock amounting to $4.0 million in 2016 ($4.8 million in 2015)
(6)	cash outlays for capital expenditures amounting to $33.4 million in 2016 ($20.4 million in 2015)
(7)	payment of debt refinancing costs amounting to $4.0 million in 2015 ($0 in 2016)

We had the following contractual obligations as of September 30, 2016 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$65,986	$65,986	–	–	–
Long-term debt, bank credit facility and senior notes(2)	269,206	7,657	$15,329	$45,849	$200,371
Other liabilities	6,263	–	–	6,263	–
Interest on fixed rate debt obligations(3)	65,042	10,284	20,551	20,531	13,676
Deferred income taxes(4)	328,417	–	–	–	328,417
Interest on floating rate credit facility debt(3)	3,650	1,289	2,134	227	–
NASCAR event management fees(5)	618,331	140,882	296,421	181,028	–
Contracted capital expenditures(1)	246	246	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	3,426	1,256	1,222	348	600
Total Contractual Cash Obligations	$1,366,767	$233,800	$335,657	$254,246	$543,064

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit(2)	$605	$605	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $650,000 in the nine months ended September 30, 2016); (b) income tax liabilities for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $30.7 million in 2015).

(2)

Long-term debt reflects payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of September 30, 2016, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.4 million, including up to an additional $49.4 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $68.0 million at September 30, 2016 and a weighted average interest rate of 2.0% in the nine months ended September 30, 2016.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after September 30, 2016. In October 2016, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in December 2016. Quarterly cash dividends paid in 2015 totaled approximately $24.8 million.

LIQUIDITY

As of September 30, 2016, our cash and cash equivalents totaled $82.3 million, outstanding borrowings under the Credit Facility totaled $68.0 million (all Term Loan), outstanding letters of credit amounted to $605,000, and we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any. We may, from time to time, engage in additional financing depending on future growth and financing needs, or redeem, retire or purchase our debt and equity securities depending on liquidity, prevailing market conditions, permissibility under our debt agreements, and other factors as our Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries.

At September 30, 2016, net deferred tax liabilities totaled $328.4 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. As further described in Note 2 to the Consolidated Financial Statements, our cash paid for income taxes in recent years has been significantly reduced through use of various tax minimization strategies and income tax benefits, and management plans similar use in 2016. While management plans to reduce income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are not yet determinable. Once used, certain tax minimization strategies and income tax benefits may no longer be available, resulting in a significant increase in required cash payments for income taxes, particularly after 2016.

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

We recognized revenue of approximately $615,000 and $1,666,000 in the three and nine months ended September 30, 2016 ($4.3 million in the full year 2015) under a natural gas mineral rights lease agreement entitling TMS to stipulated stand-alone and shared royalties and related payments. Such revenues have declined recently from associated market declines and volatility in natural gas price levels. At this time, while extraction activities continue, management is unable to determine possible ongoing volumes of production if any or for how long, or if stipulated natural gas price levels will further decline, remain steady or adequate. The lease agreement stipulates the sharing of production revenues, and requires TMS to spend a portion of shared royalties on TMS facility and road infrastructure improvements, up to specified amounts. Any future production revenues or royalties are subject to production levels and market prices that can deteriorate or fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. See Note 2 to the Consolidated Financial Statements for additional information associated with these activities.

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

General Debt Overview – We have reduced total long-term debt by $52.2 million in 2016, $80.1 million in 2015 and $61.5 million in 2014, and reduced interest costs through principal repayment and various financing transactions. As further described below, we issued new 2023 Senior Notes in January 2015 and fully redeemed our 2019 Senior Notes in March 2015. Although our financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, the structured repayment of Term Loan borrowings over five years and lower interest costs under the new Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See the "Risk Factors" in our 2015 Annual Report for other factors related to our indebtedness and general economic conditions.

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

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 5 to the Consolidated Financial Statements. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of September 30, 2016.

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

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2016, we repurchased 189,000 shares of common stock for approximately $3.4 million. As of September 30, 2016, we could repurchase up to an additional 505,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At September 30, 2016, we had various construction projects underway. We have installed a large high-definition video board and new public sound system at BMS, and regraded and repaved KyS’s superspeedway racing surface. We have installed or plan to install higher-end leader boards, and modernize and expand fan-zone entertainment and premium hospitality areas and other fan amenities, at several of our speedways. Similar to 2015, we continue to install “SAFER” crash walls or similar barriers at several speedways, and invest in additional social media and web application technology to attract and enhance the entertainment experience of our race fans. We also acquired certain real property surrounding CMS. Our capital expenditures amounted to $30.7 million in 2015. At this time, aggregate payments for capital expenditures in 2016 are estimated to approximate $35.0 to $40.0 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

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

On February 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6.2 million, which was paid on March 18, 2016 to shareholders of record as of March 1, 2016. On April 19, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 6, 2016 to shareholders of record as of May 16, 2016. On July 19, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on September 5, 2016 to shareholders of record as of August 15, 2016. On October 19, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on December 2, 2016 to shareholders of record as of November 11, 2016. These 2016 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of September 30, 2016, we had aggregate outstanding letters of credit of $605,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of September 30, 2016, there were $68.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at September 30, 2016 would cause an approximate change in annual interest expense of $680,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at September 30, 2016 or December 31, 2015. As of September 30, 2016, we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of September 30, 2016 and December 31, 2015 (in thousands):

	Carrying Value		Fair Value
	2016	2015	2016	2015	Maturity Dates
Floating rate revolving Credit Facility, including Term Loan(1)	$68,000	$120,000	$68,000	$120,000	December 2019
5.125% Senior Notes	200,000	200,000	206,100	199,000	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings in the nine months ended September 30, 2016 and 2015 was 2.0 and 1.9%.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $605,000 and $845,000, and no instruments or securities with equity price risk, as of September 30, 2016 and December 31, 2015.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were not effective as of September 30, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, or that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting – As previously reported in the Company’s remediation plans, we have engaged an independent third-party firm with income tax specialists to assist in the review, analysis and preparation of the Company’s interim and annual income tax provision methodology, computations and financial reporting, and expanded our use of outside legal tax counsel. This change in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in the nine months ended September 30, 2016 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has continued to strengthen controls for income taxes with the use of enhanced information technology and software for income tax accounting and reporting, and expanded use of an independent third-party firm and outside legal tax counsel. Other than the remediation actions and plans set forth above, there were no changes in the Company’s internal control over financial reporting in the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our future financial condition, results of operations or cash flows. New or material developments, if any, on the more significant of these lawsuits are described in Note 8 to the Consolidated Financial Statements. See Item 1A “Risk Factors” of our 2015 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the nine months ended September 30, 2016.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of September 30, 2016, we could repurchase up to an additional 505,000 shares under the current authorization.

During the nine months ended September 30, 2016, we repurchased 189,000 shares of common stock on the open market for approximately $3.4 million, and 31,000 shares of our common stock were delivered to us at an average price per share of $19.00 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of September 30, 2016
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	19,000	$19.09	19,000	675,000
February 2016	20,000	18.29	20,000	655,000
March 2016	53,000	18.84	22,000	633,000
First Quarter 2016	92,000	18.77	61,000	633,000
April 2016	21,000	18.75	21,000	612,000
May 2016	21,000	17.63	21,000	591,000
June 2016	22,000	17.60	22,000	569,000
Second Quarter 2016	64,000	17.99	64,000	569,000
July 2016	20,000	18.26	20,000	549,000
August 2016	23,000	17.82	23,000	526,000
September 2016	21,000	17.88	21,000	505,000
Third Quarter 2016	64,000	17.98	64,000	505,000
Total 2016	220,000	$18.31	189,000	505,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: October 28, 2016	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer)
and President

Date: October 28, 2016	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)