Form 10-K
period 2016-12-31
SPEEDWAY MOTORSPORTS INC
filed 2017-03-10
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $204,321,013 based upon the closing sales price of the registrant’s common stock on June 30, 2016 of $17.75 per share. At March 8, 2017, 41,083,038 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2017 are incorporated by reference into Part III of this report.

Cautionary Note Regarding Forward-looking Statements - The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2017 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, investments, seating, suite and other asset reduction or removal, income taxes, sponsorships, financing needs and costs, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in this Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (“SEC”). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

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

Speedway Motorsports, Inc., through its wholly-owned and operating subsidiaries, (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate eight first-class racing facilities in four of the top-ten media markets in the United States through our subsidiaries: Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Charlotte Motor Speedway (“CMS”), Kentucky Speedway (“KyS”), Las Vegas Motor Speedway (“LVMS”), New Hampshire Motor Speedway (“NHMS”), Sonoma Raceway (“SR”), and Texas Motor Speedway (“TMS”). SMI was incorporated in the State of Delaware in 1994. We also:

•	provide souvenir merchandising, including screen-printing and embroidery, and food, beverage and hospitality catering services through our SMI Properties subsidiaries
•	provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary
•	distribute wholesale and retail motorsports and other sports-related souvenir merchandise and apparel through our SMI Properties and SMI Trackside subsidiaries
•	manufacture and distribute smaller-scale, modified racing cars and parts through our US Legend Cars International subsidiary (“Legend Cars”)

In 2017, we currently plan to promote the following racing events:

•	thirteen National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned Monster Energy Cup Series (“Monster Energy NASCAR Cup” or “Monster Energy Cup”) stock car racing events
•	eleven NASCAR-sanctioned Xfinity Series (“Xfinity”) racing events
•	eight NASCAR-sanctioned Camping World Truck Series racing events
•	three NASCAR-sanctioned K&N Pro Series racing events
•	four NASCAR-sanctioned Whelen Modified Tour racing events
•	two IndyCar Series (“IndyCar”) racing events
•	six major National Hot Rod Association (“NHRA”) racing events
•	three World of Outlaws (“WOO”) racing events
•	one Automobile Racing Club of America (“ARCA”) racing event
•	several other races and events

In early 2017, the NASCAR Sprint Cup Series became the Monster Energy NASCAR Cup Series and that naming convention is used throughout this document.

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top-ten media markets. At December 31, 2016, our total permanent seating capacity of approximately 784,000, with 760 luxury suites, was located at the following facilities:

Speedway (1)	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites	(2)	Permanent Seating (3)(4)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	780	1.5	89		68,000		Atlanta – 10
Bristol Motor Speedway	Bristol, TN	670	0.5	196		146,000		Tri-Cities – 98
Charlotte Motor Speedway	Concord, NC	1,310	1.5	75		86,000		Charlotte – 22
Kentucky Speedway	Sparta, KY	990	1.5	39		107,000		Cincinnati – 36
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102		104,000		Las Vegas – 40
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	38		89,000		Boston – 9
Sonoma Raceway	Sonoma, CA	1,600	2.5	27		47,000	(5)	San Francisco – 6
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194		137,000		Dallas-Fort Worth – 5
				760		784,000

(1)	References to “our” or “eight” speedways exclude North Wilkesboro Speedway, which we also own and presently has no significant operations.
(2)	Excluding dragway and dirt track suites. From time to time, the number of suites may change due to repurposing or reconfiguration for alternative development or other marketing purposes.
(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(4)

From time to time, we may reduce the number of permanent seats for managing facility capacity, offering wider seating, improved sightlines, or other marketing or alternative development purposes. We are repurposing seating areas at CMS, KyS and NHMS, and possibly other speedways, in 2017.

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

We have a diversified revenue stream with respect to both our revenue sources and geography. In 2016, our total revenues were comprised of 18% admissions, 44% NASCAR broadcasting, 27% other event related, and 11% other operating revenues. Many of our event related revenue streams such as sponsorship and other promotional revenues, radio broadcasting, driving schools and track rentals have grown over time through corporate partners involved in many different industries. In 2016, we derived approximately 76% of our total revenue from NASCAR-sanctioned racing events. We also derive revenue from IndyCar, NHRA, WOO, and other racing series events and various non-motorsports events and non-event merchandising operations. Our eight speedway facilities are strategically positioned in the Midwest, West, Northeast, and South United States. We believe this diversification better insulates our revenues and profitability from negative economic and geopolitical conditions, as well as unfavorable weather conditions in any one particular market or region of the country.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the recent ten-year NASCAR television broadcast agreements starting in 2015 through 2024 as further described below. Many of our other sponsorships and corporate marketing contracts are for multiple years. Most of our Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series event sponsorships for the 2017 racing season, and many for years beyond 2017, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. See Notes 1 and 2 to the Consolidated Financial Statements for additional information on our businesses and activities.

Near-Term Operating Factors – Along with the information provided in this “Business” section and our “Risk Factors”, various near-term operating factors and certain developments that affect or may affect our business are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

INDUSTRY OVERVIEW

NASCAR is universally regarded as one of the world’s most successful sports entertainment organizations. NASCAR operates three national series, the Monster Energy Cup, Xfinity and Camping World Truck Series, as well as various regional racing series with more than 1,200 events in more than 30 US states, Canada, Mexico and Europe. In 2016, NASCAR sanctioned 95 Monster Energy Cup, Xfinity and Camping World Truck Series races, including “playoff” races to determine the Monster Energy NASCAR Cup Series Champion. NASCAR races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience.

We believe corporate interest in the sport has been significantly driven by the attractive demographics and brand-loyalty of the NASCAR fan. The NASCAR fan base is 62% male and 38% female, 2 out of 5 are between the ages of 18 and 44 and 24% are multicultural. Independent research shows that NASCAR fans are the most brand-loyal fans in major US sports, demonstrating why many Fortune 500 companies choose NASCAR-sanctioned events as part of their marketing strategy, and we believe significant sponsorship opportunities exist. Sponsors are involved in all aspects of the industry, through event entitlement rights, official status designations and direct sponsorship of racing teams. For example, in late 2014, NASCAR announced a ten-year partnership with Comcast's Xfinity brand, which resulted in renaming of the Nationwide Series to the Xfinity Series starting in 2015. And as further described below, in early 2017, NASCAR announced a multi-year partnership with Monster Energy to become the new sponsor for the premiere NASCAR Cup Series.

Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe these expanding marketing demographics, intensified media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition as discussed below, provide us and NASCAR with many long-term marketing and future growth opportunities. We believe the increasing value of our premium media content is reflected in the stronger ten-year NASCAR broadcasting rights agreements described below.

The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. As further described in “NASCAR Broadcasting Rights” below, the ten-year, multi-platform and media partnership broadcasting and digital rights agreements between NASCAR, FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and media awareness for all three NASCAR racing series, as well as corporate marketing appeal. We believe these broadcasters provide broad marketing continuity and exposure to widening demographic audiences. We believe their increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions benefits motorsports in general, similar to that provided for other major sports. We believe expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities.

Evolving Media and Content Consumption. Similar to most sports, the motorsports industry is experiencing an evolving media and entertainment transformation. Changing demographics, new technology and expanding online viewing options are dramatically changing how media content is consumed, and not just that of motorsports. The ongoing improvements in high-definition television technology and increasing digital video recorder (“DVR”) use are also increasingly impacting how content is consumed. NASCAR delivers content through multiple platforms. Although these changes will likely continue, we believe the desire and demand for motorsports racing content, particularly for NASCAR racing, has been and will remain strong regardless of how such media content is consumed.

For 2016, the Monster Energy NASCAR Cup Series was the number one or two sport broadcast of the weekend seventeen times during the season, averaging approximately 4.6 million viewers per broadcast and 58 million total unique television viewers, 55 million unique visitors to NASCAR.com and 1.1 million mobile app downloads. On the social media front, NASCAR's platforms combined to generate over 4 billion social impressions and 256 million fan engagements in 2016. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. Special events such as the Summer Olympics and Presidential campaign, and the impact of poor weather surrounding our current or prior year events, can impact media competition and year over year comparability of television ratings and viewership. Also, trends in seasonal television ratings and viewership for NASCAR racing often follow those of other major sports, including widely recognized events such as the Super Bowl, NCAA Final Four, Kentucky Derby and the Masters. Notwithstanding evolving media and content consumption, NASCAR racing continues to attract strong audiences and provides current and prospective fans and customers with expanding entertainment content and choices through television, social and other digital media for their enjoyment.

NASCAR Cup Series Sponsor Change. Before 2017, Sprint was the entitlement sponsor for NASCAR’s premiere racing Cup Series for several years. Starting with the 2017 race season, Monster Energy is replacing Sprint as the NASCAR Cup Series sponsor under a multi-year agreement. Monster Energy is a widely known brand, and popular with younger and changing demographic groups. Those groups are important targeted markets for all involved in NASCAR motorsports. We believe that Monster Energy plans to commit sizable resources in promoting their expanded involvement in NASCAR racing, and will work closely with industry stakeholders and the broadcasters to widen the reach of NASCAR racing in general. Specific financial and other terms have not yet been disclosed. The Sprint sponsorship provided us with sizable annual revenue. While we anticipate future revenue under the new arrangement, annual amounts will initially be lower.

Ongoing Improvements in Our Sport. Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. NASCAR and the motorsports industry are continuing to increase their commitment and focused efforts on diversity and race car driver and team owner development programs. NASCAR also continues to explore the benefits of new engine packages and other race car changes in ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers.

For 2017, NASCAR is introducing an exciting new “stage-based” race format for all three of its national series - the Monster Energy Cup, Xfinity and Camping World Truck Series. This new format will feature three stages, providing “natural interludes” for fans and coordinated segment breaks between NASCAR and the TV broadcasters for maximizing on-track action viewing. The format also features substantial changes to how race points are awarded, with championship implications in each stage, and new qualifying procedures. Race car drivers receive points depending on their running order at the end of each stage, and the “playoff” bonus structure has been expanded and enhanced to continue throughout the entire playoffs - instead of just the first round. We believe these are some of the biggest and most exciting changes in years, as drivers will now need to compete for spots early in events rather focusing towards the end of a race and over the entire racing season.

NASCAR is also considering allowing CMS to conduct a Monster Energy Cup racing event on its new infield road course. When combined with CMS’s superspeedway, we believe many fans would find such racing novel and exciting, possibly setting the stage for similar configured racing at other motorsport facilities. Other upcoming changes and improvements by NASCAR include, or possibly could include, holding qualifying on the same day as scheduled races, shorter practice times, further lowering of downforce packages and restrictions on crash repairs. In recent years, NASCAR has redesigned competition rules to restore “pack racing” at restrictor plate speedways, “double-file restarts”, changes in field sizes, larger “restart zones”, pit road timing, new “overtime” procedures for finishing races, more consistent race start times, and relaxing on-track rules and regulations. NASCAR also changed the rules of participation so that race car drivers can compete for championship points in only one of NASCAR’s Monster Energy Cup, Xfinity or Camping World Truck Series.

Among other changes and improvements, in 2016, NASCAR announced new rules applicable to the base race car package, which included a 3.5-inch spoiler, a 0.25-inch front leading splitter edge and a 33-inch wide radiator pan. The new lower downforce rules package includes more off-throttle time for drivers and decreasing corner speeds. This is generating more passing zones over the entire track, and allows for multiple tire combinations. In addition to the base package, each track continues to feature specific rules, including tire combinations and drive train configurations, to create the best racing for each track length, layout and surface. The “Chase” format was extended to the Xfinity and Camping World Truck Series in 2016. Also, NASCAR announced team owner Charter agreements for its Monster Energy NASCAR Cup Series. The nine-year agreements grant Monster Energy NASCAR Cup Series Charters to 36 teams, establish a Team Owner Council that has formal input into decisions, and is designed to provide Charter teams with more stability and new revenue opportunities, including a greater interest in digital operations. Each Charter team owner has a guaranteed entry into the field of every Monster Energy NASCAR Cup Series points race.

In 2015, NASCAR changed the qualifying rules for its Xfinity Series and Camping World Truck Series to resemble that of the Monster Energy Cup Series, and limited the starting field for the Truck Series to 32. NASCAR announced various new 2015 rules for Monster Energy Cup Series racing, including the use of tapered spacer plates to reduce horsepower by up to 200 HP, a “high-drag” aerodynamics package for certain races to enhance drafting and “pack-racing” (and reduced spoiler sizes for certain other races) and softer tires, among other changes, to enhance overall on-track racing competition. NASCAR increased the length of restart zones for several races to better control restarts.

NASCAR BROADCASTING RIGHTS

Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received under broadcasting rights contracts between NASCAR and various television networks (44% of our total revenues in 2016). The ten-year television broadcasting agreements for 2015 through 2024 were negotiated and contracted by NASCAR. We participate in these ten-year, multi-platform and media partnership agreements with NASCAR, FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series racing events, as well as certain NASCAR K&N Pro Series and Whelen Modified Tour events. NASCAR announcements have valued the new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual rights fees for the industry and an approximate 46% increase over the previous contract annual average of $560 million. These ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually. Our total contracted NASCAR broadcasting revenues are expected to approximate $232 million in 2017.

In October 2015, SMI entered into separate five-year Event Management Agreements with NASCAR, under which our speedways would conduct Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series and the All-Star Race events beginning in 2016 and through 2020. These agreements are substantially similar in form, substance and relative allocation of broadcast rights revenue to previous purse and sanction agreements between SMI and NASCAR, except agreement duration increased from one to five years and annual increases in broadcast rights revenue and event management fees of three to four percent annually over the new five-year agreement term were established.

These new broadcasting agreements include various “TV Everywhere” rights that allow 24-hour video-on-demand, expanded live-streaming and re-telecasting of certain races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website, some of which are first-time rights. Also included are the broadcasting rights for Spanish-language broadcasts, website content and other ancillary programming, as well as nightly and weekend NASCAR news and information shows. These rights are important to the broadcasters, and in turn industry stakeholders, for monetizing alternative digital delivery methods of NASCAR content and the evolving ways live sports content is consumed. NASCAR recently announced that "secondary ancillary rights" fees will be distributed 60% to teams, 30% to promoters (such as the Company) and 10% to NASCAR. These would be non-live broadcast rights for highlights and other digital content, including licensing to fantasy games for use of driver and team images. Although we believe there is long-term value to those ancillary rights, we do not control the annual profitability shared with industry-wide participants and are unable to determine if or when annual revenue amounts may increase. We believe this expanding market exposure to younger and widening demographics provides long-term marketing opportunities for our advertisers and other customers, reflecting the increasing value of our premium media content and venues.

OPERATING STRATEGY

A key component of our operating strategy is to own and operate first-class, modern facilities in premier geographic markets, and provide our individual and corporate fans and customers with the best entertainment experience and marketing value in our motorsports industry.

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at our strategically positioned modern facilities, including four of the top-ten media markets. We believe this strategy serves to enhance customer loyalty, and helps market and distribute racing and other sports-related souvenir, apparel and other merchandise. We market our scheduled events throughout the year - locally, regionally and nationally - using extensive and innovative marketing activities. In particular, we concentrate on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. We believe our objectives can be achieved by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. Successful speedway operations require significant capital investments, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Those factors, along with high media intensity and enhanced on-track competition, are expected to drive increases in fan appeal and the long-term value of our sponsorship and other marketing rights. The key components of this strategy are described below.

Commitment to Quality and Customer Satisfaction, and Improvement of Existing Facilities – Since the 1970’s, we have continually improved the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in our racing and other motorsports and non-motorsports events and activities.

Over many years, we have built and modernized our permanent grandstand seating and luxury suites, offering outstanding views, stadium-style terrace sections, wider and more comfortable seating, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities. We believe our facilities are some of the finest in the industry, and offer superior spectator enjoyment, convenience and accessibility. Lighting is installed at all SMI speedways, except SR and NHMS, so that we can offer nighttime racing. We have installed and greatly expanded “SAFER” crash walls and other safety barriers at all SMI speedways to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans increased excitement inherent in high-bank racing. In 2016, we repaved KyS’s superspeedway racing surface, and reprofiled turns one and two with increased banking for added racing excitement, which was well received by many race car drivers. In 2017, we plan to repave and reprofile TMS’s superspeedway racing surface, and repave AMS's superspeedway surface as well, for increased racing excitement. SMI has built trackside condominiums at AMS, CMS and TMS. We have built or reconstructed dragstrips at BMS, CMS, LVMS and SR, featuring modern, innovative facilities with permanent grandstand seating, luxury suites and extensive fan amenities. Our zMAX Dragway at CMS features revolutionary, unique “four lane” racing, which we believe is currently the finest facility in drag racing. Our other facilities include The Speedway Club at CMS and The Speedway Club at TMS, both containing exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs are open year-round and offer exclusive race day privileges, first-class restaurants, catering and corporate meeting accommodations, and at TMS, health-club, salon and spa facilities.

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

We have an exclusive long-term food and beverage management agreement with Levy Premium Foodservice Limited Partnership (“Levy”) through 2021 to provide on-site food, beverage, and hospitality catering services for essentially all events and operations at our speedways. We believe a consolidated food and beverage services agreement enables us to provide better products and expanded services to our customers. We offer high-end venues to corporate and other clientele desiring premium-quality menu choices and service, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. We are continually expanding and enhancing our premium food and beverage offerings in unique fan zones and modern hospitality areas, many similar to high end “taverns” or “pubs”.

Ongoing Innovative and Expanding Marketing and Promotional Efforts – In response to lower attendance and certain event related revenues, along with changing demographics, we continue to increase and expand our promotional efforts and initiatives. We, as well as NASCAR and the television broadcasters, continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and new technology that appeals to younger fans, families, and the changing demographics. Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base are increasing, as well as multicultural consumer groups are growing. And as importantly, we are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events.

Significant Investments in Leading-Edge Technology. We recognize the increasing importance of providing our fans with compelling entertainment experiences that cannot be duplicated at home or other venues. As another example in a long line of industry firsts, we collaborated with Panasonic to install the world’s largest outdoor, center-hung high-definition video board at BMS in 2016, our third such major investment after installing two of the world’s largest high-definition video boards at CMS in 2011 and TMS in 2014. These video boards significantly enhance the entertainment experience of fans at our events, and provide expanded promotional opportunities. We have also installed new sound systems at several of our speedways. We believe this high-end technology transforms the race experience for our fans, and helps attract younger and new fans. While these activities are fairly costly, we believe them to be worthwhile.

We are nearing completion of installing distributed antenna systems (“DAS”) or comparable technology at all of our speedways. This new technology is providing our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, also provide infrastructure for expanding wireless internet coverage and applications. We believe this high-end technology transforms the race experience for our fans, and helps attract younger and new fans. We are increasingly investing in social media advertising, interactive fan “intelligence” mobile phone applications, real-time marketing and entertainment, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets.

We also recognize the increasing importance of providing our current and prospective corporate customers with quantitative and qualitative information on the historical and prospective value and returns on their invested marketing spending with us. This information is important to us for customizing and tailoring marketing strategies that help maximize our customers’ spending, and allowing us to better understand and integrate their business marketing strategies and develop effective content. We are also increasingly investing in marketing analysis and web-based technology platforms including leading-edge “consumer intelligence” applications.

Our Numerous Promotional and Marketing Efforts. We believe marketing our scheduled events throughout the year locally, regionally and nationally is important. Along with innovative television, radio, newspaper and other traditional media promotions, we market our events and services using a wide variety of other programs and activities, including the internet and social media. We believe our initiatives, along with other factors discussed elsewhere, are encouraging increased attendance, but are unable to quantify the timing or amount of any future impact. Many aspects of our marketing and promotional efforts include:

•	participation in track councils and organized fan advisory boards to continually improve entertainment experience and value
•	working with local lodging proprietors to lower prices and reduce or eliminate minimum stay requirements
•	preferred pricing, gifts and payment plans and programs that honor and reward renewals, long-time fans and continued patronage
•	interactive fan “intelligence” mobile phone applications and real-time marketing and entertainment
•	new, lower children ticket pricing – including free tickets for children with attending families for various events
•	rainout and weather policies for various ticket holders
•	code of conduct text response systems, similar to other major sports venues
•	marketing on popular social media websites
•	internet sites offering detailed seat information and other ticket buying conveniences
•	marketing on emerging internet sites with motorsports news and entertainment
•	direct mail and e-mail campaigns
•	pre-race promotional activities such as live music, fan engagement areas, military aircraft flyovers, skydivers and daredevil stunts
•	offering tours of our facilities

Our marketing programs also include soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR event can include corporate promotional fan engagement zones and displays, luxury suite rentals, block ticket sales and catered hospitality, as well as souvenir race program and track signage advertising. We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We offer many family-friendly and first-time fan programs to help educate and engage patrons who are new to the sport. We are attempting to capture the interest of the next generation of race fans through kid-friendly entertainment options, family camping, kids’ zone play areas and kids’ clubs. We are also offering kid-sized headsets for scanners so the entire family can enjoy the race experience.

The “Neon Garage” built at LVMS is one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports. LVMS’s “Neon Garage” is a desirable focal place for racing drivers, team owners and others involved in motorsports during major racing events. We have built or expanded premium suite, pavilion, hospitality and fan-zone entertainment areas along and close to pit road and grandstands, featuring upscale amenities and outstanding views of the entire superspeedway, at several of our speedways. TMS promotes a popular “No Limits” marketing campaign, and provides premium access and other amenities to season ticket holders. Many of our speedways have open-air, luxury infield suites located along or close to pit road, and high-end RV parking and campground areas. These areas feature upscale hospitality and other amenities and outstanding views of the entire speedways. CMS has 40 open-air boxes, each containing 32 seats, featuring convenient access to high-end food and beverages and waiter services, which are rented to corporate customers or others. These and other customer service enhancements are part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort, enjoyment and entertainment value.

Managing Facility Capacity. From time to time, we may repurpose lower demand seating areas and suites to help manage facility capacity, offer wider seating, improved sightlines, expanded viewing areas or converting space for other marketing or alternative development purposes such as premium hospitality, RV camping and advertising areas. We have repurposed or are repurposing certain low demand seating areas and suites at AMS, CMS, KyS, LVMS and NHMS. As further described in Note 4 to the Consolidated Financial Statements, we recorded significant non-cash charges for accelerated depreciation related to removal of certain low demand seating and suites in recent years, and anticipate similar charges in the first quarter 2017. We often use these areas for premium hospitality, advertising and other facility revenue generating uses, and removal also reduces depreciation and certain other operating costs. For example, CMS plans to offer new premium hospitality and entertainment activities, and possibly install solar panels as part of our “green initiatives", after removal of certain fourth-turn seating in 2017. From time to time, we sell advertising, fixed billboards and other promotional space on wide areas of backstretch and diminished visibility seating depending on ticket demand for certain events, which we believe is desirable advertising space. We believe seat removal and alternative use of desirable advertising space help improve pricing power, and provide increased marketing appeal from fuller grandstands because those areas are frequently displayed during television broadcasts, in photos, and are viewable by large numbers of fans attending our speedways.

Maximization of Media Exposure and Enhancement of Sponsorship and Other Promotional Revenues – We are strategically positioned with eight first-class speedway facilities in the Midwest, West, Northeast, and South United States, including four of the nation’s top-ten media markets, with combined permanent seating of approximately 784,000 as of December 31, 2016. Our speedway facilities are located in Dallas-Fort Worth, Las Vegas and San Francisco markets, providing us with critical mass west of the Mississippi River that enhances our overall operations, as well as sponsorship and other marketing opportunities. Our Atlanta, Bristol and Charlotte Motor Speedways are located in the South, which is considered the “heart” of racing. KyS is located approximately one-half hour south of the Midwestern city of Cincinnati, Ohio, and strategically positioned between the desirable markets of Lexington and Louisville, Kentucky.

We sell tickets to fans located in all 50 US states and many foreign countries. We seek to increase the visibility of our racing events and facilities through local, regional and national media interaction. We have built modern media centers with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. For example, each January we sponsor a four-day media tour involving CMS, and a similar one-day tour at TMS, to promote the upcoming Monster Energy NASCAR Cup season. This event features popular NASCAR drivers and attracts media personnel representing television networks and stations from throughout the United States and around the world. Also, from time to time, SMI and top NASCAR drivers have teamed up to conduct “Fan Forums” that are produced by our Performance Racing Network. This fan appeal program includes question-and-answer sessions with NASCAR’s top drivers during Monster Energy Cup race weekends. We believe these programs appeal to our fans and create additional interest and excitement between fans, drivers and team owners.

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

We broadcast most of our Monster Energy NASCAR Cup and Xfinity Series racing events, as well as many other events, at each of our speedways over our proprietary Performance Racing Network. PRN is syndicated nationwide to several hundred radio stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to several hundred affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with SiriusXM Satellite Radio and NASCAR.com, offers sponsors a powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2017.

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

We believe the Legend Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $14,000, and is an affordable entry into racing for enthusiasts who otherwise could not race on an organized circuit. Cars and parts are currently marketed and sold through distributors conducting business throughout the United States, in Canada, the Middle East, Russia, South Korea, Australia, Japan, South America, Africa, Europe and other countries. The Legends Circuit, which includes these race models (other than the Thunder Roadster and Legend Dirt Modified cars), held nearly 1,800 sanctioned races at over 140 different tracks in 2016, making it one of the most active short-track racing divisions in motorsports. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks where races are held.

Increased Daily Usage of Existing Facilities – We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Other uses include driving schools, track rentals, car and truck shows, auto fair shows, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. We host several NHRA and other bracket racing events throughout the year at our BMS, CMS, LVMS and SR dragways, and at AMS and TMS (using superspeedway pit roads and other facilities), along with hosting frequent Legend Cars racing events at several of our speedways.

In another first, BMS hosted a collegiate football game between the University of Tennessee and Virginia Tech, the "Battle at Bristol, College Football's Biggest Ever”, including a large preceding concert, in September 2016. Both events were hugely successful with intense media coverage and fanfare, and now in the Guinness World Records as the highest attended collegiate football game in history. BMS also hosted another collegiate football game between East Tennessee State University and Western Carolina University the following weekend, which was not as large. We are actively seeking to host additional football games, although none have been scheduled at this time.

LVMS has more than thirteen different paved and dirt track configurations, including a modern driving school and road course. LVMS hosts large track rentals used by car manufacturers for rallies and other corporate functions, and we plan to continue capitalizing on LVMS’s top market entertainment value and promote new expanded venues. Our larger road courses at AMS, CMS, LVMS, NHMS and TMS are rented for various activities such as driving schools, series racing and vehicle testing. Also, CMS, LVMS and TMS own 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as AMA, events have been held. In recent years, LVMS and TMS have held popular and successful Red Bull Air Race World Championship events.

Other examples of increased usage include holiday season festivities at most of our speedways, including “Speedway Christmas,” a long drive-through Christmas light-park and village at CMS, and BMS’s holiday season “Speedway In Lights”, which are prominent in those regions. LVMS continues to annually host the widely-popular Electric Daisy Carnival concert, attracting large numbers of young fans. At times, we host concerts featuring popular bands at stand-alone events and frequently as entertainment before and after our racing events. We are exploring holding larger stand-alone concerts with popular musical acts at certain speedway facilities. CMS and TMS host auto fair shows and Goodguys Rod & Custom Association Nationals and other car shows, also very popular. In past years, we have conducted and hosted a wide variety of events such as snowmobile racing events at NHMS and Cirque Du Soleil entertainment shows at CMS. We have held Global RallyCross events at CMS, LVMS, NHMS and TMS that featured exciting off-road circuit racing, particularly popular with younger fans.

Acquisition and Development – We consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. We attempt to locate, acquire, develop and operate venues and facilities that we believe are underdeveloped or underutilized, and to capitalize on markets where sponsorship and other promotional pricing and television broadcasting rights are lucrative. We also look for profitable opportunities to grow our existing ancillary businesses through acquisitions, joint ventures or similar arrangements.

OPERATIONS

Our operations consist principally of motorsports racing and related events, along with ancillary businesses as further described in “Business – General Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table summarizes our Monster Energy NASCAR Cup and Xfinity Series racing events scheduled in 2017 (in chronological order):

Date	Speedway	Series	Event
March 4	AMS	Xfinity	Rinnai 250
March 5	AMS	Monster Energy Cup	Folds of Honor QuikTrip 500
March 11	LVMS	Xfinity	Boyd Gaming 300
March 12	LVMS	Monster Energy Cup	Kobalt 400
April 8	TMS	Xfinity	Cowboy 300
April 9	TMS	Monster Energy Cup	O’Reilly Auto Parts 500
April 22	BMS	Xfinity	Fitzgerald Glider Kits 300
April 23	BMS	Monster Energy Cup	Food City 500
May 20	CMS	Monster Energy Cup	Monster Energy NASCAR All-Star Race
May 27	CMS	Xfinity	Hisense 4K TV 300
May 28	CMS	Monster Energy Cup	Coca-Cola 600
June 25	SR	Monster Energy Cup	Toyota/SaveMart 350
July 7	KyS	Xfinity	Alsco 300
July 8	KyS	Monster Energy Cup	Quaker State 400
July 15	NHMS	Xfinity	Lakes Region 200
July 16	NHMS	Monster Energy Cup	New Hampshire 301
August 18	BMS	Xfinity	Food City 300
August 19	BMS	Monster Energy Cup	Bass Pro Shops NRA Night Race
September 23	KyS	Xfinity	VisitMyrtleBeach.com 300
September 24	NHMS	Monster Energy Cup	New England 300
October 6	CMS	Xfinity	Drive for the Cure 300
October 7	CMS	Monster Energy Cup	Bank of America 500
November 4	TMS	Xfinity	O’Reilly Auto Parts 300
November 5	TMS	Monster Energy Cup	AAA Texas 500

Along with the Monster Energy NASCAR Cup and Xfinity Series races listed above, our speedways plan to hold the following racing events in 2017:

Event	AMS	BMS	CMS	KyS	LVMS	NHMS	SR	TMS
NASCAR Camping World Truck	1	1	1	1	1	1		2
NASCAR K&N Pro		1				1	1
NASCAR Whelen Modified		1	1			2
NHRA Nationals		1	2		2		1
IndyCar							1	1
WOO			2		1
ARCA				1

COMPETITION

Motorsports promotion is a competitive industry. We are the leading motorsports promoter in the local and regional markets served by our eight speedways. We compete for spectator interest and consumer and corporate spending with others in the motorsports industry and all forms of professional, collegiate and amateur spring, summer and fall sports - locally, regionally and nationally - as well as other forms of leisure and recreational entertainment activities. We compete with other speedway owners and promotors, particularly International Speedway Corporation (“ISC”), to sponsor events, especially Monster Energy Cup and Xfinity Series events, and to a lesser extent, other NASCAR, IndyCar, NHRA and WOO sanctioned events. We compete with other sports such as football, baseball, basketball, soccer and hockey conducted in and near Atlanta, Boston, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas, Lexington/Louisville/Cincinnati, and San Francisco. We also compete for spectator interest and consumer and corporate spending with non-sports related venues and events such as concerts, shows and a widening range of other available entertainment and recreational activities in those same geographical areas. These competing events or activities may be held on the same days or weekends as our events.

Similar to most sports, the motorsports industry is experiencing an evolving media and entertainment transformation. Changing demographics, new technology and expanding online viewing options are dramatically changing how all media content is consumed, and not just that of motorsports. New and expanding entertainment options are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding motorsports and non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and expanding media, internet and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events, both of which are increasingly influenced by changing demographics. As such, we continue to increase and expand our promotional efforts and initiatives as further discussed above in “Business – Operating Strategy, Ongoing Innovative and Expanding Marketing and Promotional Efforts”. These and other competition related factors are further discussed in our “Risk Factors”.

SEASONALITY

Our business has been, and is expected to remain, somewhat seasonal. For further discussion on our seasonality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Comparison of Quarterly Results”.

EMPLOYEES

As of December 31, 2016, we had approximately 817 full-time and 254 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

INSURANCE

We maintain property, casualty, liability, cyber attack, and business interruption insurance, including coverage for acts of terrorism, with insurers we believe to be financially sound. Our insurance policies generally cover accidents that may occur at our speedways, subject to ordinary course deductibles, policy limits and exceptions. As further described in our “Risk Factors”, we use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties, and motorsports events and other business risks. We believe our insurance levels are sufficient for our needs and consistent with insurance maintained by similar companies.

INTELLECTUAL PROPERTY

We have various registered and common law trademark rights, including, but not limited to, “Speedway Motorsports,” “Atlanta Motor Speedway,” “AMS,” “AutoFair,” “AvBlend,” “America’s Night Race,” “Bluegrass Club,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Kentucky Club,” “Kentucky Speedway,” “Las Vegas Motor Speedway,” “Loudon Classic,” “Magic Mile,” “Miles of Courage,” “New Hampshire Motor Speedway,” “Sears Point Raceway,” “Thunder Valley Nationals,” “Texas Motor Speedway,” “TMS,” “Legend Cars,” “Bandolero,” “It Soaks Into Metal,” “It’s Bristol Baby!,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMAX,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear and Accessory Conditioner,” “Fans First,” “The Great American Speedway!,” “Radio Without a Restrictor Plate,” “Seal of Champions,” “Speedway World,” “The Official Seal of Racing,” “Lug Nut,” “Sparky,” “Live Free & Race!,” “zMAX Dragway,” “Think Outside The Oval,” “The 600,” “Roval,” “U.S. Legend Cars International,” “Let the Troops Race,” “Raceday U,” “Raceday University,” “Wild Asphalt Circus,” “Texas Motorsports Hall of Fame,” “Battle at Bristol,” “Battle at Bristol, College Football’s Biggest Ever, September 10, 2016,” “Big Hoss TV,” “No Limits Texas,” “Victory Lane Club” and our corporate logos. We have registered trademark rights to “zMAX” in Australia, Canada, Israel, Mexico, New Zealand, Singapore and the European Union, registered trademark rights to “Legend Cars” in the European Union and Canada, and registered service mark rights to “Motorsports by Mail” in Japan. We also have one patent pending related to Catch Fence design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, if necessary, to protect their proprietary value in sale and market recognition.

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

Our business depends on discretionary consumer and corporate spending. High or higher underemployment or unemployment, food and health care costs, income, sales, property and other tax rates, tight credit markets, difficult residential real estate and mortgage markets, and stock market volatility, among other factors, could dampen consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending. Many fans from other countries, particularly Canada, travel to our speedways, particularly Las Vegas and New Hampshire. Fluctuations in currency exchange rates can impact consumer spending sentiment and travel decisions, particularly when unfavorable relative to US currency as Canada’s is at this time. Such reduced spending may continue to negatively impact our admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. These and other similar factors could have a significant adverse impact on our future results of operations.

While the direction and strength of the United States economy appear to be improving, uncertainty remains as to its recovery strength and duration, as well as for other foreign countries. Government responses and actions may or may not successfully restore prolonged stability to the credit and consumer markets or improve long-term economic conditions. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits or actions by the Federal Reserve Bank could also lead to higher interest rates, inflation increases and difficult borrowing conditions for consumers and corporate customers. Should financial market and lending conditions lead to negative interest rates similar to other foreign countries, the possible negative consequences are largely unknown but might be substantial. Furthermore, the recent Presidential election in the United States could result in significant changes or uncertainty in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact our operations. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer spending, economic recovery and our future results. The economy or financial and credit markets might not continue to improve or stabilize for long periods or could worsen.

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

When events are delayed, postponed or rescheduled because of weather (or if due to national security concerns, natural disasters or other reasons), we typically incur additional operating expenses associated with conducting the rescheduled event, as well as generate lower admissions, food, beverage and souvenir revenues. If an event is cancelled, we would incur expenses associated with preparing to conduct the event, as well as losing associated event revenues, including live broadcast revenues, to the extent such losses were not covered by insurance. If a cancelled event is part of the Monster Energy NASCAR Cup, Xfinity or Camping World Series, amounts we receive from television revenues for all of our NASCAR events in the series that experienced cancellation could be reduced. This would occur if, as a result of cancellation and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues in excess of amounts scheduled to be paid to the promoter of the cancelled event.

Lack of competitiveness in Monster Energy NASCAR Cup Series races or closeness of championship points races, the popularity of race car drivers or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact our operating results.

A lack of competitiveness in Monster Energy Cup Series races or the closeness of the championship points race, race car driver popularity, and the success of NASCAR racing in general, in any particular racing season can significantly impact our operating results. Various performance factors of racing competitors, particularly popular drivers, can affect on-track competition and the appeal of racing. New or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. As further discussed in “Business – Industry Overview”, NASCAR as a sanctioning body periodically implements new rules or technical and other required changes for race teams and drivers and event promoters in attempts to increase safety, racing competition, and fan and media interest, among other things. These and other periodically implemented changes may or may not become more successful or popular with fans. Such factors can affect attendance and other event related revenues for our NASCAR and other racing events, corporate interest, media attention, and the promotional marketing appeal for these series, as well as other events surrounding the weekends races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance these factors will not have an adverse impact on our attendance or other event related revenues, or that operating costs will not be adversely impacted by sanctioning body changes in any particular season.

We compete with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology - both of which are increasingly influenced by changing demographics and could adversely affect us.

Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While our long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increase, and multicultural consumer groups grow. New and expanding entertainment media options and content are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. And as importantly, we are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events.

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

Motorsports promotion is a competitive industry. We compete in local, regional and national markets, and with ISC and other NASCAR related speedways to promote events, especially Monster Energy NASCAR Cup and Xfinity Series events and, to a lesser extent, with other speedway owners to promote other NASCAR, IndyCar, NHRA and WOO events. We believe our principal competitors are other motorsports promoters of Monster Energy Cup and Xfinity Series or equivalent events. NASCAR is owned by the France family, who also controls ISC. ISC presently hosts a significant number of Monster Energy Cup and Xfinity Series races. Our competitors may attempt to build speedways and conduct racing and other motorsports related activities in new markets that may compete with us and our local and regional fan base or marketing opportunities.

We compete for spectator interest and consumer and corporate spending with all forms of professional, collegiate and amateur spring, summer and fall sports, such as football, baseball, basketball, soccer and hockey conducted in and near Atlanta, Boston, Bristol, Charlotte, Cincinnati, Dallas-Fort Worth, Las Vegas, Lexington, Louisville, and San Francisco, and locally, regionally and nationally. We also compete for spectator interest and consumer and corporate spending with non-sports related venues and events such as concerts, shows and a widening range of other available entertainment and recreational activities in those same geographical areas. New and expanding entertainment venues and activities are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. These competing events and activities may be held on the same days or weekends as our events. Many of those sports and non-sports competing promoters have resources that exceed ours.

Failure to be awarded a NASCAR event, deterioration in our relationship with NASCAR or substantial changes in financial terms of Event Management Fees could adversely affect our profitability.

Our success has been, and remains to a significant extent, dependent upon maintaining a good working relationship with organizations that sanction races we promote at our facilities, particularly NASCAR, the sanctioning body for Monster Energy Cup, Xfinity and Camping World Truck Series races. In October 2015, SMI entered into separate five-year Event Management Agreements (formerly Purse and Sanction agreements) with NASCAR, under which our speedways would conduct Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series and the All-Star Race events beginning in 2016 and through 2020. Although we believe our relationship with NASCAR is good, nonrenewal of a NASCAR event license or substantial changes in the associated financial terms could have a material adverse effect on our future financial condition and results of operations. We cannot provide assurance that we will continue to obtain NASCAR licenses to sponsor races, or with acceptable financial terms, at our facilities beyond those currently under contract.

Relocation, failure to relocate, or other scheduling changes in holding our motorsports events could adversely affect us.

We may evaluate or attempt to realign one or more Monster Energy NASCAR Cup Series (or other motorsports series) race dates among our multiple track facilities, or change the quarterly periods in which the same number of race dates are held each year. Many factors and alternatives must be considered when moving races, including the popularity and profitability of various races, relative speedway seating capacity, alternative speedway uses and revenues, costs of any capital expenditures to upgrade or expand facilities, lead time required to complete any upgrades or expansion, alternative uses of capital, existing or potential governmental tax incentives, changing economic conditions for the individual speedway or economy as a whole, as well as various other strategic issues. NASCAR has previously stated it would consider potential track realignment of Monster Energy Cup Series racing events to desirable, potentially more profitable market venues of speedway operators, but is not obligated to do so. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably.

However, as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity", we recently obtained approval from NASCAR to realign annual Monster Energy Cup Series and Camping World Truck Series racing events from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018. The planned realignment may have a material impact on our annual cash flow cycles beginning in 2017 and our operating results after 2017. Relocation or changes in calendar periods of our larger events held among our speedways, and particularly Monster Energy Cup racing events, could result in a net increase or decrease in our future operating profitability. The profitability of Monster Energy Cup and other events that are relocated or held in changed periods could be less than management anticipated, resulting in a net decrease in our future results of operations and cash flows. Also, long-lived assets of a speedway from where a Monster Energy Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in any impairment evaluation, could have a material adverse effect on the outcome of our impairment evaluations and future financial condition or results of operations.

Our NASCAR broadcasting rights revenues are significant and changes could adversely affect our profitability and financial condition.

Our NASCAR broadcasting rights revenues are significant multi-year contracted revenue and cash flow sources for us. Any significant adverse changes to such rights revenues could adversely impact our results. As further discussed in “Business – NASCAR Broadcasting Rights”, NASCAR reached ten-year, multi-platform and media partnership agreements with FOX Sports Media Group and NBC Sports Group beginning in 2015 through 2024. These ten-year broadcasting agreements are anticipated to provide us annual contracted revenue increases averaging almost 4% per year, with total contracted NASCAR broadcasting revenues of approximately $232 million in 2017. Future changes in race schedules could impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. NASCAR ratings can impact attendance at our events and sponsorship opportunities.

Changes in security and safety rules, regulations or needs could adversely impact our financial condition or results of operations.

Our protective efforts and activities related to spectator security and safety are substantial. Those concerns and efforts continue to evolve and expand, and sanctioning bodies for many of our events continue to impose expanded or stricter rules and requirements for protecting race and other event participants. Sanctioning bodies could impose additional safety or security measures or requirements that involve significant capital expenditures or increased operating expenses. Many other sporting venues involving large public gatherings continue to increase their public safety and security measures before and during events. We have increased, and may continue to further increase, our safety and security efforts and activities whether or not mandated by sanctioning bodies. The substantial costs of security and enhanced prevention activities, including protective measures for drivers or fans, may continue to increase and adversely impact our future financial condition or results of operations.

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

Management attempts to obtain, and believes we presently have, reasonable policy limits of property, casualty, liability, cyber attack and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers. However, we cannot guarantee that our policy limits or coverage currently in force would be adequate should one or multiple catastrophic events occur at or near any of our speedway facilities, or one or more of our major motorsports events were cancelled. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our speedway facilities could have a material adverse effect on our future financial position and results of operations if our asset damage or liability was to exceed insurance coverage limits or an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of regional or national incidents, in particular incidents at sporting events, entertainment or other public venues, could significantly impair our ability to obtain such insurance coverage in the future.

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

Our Credit Facility allows for annual capital expenditures of up to $75.0 million, and provides for additional borrowings of up to $99.4 million as of December 31, 2016 subject to meeting specified conditions. We may make material capital improvements over several years in amounts that have not yet been determined. The cost, profitability, timing or success of future capital projects and investments is subject to numerous factors, conditions and assumptions, many of which are beyond our control, including:

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

As of December 31, 2016, we have net property and equipment of $1.0 billion, net other intangible assets of $298.4 million and goodwill of $47.3 million. We periodically evaluate long-lived assets for possible impairment, and our evaluation methodology, assumptions, and results are further described in Note 2 to the Consolidated Financial Statements. We believe no unrecognized impairment exists at December 31, 2016. Different conditions, trends or assumptions or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation. Should our reporting units or their indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges and adversely affect our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

From time to time, we may decide to repurpose lower demand seating areas and suites at certain speedways to help manage facility capacity, improve sightlines, expand viewing areas, and convert space for alternative marketing uses or other reasons. We may incur significant expenditures to demolish or convert such seating, including associated grandstand areas, in years and amounts that have not yet been determined. Such expenditures may or may not increase our future success and profitability, which depends on many factors outside of management’s control. As further described in Note 4 to the Consolidated Financial Statements, we recorded significant non-cash charges for accelerated depreciation related to removal of certain low demand seating and suites in 2014 and 2015, and anticipate similar charges in the first quarter 2017.

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

We may continue to significantly improve our speedway facilities, involving material capital expenditures over several years in amounts or nature that have not yet been determined. Such expenditures may or may not increase our future success and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control. Management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. We may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner, or we may dispose of or sell a business or assets at a price or on terms that are less than optimal or whose subsequent performance exceeds expectations. These factors could adversely affect our future financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial position, our ability to meet our obligations under our debt instruments, and our ability to pay dividends.

We have substantial amounts of debt and debt service obligations. As of December 31, 2016, we had total outstanding long-term debt of approximately $267.2 million as further described in Note 6 to the Consolidated Financial Statements. Our substantial indebtedness and leverage could make it more difficult and costly to borrow money, and may reduce funds available for financing our operations and other business activities and have other important consequences, including the following:

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

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available for other use in our business. In 2016, we paid $13.3 million in interest on our indebtedness. Our ability to make debt service payments depends on our future ability to generate sufficient cash. This, to a certain extent, is subject to general economic, financial, legislative, regulatory, industry, competitive and other factors beyond our control. Our operations are substantially impacted by the success of NASCAR in the promotion and conduct of racing as a sanctioning body, our relationship with NASCAR, the popularity of NASCAR and other motorsports generally, and the impact of competition. Although under our control, our cash outlays for dividends are funded in part with cash that would otherwise be available for capital spending, repurchases of common stock or other liquidity needs. Also, any future dividend increases would further limit cash otherwise available for such uses or needs. Our business may not be able to generate sufficient cash from operations to pay our indebtedness or fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity.

Our future borrowing costs on current or future indebtedness could substantially increase, and have a material adverse effect on our financial condition or results of operations.

As of December 31, 2016, we had total outstanding long-term debt of approximately $267.2 million and our revolving Credit Facility permits additional borrowings of up to $99.4 million. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility and future increases, if significant, could have a significant adverse impact on our future results. Our future capital spending or investments could significantly increase our future outstanding debt. Also, our future interest and borrowing costs under our Credit Facility or any refinanced or additional debt could substantially increase and adversely affect our financial condition or profitability. We are currently unable to predict if or when interest rates could change. Our significant indebtedness levels and leverage could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility or other borrowing arrangements.

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

The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of alcoholic beverages, tobacco and firearms is generally subject to greater governmental regulation, political sensitivities or public attention than advertising by other sponsors of our events. Certain of our sponsorship and other marketing contracts are terminable upon the implementation of adverse regulations. These industries have provided substantial financial support to the motorsports industry through, among other things, advertising time purchases, racing team sponsorship and past sponsorship of racing series such as the Winston Cup (now Monster Energy Cup) Series and the Busch (now Xfinity) Series. We cannot assure you that these or other regulated industries will continue to sponsor motorsports events or participate in other promotional activities, suitable alternative sponsors will be located, or NASCAR will continue to sanction individual racing events involving such industries or promotional activities. Implementation of further restrictions on the advertising or promotion of these industries or their products could adversely affect us.

Failure to maintain adequate security for certain customer-related information could damage our reputation with current or prospective customers, subject us to litigation or adverse regulatory actions or cause us to incur substantial additional costs.

In the ordinary course of business, we collect and store certain financial and other information from individuals, corporations and others, including customers, employees and outside contractors. We process customer payment card information, perform credit, employment and other business related inquiries, and collect customary information used for marketing purposes. We contract with third parties for processing orders and payments of a large portion of our tickets and other access sold for our events, much of which is transacted indirectly through links with our external or partner websites. Our online operations depend upon secure transmission of confidential information over public networks, including information permitting and transacting cashless payments. Also, Payment Card Industry (“PCI”) data security standards continue to increase, along with tougher compliance requirements. Our security measures are increasingly costly as new prevention and detection technologies emerge in response to ongoing and rapid changes in cyber-terrorism and other system intrusion efforts advance. We commit significant internal and external resources to network security, data encryption, PCI security standards compliance and other security measures to protect our networks and data, but there can be no assurance these security measures provide complete security. We attempt to limit exposure to security breaches and sensitive customer data through the use of “tokens” in certain processing applications, which is an industry best practice that does not require storage of credit card numbers.

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

As further discussed in Note 2 to the Consolidated Financial Statements, our TMS subsidiary is the lessor in a natural gas mineral rights lease agreement and joint exploration agreement under which the lessee has various exploration and extraction rights and TMS shares in the production revenues. Drilling natural gas wells involves numerous risks and our revenues and royalties from such operations may be impacted as a result of a variety of factors, including:

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

•	the availability and timely issuance of required federal, state, tribal and other permits and licenses
•	the availability of, and costs associated with, third-party contractual arrangements
•	the costs of, or shortages or delays in availability of, necessary facilities, equipment, materials, supplies, services and personnel

The lessee began drilling activities prior to 2014, and TMS received royalty and related payments of $2.1 million in 2016 and $4.3 million in 2015. Such revenues have declined recently from associated market declines and volatility in natural gas price levels. At this time, while extraction activities continue, no new wells are being explored, and there can be no assurance as to possible ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline, remain steady or adequate. The agreements stipulate the sharing of production revenues, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. Management is unable to determine the amounts, if any, or timing of possible future royalty payments to TMS or obligated spending on infrastructure by TMS.

Our Executive Chairman and Chief Executive Officer and their family own a majority of our common stock and will control any matter submitted to a vote of our stockholders.

As of March 10, 2017, Mr. O. Bruton Smith, our Executive Chairman, and Mr. Marcus G. Smith, our Chief Executive Officer, beneficially owned, directly and indirectly, an aggregate of approximately 29 million shares or 70% of our common stock. As a result, they will continue to control the outcome of issues submitted to our stockholders, including the election of all directors. As a “controlled company” within the meaning of the NYSE rules, we also qualify for exemptions from certain corporate governance requirements, including the requirement that we have nominating and corporate governance and compensation committees composed entirely of independent directors. Although we qualify, we do not currently use this “controlled company” exemption.

Our large net deferred tax liabilities, changes in income tax laws, or changes or revisions to our income tax reporting could adversely affect our financial condition and results of operations.

As further described in our “Critical Accounting Policies and Accounting Estimates” and Note 8 to the Consolidated Financial Statements, our income taxes and deferred tax assets and liabilities are material to our current and future financial condition and results of operations. At December 31, 2016, net deferred tax liabilities totaled $329.4 million, including deferred tax assets of $15.7 million. At December 31, 2016, valuation allowances of $1.7 million have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in years in which reversal occurs. The associated accounting and reporting for income taxes is complicated and based on significant assumptions, estimates and judgement. Numerous factors are involved in assessing and adjusting deferred tax assets and liabilities, including valuation allowances and reserves for uncertain tax positions. Our accounting for income taxes also involves our best estimate of future events.

At December 31, 2016, liabilities for unrecognized tax benefits totaled $12.0 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable or refundable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made. Similar to many entities, management periodically uses various tax strategies to manage cash income taxes payable where possible. Our cash paid for income taxes in recent years has been significantly reduced through use of various tax minimization strategies and income tax benefits. While management plans to minimize income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are not yet determinable. Income tax benefits may no longer be available, resulting in a significant increase in required cash payments for income taxes, particularly after 2016.

Differences between final tax outcomes and amounts recorded can affect our income tax provision in periods such determinations are made. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties. Any differences between the final tax outcome and amounts recorded would affect our income tax provision in the period in which such determination was made, and could have a material adverse effect on our future financial condition, results of operations or cash flows.

We recognized an anticipated tax benefit of $48.1 million related to abandonment of our Motorsports Authentics (“MA”) equity investment as of December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance. The technical merits, accounting treatment and conclusions reached on our tax position are further described in Notes 2 and 8 to the Consolidated Financial Statements and are not repeated here. As a result of abandonment, we recognized tax losses that were reported on our 2014 income tax returns. We have reduced income taxes payable by amounts approximating that tax benefit through December 31, 2016 by utilization of deferred income tax assets, including net operating losses, related to abandonment. We believe it is more likely than not that the filing position would be sustained. However, should our tax position not be fully sustained upon examination, reestablishment of material income tax liabilities and acceleration of cash income taxes payable could be required. Any differences between the final tax outcome and amounts recorded would affect our income tax provision in the period in which such determination was made, and could have a material adverse effect on our future financial condition, results of operations or cash flows.

Current economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. There have been proposals to reform US tax laws that could significantly impact how corporations are taxed. Although we cannot predict whether or in what form such proposals will pass, several of the proposals considered, if enacted into law, could have a material impact on our income tax expense, cash flows and deferred tax liabilities.

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

The market price of our common stock could be adversely affected by the sale of approximately 307,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans, by the issuance or sale of approximately 3,565,000 shares of our common stock available for grant under our equity compensation plans, or by the sale of approximately 29 million shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held directly or indirectly by Mr. O. Bruton Smith, our Executive Chairman, and Mr. Marcus G. Smith, our Chief Executive Officer. The market price for our common stock could also be adversely affected if there was a default of one of the non-Company loans under which 500,000 shares of our common stock, owned by Mr. O. Bruton Smith and Sonic Financial Corporation, an affiliate through common ownership by Mr. O. Bruton Smith and Mr. Marcus G. Smith, have been pledged.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway as of December 31, 2016 follows:

Atlanta Motor Speedway – AMS is located on approximately 780 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS is located in a top-ten media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. AMS has a modern 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, an on-site 2.5-mile road course and 46 condominiums overlooking the speedway. AMS has significant modern hospitality areas and club-style seating in converted luxury suites, with convenient access to premium food and beverage service. AMS has permanent seating capacity of approximately 68,000, including 89 luxury suites.

Bristol Motor Speedway – BMS is located on approximately 670 acres in Bristol, Tennessee and is a 0.533-mile, lighted, high-banked concrete oval speedway. BMS also owns and operates Thunder Valley, a 1/4-mile modern, lighted dragway, which features permanent grandstand seating, luxury suites and extensive fan amenities. BMS recently installed the world’s largest outdoor, center-hung high-definition video board. We believe BMS is one of the most popular facilities on the Monster Energy Cup circuit among race fans due to its steep banked turns, lighted nighttime races and outstanding stadium-like views. BMS has permanent seating capacity of approximately 146,000, including 196 luxury suites.

Charlotte Motor Speedway – CMS is located on approximately 1,310 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. CMS’s main track is a 1.5-mile banked, lighted, asphalt quad-oval facility, with significant modern hospitality areas and club-style seating offering convenient access to premium restaurant-quality food and beverage service, and 52 condominiums overlooking turn one. CMS has one of the world’s largest high-definition video boards, and a modern media center with leading-edge technology infrastructure and access. CMS also has an executive office tower adjoining the main grandstand, featuring The Speedway Club at CMS which offers exclusive dining and entertainment and premium restaurant, catering and corporate meeting facilities.

CMS owns and operates the zMAX Dragway, a unique, lighted “four lane” racing configuration, with almost 30,000 premium permanent seats, 31 luxury suites and upscale food and beverage concession areas. CMS also has a 4/10-mile, modern, lighted, dirt track facility, several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), and a new 2.25-mile asphalt road course located inside its superspeedway. CMS has permanent seating capacity of approximately 86,000, including 75 luxury suites.

Kentucky Speedway – KyS is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio and strategically located between Lexington and Louisville, Kentucky, on approximately 990 acres, featuring a 1.5-mile, asphalt, tri-oval superspeedway. We recently repaved KyS’s racing surface, and reprofiled turns one and two with increased banking for added racing excitement. KyS has significant modern hospitality areas and club-style seating with convenient access to premium food and beverage service, as well as modern and extensive infield media center, garage and fan-zone entertainment facilities. KyS has permanent seating capacity of approximately 107,000, including 39 luxury suites.

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

LVMS has significant modern hospitality areas and club-style seating at its superspeedway, with convenient access to premium restaurant-quality food and beverage service. LVMS also has one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports, The Neon Garage. LVMS has permanent seating capacity of approximately 104,000, including 102 luxury suites.

New Hampshire Motor Speedway – NHMS is a multi-use complex located in Loudon, New Hampshire on approximately 1,180 acres approximately 80 miles northwest of Boston, consisting of a 1.058-mile asphalt, oval superspeedway and a 1.6-mile road course. NHMS is located in a top-ten media market, and is the largest sports facility in New England. NHMS has significant modern hospitality areas offering convenient access to premium restaurant-quality food and beverage service. NHMS has permanent seating capacity of approximately 89,000, including 38 luxury suites.

Sonoma Raceway – SR is located on approximately 1,600 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a 1/4-mile modern dragstrip, and a modern, expansive industrial park. SR is located in a top-ten media market, and is currently one of only two road courses on the Monster Energy NASCAR Cup Series race schedule. For Monster Energy NASCAR Cup and other racing, SR’s road course is reconfigured into a 10-turn, 1.99-mile course by creating “The Chute”, which connects Turns 4 and 7 and provides spectators with improved sightlines and expanded viewing areas. SR also has a world-class 16-turn, three-quarter mile karting center.

SR installed a large number of solar panels and a large, solar-powered LED display board as part of their “green initiatives”, which offset portions of their overall energy needs. SR also has significant modern hospitality areas offering convenient access to premium restaurant-quality food and beverage service. SR has permanent seating capacity of approximately 47,000 (many are hillside terrace seats), including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course.

Texas Motor Speedway – TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an infield 2.5-mile road course, a 4/10-mile, modern, lighted, dirt track facility and 76 condominiums overlooking turn two of the speedway. TMS is one of the largest sports facilities in the United States in terms of permanent seating capacity, and is located in a top-ten media market. TMS has one of the world’s largest high-definition video boards. Also, TMS has modern hospitality areas, and premium club-style seating areas in approximately 50 converted luxury suites, and some of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports, including an infield two-story, multi-purpose Victory Lane Broadcast Center facility for television and radio media broadcast coverage of our events.

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

From time to time, we are party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows. New or material developments on our more significant lawsuits, if any, are described in Note 10 to the Consolidated Financial Statements. See our “Risk Factors” for additional information on our liability insurance program and self-insured retention.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 8, 2017, 41,083,038 shares of common stock were outstanding and held by approximately 1,937 record holders based on information from our stock transfer agent. The Company had no unregistered sales of equity securities during 2016.

We intend to retain a portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as meet debt service and working capital requirements. Our Board of Directors approved aggregate dividends on common stock in 2016 and 2015 as follows:

	2016	2015
Cash dividends paid (in thousands)	$24,759	$24,807
Dividends per common share	$0.60	$0.60

Quarterly dividends were declared in each of the last two fiscal years. All declaration, record and payment dates were in the same fiscal periods. On February 15, 2017, our Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 17, 2017 to shareholders of record as of March 1, 2017. All cash dividends were or will be paid using available cash. Although we plan to continue paying quarterly cash dividends, we may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition, capital expenditure plans, applicable limitations under our debt agreements as further described in Note 6 to the Consolidated Financial Statements, and other factors as the Board of Directors or its designees, in their sole discretion, may consider relevant.

The following table sets forth the high and low closing sales prices for SMI’s common stock as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2016:
First Quarter	$19.83	$17.91
Second Quarter	19.77	16.90
Third Quarter	19.23	16.75
Fourth Quarter	21.97	17.42

2015:
First Quarter	$24.00	$21.31
Second Quarter	25.46	21.32
Third Quarter	23.42	17.65
Fourth Quarter	21.05	17.72

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital, market conditions or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2015, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of December 31, 2016, we could repurchase up to an additional 442,000 shares under the current authorization.

As set forth below, in 2016, we repurchased 252,000 shares of common stock on the open market under this program for approximately $4.7 million, and 58,000 shares of our common stock were delivered to us at an average price per share of $20.19 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the table below.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2016
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2016	220,000	$18.31	189,000	505,000
October 2016	21,000	17.79	21,000	484,000
November 2016	21,000	19.27	21,000	463,000
December 2016	48,000	21.51	21,000	442,000
Fourth Quarter 2016	90,000	20.11	63,000	442,000
Total 2016	310,000	$18.83	252,000	442,000

Other information required by this item is furnished by incorporation by reference to information under the caption entitled "Equity Compensation Plan Information" in our Proxy Statement (to be filed after the filing date of this report) for SMI's Annual Meeting of Stockholders to be held on April 19, 2017.

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2011 through 2016. The Russell 2000 Index is included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to ours than the Standard & Poor’s 500 Index. The Peer Group Index consists of International Speedway Corporation and Dover Motorsports, Inc., which are publicly traded companies that conduct NASCAR and other racing events. The graph assumes $100 was invested on December 31, 2011 in each of our common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report or in previously filed Reports on Form 10-K. The composition and categorization of our revenues and expenses, and further information on our operations and results, are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See the indicated Notes to the accompanying Consolidated Financial Statements for additional information on certain specific items.

OPERATING STATEMENT DATA

Years Ended December 31:	2016	2015	2014	2013	2012
(in thousands, except per share data)

Revenues:
Admissions	$90,639	$100,694	$100,798	$106,050	$116,034
Event related revenue	136,900	146,980	146,849	145,749	151,562
NASCAR broadcasting revenue	224,227	217,469	207,369	199,014	192,662
Other operating revenue (Note 1)	60,390	31,320	29,293	29,836	29,902
Total revenues	512,156	496,463	484,309	480,649	490,160

Expenses and other:
Direct expense of events	102,786	104,303	102,196	99,500	101,402
NASCAR event management fees	137,727	133,682	128,254	125,003	122,950
Other direct operating expense (Note 1)	43,784	19,541	18,513	18,640	18,908
General and administrative	100,144	98,289	96,762	91,676	90,407
Depreciation and amortization (Note 4)	54,368	61,964	78,426	54,725	55,499
Interest expense, net	13,148	16,811	21,237	31,871	41,217
Impairment of other intangible assets and goodwill (Note 2)	–	98,868	–	89,037	–
Loss on early debt redemption and refinancing (Note 6)	–	8,372	–	18,467	–
Other (income) expense, net	(997)	862	(2,305)	293	(3,908)
Total expenses and other	450,960	542,692	443,083	529,212	426,475
Income (loss) from continuing operations before income taxes	61,196	(46,229)	41,226	(48,563)	63,685
Provision for income taxes	(21,651)	11,879	(15,789)	40,932	(22,615)
Income (loss) from continuing operations	39,545	(34,350)	25,437	(7,631)	41,070
(Loss) income from discontinued operation (Note 1)	–	(13)	5,710	(246)	326
Net Income (Loss)	$39,545	$(34,363)	$31,147	$(7,877)	$41,396

Basic earnings (loss) per share:
Continuing operations	$0.96	$(0.83)	$0.61	$(0.18)	$0.99
Discontinued operation	–	(0.00)	0.14	(0.01)	0.01
Net Income (Loss)	$0.96	$(0.83)	$0.75	$(0.19)	$1.00
Weighted average shares outstanding	41,152	41,284	41,377	41,405	41,431

Diluted earnings (loss) per share:
Continuing operations	$0.96	$(0.83)	$0.61	$(0.18)	$0.99
Discontinued operation	–	(0.00)	0.14	(0.01)	0.01
Net Income (Loss)	$0.96	$(0.83)	$0.75	$(0.19)	$1.00
Weighted average shares outstanding	41,167	41,312	41,400	41,423	41,437

BALANCE SHEET DATA
Cash and cash equivalents	$79,342	$82,010	$110,046	$97,343	$106,408
Other intangible assets and goodwill (Note 2)	345,725	345,826	444,621	444,635	533,689
Total assets	1,498,149	1,532,833	1,687,418	1,730,162	1,869,214
Long-term debt (including current maturities and discount or premium, Notes 2 and 6):
Revolving credit facility and term loan	66,000	120,000	150,000	210,000	95,000
Senior notes	200,000	200,000	253,372	254,197	420,758
Other debt	1,206	1,383	1,445	2,792	5,501
Stockholders’ equity	797,783	784,840	847,782	842,594	875,899
Cash dividends per share of common stock	$0.60	$0.60	$0.60	$0.60	$0.60

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

We have not reconciled 2017 non-GAAP forward-looking earnings per diluted share to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because, as indicated by our relatively wide range of earnings guidance, forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable. Such factors include various economic factors, the seasonal popularity or success of NASCAR, geopolitical factors, as well as others described in our "Risk Factors", any or all of which can significantly impact our future results. These components and other factors could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

This non-GAAP financial information is not presented elsewhere in this Annual Report. Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP, does not have standard meaning and may differ from information or measures used by other entities. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss, diluted earnings or loss per share, or income or loss and diluted earnings or loss per share from continuing operations, determined in accordance with GAAP. Individual quarterly amounts may not be additive due to rounding. Amounts below are in thousands except per share amounts.

Years Ended December 31:	2016	2015	2014	2013	2012
(in thousands, except per share data)

Net income (loss) using GAAP	$39,545	$(34,363)	$31,147	$(7,877)	$41,396
Loss (income) from discontinued operation, and associated income taxes from various adjustments (2015) (Notes 1 and 8)	–	1,259	(5,710)	246	(326)
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 4)	357	9,664	24,725	–	–
Non-recurring benefits of state income tax law changes and tax restructuring (2016, 2015 and 2013), and decrease in accrued interest and penalties on estimated income tax liabilities (2014) (Note 8)	(546)	(610)	(397)	(5,547)	–
Impairment of other intangible assets and goodwill, pre-tax (Notes 2 and 8)	–	98,868	–	89,037	–
Interim interest expense, pre-tax (Note 6)	–	1,688	–	–	–
Loss on early debt redemption and refinancing, pre-tax (Note 6)	–	8,372	–	18,467	–
Gains from involuntary property conversion, and insurance recovery net of accelerated depreciation on damaged assets, pre-tax (Note 4)	–	–	(1,585)	–	–
Non-recurring tax benefit of equity investee abandonment (Note 8)	–	–	–	(48,088)	–
Aggregate income tax effect of non-GAAP adjustments	(132)	(42,791)	(8,870)	(9,189)	–
Non-GAAP net income from continuing operations	$39,224	$42,087	$39,310	$37,049	$41,070

Diluted earnings (loss) per share using GAAP	$0.96	$(0.83)	$0.75	$(0.19)	$1.00
Discontinued operation, and associated income taxes from various adjustments (2015)	–	0.03	(0.14)	0.01	(0.01)
Accelerated depreciation on retired assets and costs of removal	0.01	0.23	0.60	–	–
Non-recurring benefits of state income tax law changes and tax restructuring (2016, 2015 and 2013), and decrease in accrued interest and penalties on estimated income tax liabilities (2014)	(0.01)	(0.01)	(0.01)	(0.13)	–
Impairment of other intangible assets and goodwill	–	2.39	–	2.15	–
Interim interest expense	–	0.04	–	–	–
Loss on early debt redemption and refinancing	–	0.20	–	0.45	–
Gains from involuntary property conversion, and insurance recovery net of accelerated depreciation on damaged assets	–	–	(0.04)	–	–
Non-recurring tax benefit of equity investee abandonment	–	–	–	(1.16)	–
Aggregate income tax effect of non-GAAP adjustments	(0.00)	(1.04)	(0.21)	(0.22)	–
Non-GAAP diluted earnings per share from continuing operations	$0.95	$1.02	$0.95	$0.89	$0.99

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•

Other direct operating expense – includes the cost of certain SMI Properties and subsidiaries merchandising, screen-printing and embroidery, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office rental revenues

As further discussed in Note 1 to the Consolidated Financial Statements, BMS hosted two collegiate football games (including “the Battle at Bristol” and a large preceding evening concert) in 2016, and associated revenues are classified in “other operating revenue” and direct expenses in “other direct operating expense”. Management believes reporting these results separate from our core business of motorsports operations is appropriate as we have no additional football games scheduled at this time (nor have any been held before).

We believe our financial performance has not been materially affected by inflation.

Management believes the comparative financial information below helps in understanding and comparing our results of operations. Along with our principal operations of motorsports racing and related events, our ancillary businesses are further described and categorized as “Non-Event Motorsports Related Merchandise Revenue”, “Non-Motorsports Merchandise Revenue”, and “Other Revenue” below. The following table shows the composition of selected revenues for the three years ended December 31, 2016 (in thousands):

	2016		2015		2014
Admissions	$90,639	18%	$100,694	20%	$100,798	21%
NASCAR broadcasting	224,227	44%	217,469	44%	207,369	43%
Sponsorships and other event related	126,046	25%	132,928	27%	133,071	28%
Souvenir and other merchandise	27,742	5%	31,781	6%	31,058	6%
Other	43,502	8%	13,591	3%	12,013	2%
Total revenue	$512,156	100%	$496,463	100%	$484,309	100%

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

Sponsorships and Other Event Related – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. We have sponsorship contracts with many major manufacturing and consumer products companies and brands, and many include official sponsorship designations at our speedways and exclusive advertising and promotional rights in various sponsor product categories.

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

Other – We derive other operating revenue from The Speedway Club at CMS and The Speedway Club at TMS (together the “Speedway Clubs”) dining and entertainment facilities, which serve individual, group, corporate and other clientele. We also derive other operating revenue from leasing of SR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, from leasing of office towers located at several of our speedways to motorsports and non-motorsports associated corporate and other customers, TMS natural gas mineral rights lease and related revenues, and from the sanctioning of US Legend Cars circuit races. We derived revenue from the “Battle of Bristol” held in 2016 as discussed above.

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere as indicated. A brief overview of certain factors is provided below to help understand our various operating factors, but are further discussed throughout this report where indicated.

Significant items discussed elsewhere in indicated sections of this report:

•	Expanded multi-year, multi-platform NASCAR Broadcasting Rights Agreement began in 2015 through 2024 (discussed above in “Business - NASCAR Broadcasting Rights”)
•	Our long-term, multi-year contracted revenues are significant (discussed above in “Business – General Overview”)
•	Motorsports promotion is a competitive industry (discussed above in “Business – Competition”)
•	Ongoing improvements in our sport (discussed above in “Business – Industry Overview”)
•	Ongoing innovative and expanding marketing and promotional efforts (discussed above in “Business – Operating Strategy”)
•	Monster Energy has replaced Sprint as NASCAR Cup Series sponsor (discussed above in “Business – Industry Overview”)
•	Planned 2018 realignment of one Monster Energy NASCAR Cup Series, one NASCAR Xfinity Series and one NASCAR Camping World Truck Series racing event to Las Vegas Motor Speedway (discussed above in "Risk Factors" and below in "Liquidity" and "Critical Accounting Policies and Accounting Estimates")
•

Anticipated 2017 accelerated depreciation charge for repurposing seating for managing facility capacity and other alternative development at certain speedways (discussed above in “Business - Operating Strategy” and below in "Critical Accounting Policies and Accounting Estimates")

•	Annual impairment assessment of Goodwill and Other Intangible Assets (discussed below in “Critical Accounting Policies and Accounting Estimates” and Note 2 to the Consolidated Financial Statements)
•

Reduced interest costs from substantial debt reduction and debt refinancing transactions (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”)

•	Income tax benefits from 2014 abandoned interest in Motorsports Authentics merchandising joint venture (discussed in Note 8 to the Consolidated Financial Statements)
•	Repurchases of common stock (discussed below in “Liquidity and Capital Resources – Stock Repurchase Program”)
•	Unrecognized compensation cost for non-vested share based payments (discussed in Note 11 to the Consolidated Financial Statements)

General Factors and Current Operating Trends – The following discussion excludes the “Battle at Bristol” collegiate football weekend events which had a significant positive impact on our 2016 operating results. Our 2016 race season reflects lower admission and event related revenues at several of our speedways on a comparable year over year event basis. As further discussed in “Racing Events” and “Impact of Poor Weather” below, many of our 2016 racing events were negatively impacted by significant poor weather. For example, our Monster Energy NASCAR Cup and Xfinity Series racing events held at CMS in the fourth quarter 2016 were postponed and rescheduled due to Hurricane Matthew.

Many entertainment companies, including most sporting venues, are facing admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes many of our revenue categories continue to be negatively impacted by ongoing uncertain (although improving) consumer and corporate spending, high underemployment in certain demographic groups, absence of a stronger middle class economic recovery, and high food and health-care costs. Those and other factors, such as high local lodging prices and minimum stay requirements and increasing highway congestion, are believed to be resulting in lower travel and spending by certain fans and customers. Management also believes admissions and certain event related revenues continue to be negatively impacted by changing demographics, evolving media content consumption and other market and economic factors as discussed below. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and other operating costs. At this time, we are unable to determine if those trends will reverse in 2017 or beyond.

For many of our 2017 events, similar to recent years, management has maintained lower ticket and food and beverage prices and is offering extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of somewhat difficult economic conditions. Many of our fans are purchasing tickets closer to event dates. We have promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles, management believes these are prudent measures in the current operating environment.

Broadcasting Revenues and Industry Focus. We believe expanding marketing demographics, the intense media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities. The ten-year, multi-platform and media partnership broadcasting and digital rights agreements between NASCAR and media powerhouses FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and media awareness for all three NASCAR racing series, as well as corporate marketing appeal. We believe these media powerhouses provide broad marketing continuity and exposure to widening demographic audiences. We believe their increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions benefit motorsports in general, similar to that provided for other major sports. These ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually, and our total contracted NASCAR broadcasting revenues are expected to approximate $232 million in 2017.

Evolving Media and Content Consumption. Similar to most sports, the motorsports industry is experiencing an evolving media and entertainment consumption transformation. Changing demographics, new technology and expanding online viewing options are dramatically changing how all media content is consumed, and not just that of motorsports. New and expanding entertainment options are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding motorsports and non-motorsports related media coverage and content by network and cable broadcasters. Also, the ongoing improvements in high-definition television technology and increasing DVR use and expanding media, internet and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events, are increasingly influenced and used by changing demographics. As such, we, NASCAR and the broadcasters continue to increase and expand our promotional efforts and initiatives as further discussed above in “Business – Operating Strategy, Ongoing Innovative and Expanding Marketing and Promotional Efforts”. Although ongoing changes are likely, we believe the desire and demand for motorsports racing content, particularly for NASCAR racing, has been and will remain strong regardless of how such media content is consumed.

We recognize the increasing importance of providing our fans with compelling entertainment experiences that cannot be duplicated at home or other venues. We have made major investments in three of world’s largest high-definition video boards at BMS in 2016, TMS in 2014 and CMS in 2011. These video boards significantly enhance the entertainment experience of fans at our events, and are providing expanded promotional opportunities. We also installed new sound systems and higher-end leader boards at several of our speedways. We are nearing completion of installing distributed antenna systems or comparable technology at each of our speedways. This new technology is providing our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, also provide infrastructure for expanding wireless internet coverage and applications. We are also increasingly investing in social media advertising, interactive fan “intelligence” mobile phone applications, real-time marketing and entertainment, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. While these investments are fairly costly, we believe this high-end technology transforms the race experience for our fans, and helps attract younger and new fans.

Ongoing Changes and Improvements in Our Sport. As further described above in “Business – Industry Overview”, similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement for generating additional fan interest. NASCAR and the motorsports industry are continuing to increase their commitment and focused efforts on diversity and race car driver and team owner development programs. From time-to-time, extremely popular and long-standing successful race car drivers (“megastars”) such as Jeff Gordon, Tony Stewart and Carl Edwards announce their retirement or reduced motorsports racing due to age, health or other considerations. Similar to most sports, injuries or other concerns for participant well-being can lead to early “retirement” or reduced sport involvement. Race car driver popularity and performance abilities can affect on-track competition, the closeness of championship points racing, attendance, corporate interest, media attention and the appeal and success of racing in general.

Other Market and Economic Considerations. While the direction and strength of the United States economy appear to be improving, uncertainty remains as to its recovery strength and duration, as well as for other foreign countries. The new President and his administration could significantly change governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could positively or adversely impact our operations. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. Ongoing geopolitical events and fluctuations in currency exchange rates can also impact consumer spending sentiment and travel decisions.

These and other factors, particularly as related to the success of the Monster Energy NASCAR Cup Series, can significantly impact attendance at our events and our operating results. We continue to commit substantial resources to expanding and enhancing our promotional activities to help offset the ongoing impact of these economic and market factors and conditions. Management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the economy continues to improve and the ongoing racing changes and improvements by NASCAR are successful.

See our “Business – Industry Overview”, “Business – Competition” and “Risk Factors” for additional information on the impact that competition, popularity, ongoing NASCAR improvements and other changes, the success of NASCAR racing in general, and ongoing economic conditions and geopolitical risks, can have on our operating results.

2017 Earnings Guidance – In connection with our fourth quarter and full year 2016 earnings release, management provided non-GAAP full year 2017 earnings guidance of $0.90-$1.10 per diluted share, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing uncertain economic conditions, among other factors. Inclement weather, potential higher fuel, health-care and food costs and continuing underemployment could significantly impact our future results.

RACING EVENTS

Set forth below are comparative summaries of our Monster Energy Cup and Xfinity Series (“major”) racing events by quarter, and other racing events on an annual basis, as scheduled for 2017 and held in 2016, 2015 and 2014:

	Number of Major NASCAR-sanctioned Events
	2017	2016	2015	2014
1st Quarter	4	4	4	4
2nd Quarter	8	8	8	8
3rd Quarter	8	8	8	8
4th Quarter	4	4	4	4
Total	24	24	24	24

	Other Racing Events
	2017	2016	2015	2014
NASCAR Camping World Truck Series	8	8	8	7
NASCAR K&N Pro Series	3	3	3	3
NASCAR Whelen Modified Tour	4	4	4	4
National Hot Rod Association	6	6	6	6
IndyCar Series	2	2	2	2
World of Outlaws	3	3	3	3
Automobile Racing Club of America	1	1	1	1

The more significant racing schedule changes during the last three years include:

•	Our 2016 race season experienced an unusually high number of event weekends with significant poor weather. For example, 8 events held during our 13 NASCAR Cup weekends were negatively impacted.
•

In 2016, poor weather resulted in: (i) postponing and rescheduling one Monster Energy NASCAR Cup race held at BMS, (ii) starting and completing the NASCAR All-Star race and next day rescheduling of one NASCAR Camping World Truck Series race held at CMS, (iii) delaying the start of the Monster Energy NASCAR Cup race held at LVMS, and (iv) delays in starting or completing or shortening two Monster Energy NASCAR Cup races held at TMS

•	In 2016, Hurricane Matthew resulted in postponing and rescheduling one Monster Energy NASCAR Cup and one Xfinity Series race held at CMS
•	In 2016, poor weather resulted in cancellation of a portion of one major NHRA weekend racing event held at CMS, and delays in starting and completing one IndyCar race held at TMS
•	TMS held one Red Bull Air Race in 2015 and 2014 that was not held in 2016
•	In 2015, poor weather resulted in delays in starting and completing one Monster Energy NASCAR Cup race at AMS and BMS, and postponing and rescheduling one Monster Energy NASCAR Cup race held at CMS
•	In 2014, poor weather resulted in delays in starting and completing one Monster Energy NASCAR Cup race held at BMS and postponing and rescheduling one Monster Energy NASCAR Cup race held at TMS
•	AMS held one NASCAR Camping World Truck Series race in 2016 and 2015 that was not held in 2014

YEAR OVER YEAR COMPARISONS OF OPERATING RESULTS

Management believes the comparative information below, the non-GAAP financial information in “Selected Financial Data” above, and the various economic and other factors discussed in “Near-term Operating Factors” above, helps in understanding and comparing our results of operations. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

The Battle at Bristol – As further discussed in Note 1 to the Consolidated Financial Statements, BMS hosted the “Battle at Bristol” - including a large preceding concert in 2016. These events had a material positive effect on our 2016 operating results, and associated revenues and direct expenses have been reflected in “other operating revenue” and “other direct operating expense” in our Consolidated Statements of Operations. Management believes reporting these results separate from our core business of motorsports operations is appropriate as we do not have additional football games scheduled at this time (nor have any been held before), and those results are not indicative of future results that can be expected or forecast.

Impact of Poor Weather – As indicated above, an unusually high number of our major racing events, including other smaller events such as CMS’s Spring and Fall AutoFairs, contended with significant poor weather in 2016. Specifically, eight events during our 13 NASCAR Cup race weekends in 2016 were negatively impacted. Management believes our operating results for 2016 (as well as those of 2015 and 2014), including admissions and certain event related revenues and operating expenses, were negatively impacted by poor weather surrounding numerous racing events. Weather conditions surrounding our events can significantly affect sales of tickets, concessions and souvenirs, among other things. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact advance sales and walk-up admissions and food, beverage and souvenir sales.

Due to inclement weather conditions, we may be required to move a race event to the next or another raceable day. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. When events are delayed, postponed or rescheduled because of weather, along with reduced revenues, we typically incur additional operating expenses associated with conducting the rescheduled event, as well as generate lower admissions, food, beverage, and souvenir revenues. If an event is cancelled, we incur expenses associated with preparing to conduct the event, as well as losing certain associated event revenues.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total Revenues for 2016 increased by $15.7 million, or 3.2%, over such revenues for 2015 due to the factors discussed below.

Admissions for 2016 decreased by $10.1 million, or 10.0%, from such revenue for 2015. This decrease is due primarily to lower overall attendance at NASCAR racing events on a comparable year-over-year basis. Many of our NASCAR events, as well as TMS’s IndyCar race and certain other motorsports events, were negatively impacted by poor weather as further described above.

Event Related Revenue for 2016 decreased by $10.1 million, or 6.9%, from such revenue for 2015. This decrease is due primarily to lower marketing, souvenir merchandising, and certain other event related revenues, including the associated negative impact of poor weather and lower overall attendance at NASCAR and other racing events, on a comparable year-over-year basis. The decrease also reflects lower track rental and other event related revenues associated with a TMS airshow held in 2015 that was not held in 2016. The overall decrease was partially offset by higher track rental revenues at certain Company speedways and, to a lesser degree, higher ancillary and radio broadcasting revenues in 2016 as compared to 2015.

NASCAR Broadcasting Revenue for 2016 increased by $6.8 million, or 3.1%, over such revenue for 2015. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year basis.

Other Operating Revenue for 2016 increased by $29.1 million, or 92.8%, over such revenue for 2015. Most of this increase is due to revenues associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert in 2016 as further discussed above. The overall increase was partially offset by lower royalty revenues from TMS’s long-term natural gas mineral rights activities and, to a lesser degree, lower non-event souvenir merchandising sales in 2016 as compared to 2015.

Direct Expense of Events for 2016 decreased by $1.5 million, or 1.5%, from such expense for 2015. This decrease reflects reduced operating costs associated with lower attendance and certain event related revenues for NASCAR racing events as compared to last year. The overall decrease was partially offset by higher additional operating costs associated with conducting delayed or postponed racing events due to poor weather in 2016 as compared to 2015.

NASCAR Event Management Fees for 2016 increased by $4.0 million, or 3.0%, over such expense for 2015. This increase reflects higher annual contractual race event management fees for NASCAR-sanctioned racing events as compared to last year.

Other Direct Operating Expense for 2016 increased by $24.2 million, or 124.1%, over such expense for 2015. Most of this increase is due to direct expenses associated with hosting “the Battle at Bristol” event weekend in 2016. The increase is also due to a combination of individually insignificant items.

General and Administrative Expense for 2016 increased by $1.9 million, or 1.9%, over such expense for 2015. This increase is due to higher compensation and other indirect costs associated with “the Battle at Bristol” event weekend, and wage cost inflation in 2016 as compared to 2015. The overall increase was partially offset by lower legal and other professional fees and property taxes in 2016 as compared to 2015.

Depreciation and Amortization Expense for 2016 decreased by $7.6 million, or 12.3%, from such expense for 2015. This change reflects higher accelerated depreciation in 2015 as compared to 2016 on retired assets as further described in Note 4 to the Consolidated Financial Statements. The decrease also reflects lower depreciation on certain assets now fully depreciated, which was partially offset by depreciation on capital expenditures placed into service.

Interest Expense, Net for 2016 was $13.1 million compared to $16.8 million for 2015. This change reflects 2015 redemption of higher interest rate 2019 Senior Notes and replacement with lower interest rate 2023 Senior Notes and Credit Facility borrowings, and lower total outstanding debt in 2016 as compared to 2015. The change reflects “interim interest expense” of $1.7 million incurred in the first quarter 2015 related to these financing transactions. The change also reflects, to a lesser extent, interest income associated with property tax settlements in 2015, and higher capitalized interest costs in 2016 as compared to 2015. These 2015 financing transactions are further described in Note 6 to the Consolidated Financial Statements.

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

Other Income, Net for 2016 was $997,000 compared to other expense, net of $862,000 for 2015. This change reflects: (i) gains on disposal of certain property, partially offset by losses associated with the write-off of certain development costs, in 2016; (ii) higher removal costs associated with retired assets as further described in Note 4 to the Consolidated Financial Statements and losses associated with the write-off of certain development costs in 2015; and (iii) a combination of individually insignificant items.

Income Tax Provision (Benefit). As further described in Note 8 to the Consolidated Financial Statements, our effective income tax rate for 2016 was 35.4% and for 2015 was 25.7%. Our 2016 effective tax rate reflects non-recurring tax benefits of $546,000 resulting from certain state income tax law changes. Our 2015 tax rate reflects reductions of valuation allowances on deferred tax assets associated with our discontinued operation. This reduction was largely offset by an increase in tax reserves for deferred tax assets, resulting in a net tax impact of $1.3 million associated with the discontinued operation as further described in Note 8 to the Consolidated Financial Statements. The 2015 tax rate also reflects lower effective state income tax rates, adjustments associated with the 2015 intangible asset and goodwill impairment charges and certain deferred tax assets, and a non-recurring tax benefit of $610,000 resulting from certain state income tax law changes enacted in 2015.

Loss From Discontinued Operation for 2015 reflects insignificant legal fees and other costs associated with efforts to recover previously reserved receivables.

Net Income for 2016 was $39.5 million compared to a net loss of $34.4 million for 2015. This change is due to the factors discussed above.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

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

Other Operating Revenue for 2015 increased by $2.0 million, or 6.9%, over such revenue for 2014. This increase is due primarily to higher royalty revenues from TMS’s long-term natural gas mineral rights activities, and higher non-event souvenir merchandising sales and facility lease rental revenues in 2015. The overall increase was partially offset by lower Legend Cars and Oil-Chem revenues in 2015 as compared to 2014.

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

Impairment of Other Intangible Assets and Goodwill for 2015 represents non-cash impairment charges aggregating $98.9 million, before income tax benefits of $35.5 million, to reduce the carrying value of non-amortizable race date event sanctioning and renewal agreements associated with NHMS, and goodwill associated with certain event souvenir merchandising activities. These charges resulted from our 2015 annual impairment assessment.

Loss on Early Debt Redemption and Refinancing for 2015 represents a charge to earnings of $8.4 million, before income taxes of $3.1 million, for redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium associated with the former 2019 Senior Notes.

Other Expense, Net for 2015 was $862,000 compared to other income, net of $2.3 million for 2014. This change reflects 2015 removal costs associated with certain retired assets as further described in Note 4 to the Consolidated Financial Statements, and losses associated with the write-off of certain development costs. The change also reflects 2014 net gains related to involuntary conversion of certain TMS property and insurance recovery for certain damaged BMS property and, to a lesser extent, a combination of individually insignificant items.

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

Net Loss for 2015 was $34.4 million compared to net income of $31.1 million for 2014. This change is due to the factors discussed above.

The table below shows the relationship of our income and expenses relative to total revenue for each of the three years ended December 31, 2016:

	Percentage of Total Revenue
Years Ended December 31:	2016	2015	2014
Revenues:
Admissions	18%	20%	21%
Event related revenue	27	30	30
NASCAR broadcasting revenue	44	44	43
Other operating revenue	11	6	6
Total revenues	100	100	100
Expenses and other:
Direct expense of events	20	21	21
NASCAR event management fees	27	27	27
Other direct operating expense	8	4	4
General and administrative	20	20	20
Depreciation and amortization	11	12	16
Interest expense, net	2	3	4
Impairment of other intangible assets and goodwill	–	20	–
Loss on early debt redemption and refinancing	–	2	–
Other (income) expense, net	0	0	(0)
Total expenses and other	88	109	92
Income (loss) from continuing operations before income taxes	12	(9)	9
Income tax provision	(4)	2	(4)
Income (loss) from continuing operations	8	(7)	5
(Loss) income from discontinued operation	–	(0)	1
Net income (loss)	8%	(7)%	6%

SEASONALITY, COMPARISON OF QUARTERLY RESULTS AND FINANCIAL STATEMENT REVISIONS

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing or other events in any particular future quarter, particularly realigned NASCAR Cup racing events, may tend to minimize or concentrate operating income in respective future quarters. For example, we plan to realign one annual Monster Energy NASCAR Cup race and one annual NASCAR Camping World Truck race from NHMS, and one annual NASCAR Xfinity race from KyS, to LVMS in 2018. Realignment or moving of other race dates can significantly increase or decrease our quarterly operating income, corresponding with the move of race dates between quarters. Such changes can also significantly impact our annual cash flow cycles because we sell many tickets and event related revenues in advance and certain NASCAR broadcasting revenue payments are received after events are held. Racing schedule changes can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

Although the same number of major racing events were held each quarter in 2014 through 2016, the profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. See “Racing Events” above for additional comparative quarterly information on our Monster Energy Cup and Xfinity Series racing events, and “Year over Year Comparisons of Operating Results” above for additional information on changes in various racing and other events held in 2014 through 2016. The quarterly information below is derived from our Quarterly Reports on Form 10-Q as filed.

As further described in the indicated Notes to the Consolidated Financial Statements, we hosted the “Battle at Bristol” (Note 1), and recorded accelerated depreciation on retired assets and costs of removal (Note 4) and certain non-recurring benefits related to state income tax law changes (Note 8) in the third quarter 2016. Our fourth quarter 2016 results reflect a reduction in income tax expense of $539,000. Although these adjustments should have been recorded in the fourth quarter 2015, management believes their impact was not material to prior or current periods. We recorded a loss on early debt redemption and refinancing and associated interim interest expense in the first quarter 2015 (Note 6), impairment charges on other intangible assets and goodwill in the second quarter 2015 (Note 2), and accelerated depreciation on retired assets and costs of removal in the third and fourth quarters 2015 (Note 4). Our 2015 effective income tax rates reflect certain non-recurring benefits related to state income tax law changes in the third quarter, and income tax expense adjustments associated with our discontinued operation in the fourth quarter (Notes 1 and 8).

Where computations are anti-dilutive, reported basic and diluted per share amounts are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts may not be additive due to rounding.

	2016					2015
	(in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$83,176	$175,688	$170,661	$82,631	$512,156	$85,274	$179,321	$144,123	$87,745	$496,463
Total expenses	81,799	136,323	150,229	82,609	450,960	83,620	133,326	131,081	87,425	435,452
Sub-total	1,377	39,365	20,432	22	61,196	1,654	45,995	13,042	320	61,011
Impairment of other intangible assets and goodwill	–	–	–	–	–	–	98,868	–	–	98,868
Loss on early debt redemption and refinancing	–	–	–	–	–	8,372	–	–	–	8,372
Provision for income taxes	(516)	(14,618)	(6,766)	249	(21,651)	2,319	17,702	(4,489)	(3,653)	11,879
Income (loss) from continuing operations	861	24,747	13,666	271	39,545	(4,399)	(35,171)	8,553	(3,333)	(34,350)
Loss from discontinued operation	–	–	–	–	–	–	(8)	–	(5)	(13)
Net income (loss)	$861	$24,747	$13,666	$271	$39,545	$(4,399)	$(35,179)	$8,553	$(3,338)	$(34,363)

Basic earnings (loss) per share:
Continuing operations	$0.02	$0.60	$0.33	$0.01	$0.96	$(0.11)	$(0.85)	$0.21	$(0.08)	$(0.83)
Discontinued operation	–	–	–	–	–	–	(0.00)	–	(0.00)	(0.00)
Net income (loss)	$0.02	$0.60	$0.33	$0.01	$0.96	$(0.11)	$(0.85)	$0.21	$(0.08)	$(0.83)

Diluted earnings (loss) per share:
Continuing operations	$0.02	$0.60	$0.33	$0.01	$0.96	$(0.11)	$(0.85)	$0.21	$(0.08)	$(0.83)
Discontinued operation	–	–	–	–	–	–	(0.00)	–	(0.00)	(0.00)
Net income (loss)	$0.02	$0.60	$0.33	$0.01	$0.96	$(0.11)	$(0.85)	$0.21	$(0.08)	$(0.83)

Major NASCAR-sanctioned events	4	8	8	4	24	4	8	8	4	24

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt offerings. Significant changes in our financial condition and liquidity during 2016, 2015 and 2014 resulted primarily from:

(1)	net cash provided by operations amounting to $113.8 million in 2016, $116.4 million in 2015 and $124.7 million in 2014
(2)	borrowings under long-term debt amounting to $0 in 2016, $251.4 million in 2015 (including amounts for refinancing) and $150.0 million in 2014
(3)	repayments of long-term debt amounting to $54.2 million in 2016, $331.5 million in 2015 (including amounts for refinancing) and $211.5 million in 2014
(4)	payment of debt refinancing and loan amendment costs amounting to $0 in 2016, $4.0 million in 2015 and $1.6 million in 2014
(5)	payment of quarterly cash dividends amounting to $24.8 million in 2016, $24.8 million in 2015 and $24.9 million in 2014
(6)	repurchases of common stock amounting to $5.8 million in 2016, $6.5 million in 2015 and $4.2 million in 2014
(7)	cash outlays for capital expenditures amounting to $34.6 million in 2016, $30.7 million in 2015 and $22.0 million in 2014

The following is additional information on net cash provided by operating activities as reflected in our accompanying Consolidated Statements of Cash Flows: The 2016 change in cash flows from operating activities associated with accounts receivable and deferred race event and other income reflects decreases related to the “Battle at Bristol” collegiate football game weekend held in 2016.

We had the following contractual obligations as of December 31, 2016 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$42,232	$42,232	–	–	–
Long-term debt, bank credit facility and senior notes(2)	267,206	7,657	$58,829	$349	$200,371
Other liabilities	6,297	–	–	6,297	–
Interest on fixed rate debt obligations(3)	62,470	10,282	20,549	20,528	11,111
Deferred income taxes(4)	329,398	–	–	–	329,398
Interest on floating rate credit facility debt(3)	3,138	1,187	1,046	905	–
NASCAR event management fees(5)	596,473	141,539	297,850	157,084	–
Contracted capital expenditures(1)	137	137	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	3,116	1,231	1,026	354	505
Total Contractual Cash Obligations	$1,316,667	$210,465	$379,300	$185,517	$541,385

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit(2)	$605	$605	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $867,000 in 2016); and (b) capital expenditures that may be made although not under contract, and future spending, if any, associated with our mineral rights lease because amounts are not readily determinable at this time (cash paid for total capital expenditures was approximately $34.6 million in 2016).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of December 31, 2016, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.4 million, including up to an additional $49.4 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $66.0 million at December 31, 2016 and a weighted average interest rate of 1.9% in 2016.

(4)

All deferred income taxes are reflected as due in “more than 5 years” because timing of annual future reversal and payment is not readily determinable at this time, primarily because of the following factors. We have material deferred tax liabilities associated with our property and equipment. Future capital expenditures and changes in federal and state income tax regulations can significantly impact the amount and timing of our future cash paid for income taxes. Contractual cash obligations above exclude income tax liabilities for unrecognized tax benefits due to uncertainty on the timing of related payments, if any.

(5)

Reflects SMI’s separate five-year Event Management Agreements with NASCAR for racing events in 2016 and through 2020 using an average annual increase of 3.5%. Fees for years after 2020 have not yet been negotiated and could increase or decrease or change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after December 31, 2016. In February 2017, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in March 2017. Quarterly cash dividends paid in 2016 totaled approximately $24.8 million.

LIQUIDITY

As of December 31, 2016, our cash and cash equivalents totaled $79.3 million, outstanding borrowings under the Credit Facility totaled $66.0 million (all Term Loan), outstanding letters of credit amounted to $605,000, and we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months from the issuance date of this Annual Report on Form 10-K, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any. We may, from time to time, engage in additional financing depending on future growth and financing needs, or redeem, retire or purchase our debt and equity securities depending on liquidity, prevailing market conditions, permissibility under our debt agreements, and other factors as our Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries.

At December 31, 2016, net deferred tax liabilities totaled $329.4 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. As further described in Note 2 to the Consolidated Financial Statements, deferred tax liabilities associated with our property and equipment are material. Our future capital expenditures, along with changes in federal and state income tax regulations, can significantly impact such reversal and the amount and timing of our future cash paid for income taxes. As further described in Note 8 to the Consolidated Financial Statements, our cash paid for income taxes in recent years has been significantly reduced through use of various tax minimization strategies and income tax benefits. While management plans to reduce income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are not yet determinable. Income tax benefits may no longer be available, resulting in a significant increase in required cash payments for income taxes, particularly after 2016.

Our Long-term, Multi-year Contracted Revenues are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements starting in 2015 through 2024. As further described above in “Business – NASCAR Broadcasting Rights”, these ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually, and our total contracted NASCAR broadcasting revenues are expected to approximate $232 million in 2017. While these long-term television broadcasting rights agreements include annual revenue increases, associated increases in event management (purse and sanction) fees paid to NASCAR of three to four percent annually were established under the new five-year agreement term.

Many of our sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Monster Energy Cup, Xfinity and Camping World Truck Series event sponsorships for the 2017 racing season, and many for years beyond 2017, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic and market conditions.

As further described in Note 2 to the Consolidated Financial Statements, we recognized royalty revenue of approximately $2.1 million in 2016, $4.3 million in 2015 and $3.2 million in 2014 under a natural gas mineral rights lease agreement and a joint exploration. Such revenues have declined recently from associated market declines and volatility in natural gas price levels. At this time, while extraction activities continue, no new wells are being explored, and management is unable to determine possible ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline, remain steady or adequate. The agreements stipulate the sharing of production revenues, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. However, at this time, management believes 2017 revenues will not differ significantly from 2016, and that our infrastructure spending will continue to exceed anticipated future royalties.

2018 Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series Race Date Realignments to Las Vegas Motor Speedway – We recently obtained approval from NASCAR to realign one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market. These factors and other deciding considerations are further discussed in our "Risk Factors". While not expected to significantly impact our 2017 operating results, the planned realignment may have a material impact on our annual cash flow cycles beginning in 2017, and our operating results between quarters after 2017. As further discussed in "Seasonality and Quarterly Results" above, many of our tickets and event related revenues are sold in advance, and certain NASCAR broadcasting revenue payments are received after events are held. Our future profitability or success from this realignment could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control.

General Debt Overview – We have reduced total long-term debt by $54.2 million in 2016, $80.1 million in 2015 and $61.5 million in 2014, and reduced interest costs through principal repayment and various financing transactions. As further described below and in Note 6 to the Consolidated Financial Statements, we amended our Credit Facility in December 2014, issued new 2023 Senior Notes in January 2015 and fully redeemed our 2019 Senior Notes in March 2015. Although our financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, the structured repayment of Term Loan borrowings over five years and lower interest costs under the new Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See our "Risk Factors" for other factors related to our debt and general economic conditions.

Bank Credit Facility – Our Credit Facility, as amended in December 2014, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility, (ii) provides for a five-year $150.0 million senior secured term loan (which was fully drawn in December 2014) and a five-year delayed draw term loan of up to $50.0 million (which was fully drawn in March 2015 and repaid in the second quarter 2015); (iii) matures in December 2019; and (iv) contains an accordion feature with specified limits and conditions. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $7.5 million for fiscal 2017). Under the Credit Facility, interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The interest rate margins on borrowings are adjustable periodically based upon certain consolidated total leverage ratios.

2015 Issuance of Senior Notes – As further described in Note 6 to the Consolidated Financial Statements, we completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the “2023 Senior Notes”). The 2023 Senior Notes were issued at par, and net proceeds after commissions and fees of approximately $196.8 million were used to fund a portion of the March 2015 redemption of 2019 Senior Notes as described below. We completed an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1.

2015 Early Redemption of 2019 Senior Notes – As further described in Note 6 to the Consolidated Financial Statements, we redeemed all outstanding 6.75% Senior Notes due in 2019 in aggregate principal of $250,000,000 (the “2019 Senior Notes”) at 103.375% of par plus accrued interest in March 2015. The 2019 Senior Notes were scheduled to mature in February 2019. We used net proceeds of the 2023 Senior Notes, $50,000,000 of delayed draw Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption, including redemption premium and transaction costs. We recognized a 2015 charge to earnings of $8.4 million, before income taxes of approximately $3.1 million, for associated redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium.

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of December 31, 2016.

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

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. We repurchased 252,000, 252,000 and 172,000 shares of common stock for approximately $4.7 million, $5.4 million and $3.2 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, we could repurchase up to an additional 442,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. Our capital expenditures amounted to $34.6 million in 2016, $30.7 million in 2015 and $22.0 million in 2014. In 2016, we completed installation of the world’s largest outdoor, center-hung high-definition video board and a new public sound system at BMS, and higher-end leader boards at certain other speedways. We regraded and repaved KyS’s superspeedway racing surface, and neared completion of CMS's road course. We also continued modernizing and expanding fan-zone entertainment and premium hospitality areas and other fan amenities at several speedways. We also continued to install “SAFER” crash walls or similar barriers at several speedways to help improve the safety of race drivers and others using our facilities. We invested in additional social media and web application technology to attract and enhance the entertainment experience of our race fans, and acquired certain real property surrounding CMS in 2016.

In 2015, we modernized or expanded premium “spectator-box” seating, premium hospitality and fan-zone entertainment areas and upgraded luxury suites at certain speedways. We began installing the large high-definition video board at BMS and higher-end leader boards at certain other speedways, and purchased an infrastructure building for CMS. We also began multiphase construction of a new infield road course at CMS. We continued to improve traffic infrastructure and upgrade restroom and other fan amenities at certain speedway facilities in 2015 and 2014. In 2014, we completed installation of a large high-definition video board at TMS and certain wider permanent seating at CMS. We constructed a new road course at LVMS and premium “spectator-box” seating and hospitality areas at BMS, and installed HVAC equipment at BMS.

At December 31, 2016, we had various construction projects underway. In 2017, we plan to repave AMS’s superspeedway, repave and reprofile TMS’s superspeedway, and finish enhancement of CMS’s road course. We plan to upgrade media centers, and continue modernizing and expanding fan-zone entertainment and premium hospitality areas, restroom facilities and other fan amenities at several of our speedways. We also plan to continue installing “SAFER” crash walls or similar barriers at certain speedways, and investing in social media and web application technology. At this time, aggregate payments for capital expenditures in 2017 are estimated to approximate $20.0 to $30.0 million. As of December 31, 2016, we had no significant contractual obligations for capital expenditures. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

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

We paid approved quarterly dividends aggregating $24.8 million in 2016, $24.8 million in 2015 and $24.9 million in 2014. On February 15, 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, payable on March 17, 2017 to shareholders of record as of March 1, 2017. These quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of December 31, 2016, we had aggregate outstanding letters of credit of $605,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

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

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing and other events (Note 2)
•	Accounting for NASCAR broadcasting revenue and event management fees (Note 2)
•	Revenue recognition for marketing agreements (Note 2)
•	Revenue recognition for non-racing event deferred income (Note 2)
•	Revenue recognition for non-event souvenir merchandise and other revenues (Note 2)
•	Accounting for income taxes and related uncertainties in income taxes (Notes 2 and 8)
•	Interest expense and deferred loan cost amortization (Note 2)
•	Loss contingencies and financial guarantees (Note 2)
•	Accounting for share-based compensation (Note 11)
•	Fair value of financial instruments (Note 2)

Recoverability of Property and Equipment and Other Intangible Assets and Goodwill – As of December 31, 2016, we had net property and equipment of $1.0 billion, net other intangible assets of $298.4 million and goodwill of $47.3 million. As described in Note 2 to the Consolidated Financial Statements, we follow applicable authoritative guidance which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. The methods, assumptions and business factors used in our annual impairment assessment, and factors associated with recoverability and other impairment considerations are described in Note 2 to the Consolidated Financial Statements and our “Risk Factors” above, and are not repeated here.

Management's latest annual assessment in the second quarter 2016 found the estimated fair value of each reporting unit and each indefinite-lived race-date intangible asset substantially exceeded its associated carrying value except for NHMS and TMS race date agreements. As of December 31, 2016, the carrying values of non-amortizable race date event sanctioning and renewal agreements associated with NHMS and TMS were approximately $199.6 million and $98.8 million. The estimated excess of fair value of identified intangible assets associated with NHMS and TMS, while more than nominal at this time, have heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Management’s assumptions considered the following factors and conditions, the majority of which also contributed to our 2015 impairment charge described below. NHMS was acquired in 2008, largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. Our 2016 (and 2015) evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for NHMS and TMS race date intangible assets.

In 2015, we recorded a non-cash impairment charge of $96.5 million, before income tax benefits of $34.6 million, to reduce NHMS race date intangible assets to estimated fair value. Management’s 2015 annual assessment also indicated that goodwill associated with SMI Trackside, which conducts event souvenir merchandising at our and other third-party speedways, was impaired because of potentially unfavorable developments associated with NASCAR’s announced industry changes to the trackside merchandising business model. As such, a non-cash impairment charge of $2.3 million, before income tax benefits of $885,000, was also reflected in 2015 to reduce associated goodwill to an estimated fair value of $0.

In the past, we have realigned Monster Energy NASCAR Cup Series (or other motorsports series) race dates among our multiple track facilities to potentially more profitable market venues. As further discussed above in "Liquidity" and Note 1 to the Consolidated Financial Statements, we recently obtained approval from NASCAR to realign one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018. Many factors and alternatives must be (and were) considered when moving races as further described in our “Risk Factors”, and are not repeated here. If future realignment or changes in our larger events, particularly Monster Energy Cup racing events, result in less than anticipated future profitability and cash flows, our speedway long-lived tangible and intangible assets could become impaired resulting in material impairment charges that adversely affect our future financial condition or results of operations. Management believes there have since been no events or circumstances which indicate possible impairment, and that no unrecognized impairment of property and equipment and goodwill and other intangible assets exists through or as of December 31, 2016. Management also believes our operational and cash flow forecasts support its conclusions. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over estimated useful lives of the respective assets. We have net property and equipment of $1.0 billion as of December 31, 2016. See Notes 4 and 5 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. As of December 31, 2016, we have nonamortizable intangible assets of $298.4 million and goodwill of $47.3 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected as of December 31, 2016. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. Because we have a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a material impact on our future financial condition or results of operations.

From time to time, we may decide to further repurpose (reduce or eliminate) lower demand seating areas and suites at our speedways as part of managing facility capacity or alternative development purposes. When management decides on repurpose and removal, depreciation is accelerated and recorded prospectively over shortened estimated remaining useful lives of the assets, and accounted for as a change in estimate, beginning when management contracts and begins removal. Recording accelerated depreciation, gains or losses on disposal or impairment losses related to property and equipment is based on assessment of the associated facts and circumstances. We recorded accelerated depreciation of $313,000 in 2016, $9.1 million in 2015 and $25.1 million in 2014 predominately related to removal of low demand seating and suites at certain speedways as further described in Note 4 to the Consolidated Financial Statements. In 2017, we plan to remove certain low demand seating at CMS (7,000 seats), KyS (17,000 seats) and NHMS (12,000 seats). These removal and retirement activities were contracted in early 2017 and are expected to be completed in the first half 2017. We anticipate recording non-cash, pre-tax charges for accelerated depreciation and costs of removal aggregating approximately $5 - 7 million in the first quarter 2017. Under the Company's associated accounting policy (see Note 2 to the Consolidated Financial Statements), no accelerated depreciation or estimated costs of removal were recognized as of December 31, 2016. Notwithstanding these non-cash charges, the carrying values for seating and luxury suites at each of our speedways are material. Depending on additional future management plans, we could record additional accelerated depreciation, write off remaining undepreciated net book value of associated assets, and recognize costs of demolition and disposal, all or some of which could have a material adverse impact on our future financial condition or results of operations.

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

Income Taxes – Our income taxes and deferred tax assets and liabilities are material to our current and future financial condition and results of operations. A description of our accounting and reporting for income taxes, associated assumptions and estimates and comparative effective tax rate information are further described in Notes 2 and 8 to the Consolidated Financial Statements, and are not repeated here. At December 31, 2016, net deferred tax liabilities totaled $329.4 million, after reduction for deferred tax assets of $15.7 million. As of December 31, 2016, valuation allowances of $1.7 million are provided against deferred tax assets. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs.

As further described in Note 8 to the Consolidated Financial Statements, we recognized a tax benefit of $48.1 million related to abandonment of our MA equity investment for the reversal of previously recorded valuation allowances under applicable accounting guidance at December 31, 2013. As a result of abandonment, we recognized tax losses that were reported on our 2014 income tax returns. We have reduced income taxes payable by amounts approximating that tax benefit through December 31, 2016 by utilization of deferred income tax assets, including net operating losses, related to abandonment. The various considerations, information used and conclusions reached by management are further described in Note 8 to the Consolidated Financial Statements and are not repeated here. We believe we will fully utilize the associated tax losses. Should our tax position not be fully sustained upon examination, reestablishment of material income tax liabilities and acceleration of cash income taxes payable could occur. Any differences between the final tax outcome and amounts recorded would affect our income tax provision in the period in which such determination was made.

At December 31, 2016, liabilities for unrecognized tax benefits totaled $12.0 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable or refundable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made. Changes in existing tax laws or rates could affect our actual future taxable results and the realization of deferred tax assets or liabilities over time.

Our effective income tax rates can widely vary from year to year for many reasons, and the factors that impacted our rates for 2014 through 2016 are further discussed in Note 8 to the Consolidated Financial Statements. Our effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense. Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. Significant judgment is involved in evaluating our uncertain tax positions and provision for income taxes. Our accounting for these deferred tax assets and liabilities represents our best estimate of future events. Also, changes in assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

Legal Proceedings and Contingencies – We are involved in various legal matters from time to time, and intend to continue defending existing or new legal actions in 2017. We use a combination of insurance and self-insurance to manage various risks associated with our speedways, other properties and motorsports events, and other business risks. See our “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters will have a material adverse effect on our future financial position, results of operations or cash flows. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our future financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of December 31, 2016, there were $66.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at December 31, 2016 would cause an approximate change in annual interest expense of $660,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. There were no interest rate or other swaps at December 31, 2016 or 2015. As of December 31, 2016, we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility as further described in Note 6 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2016 and 2015 (in thousands):

	Carrying Value		Fair Value
	2016	2015	2016	2015	Maturity Dates
Floating rate revolving Credit Facility, all Term Loan(1)	$66,000	$120,000	$66,000	$120,000	December 2019
5.125% Senior Notes	200,000	200,000	202,500	199,000	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings in both 2016 and 2015 was 1.9%.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $605,000 and $845,000, and no instruments or securities with equity price risk, as of December 31, 2016 and 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for its debt issuance costs in 2016.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 10, 2017

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31:	2016	2015
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$79,342	$82,010
Accounts receivable, net	29,444	39,783
Prepaid and refundable income taxes	7,384	8,520
Inventories, net	8,212	8,711
Prepaid expenses	3,527	3,862
Total Current Assets	127,909	142,886
Notes Receivable	1,143	1,303
Other Assets (Note 2)	23,142	23,258
Property and Equipment, Net (Note 4)	1,000,230	1,019,650
Other Intangible Assets, Net	298,383	298,394
Goodwill	47,342	47,342
Total	$1,498,149	$1,532,833

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,657	$7,677
Accounts payable	13,497	12,112
Deferred race event and other income, net	44,782	57,549
Accrued interest	4,311	4,291
Accrued expenses and other current liabilities	24,424	26,740
Total Current Liabilities	94,671	108,369
Long-term Debt (Note 2)	254,398	307,342
Deferred Income, Net	3,742	4,581
Deferred Income Taxes, Net	329,398	321,046
Other Liabilities	18,157	6,655
Total Liabilities	700,366	747,993
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,098,000 in 2016 and 41,235,000 in 2015	459	458
Additional Paid-in Capital	258,880	255,294
Retained Earnings	644,308	629,115
Treasury Stock at cost, shares – 4,830,000 in 2016 and 4,520,000 in 2015	(105,864)	(100,027)
Total Stockholders’ Equity	797,783	784,840
Total	$1,498,149	$1,532,833

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31:	2016	2015	2014
(In thousands, except per share amounts)

Revenues:
Admissions	$90,639	$100,694	$100,798
Event related revenue	136,900	146,980	146,849
NASCAR broadcasting revenue	224,227	217,469	207,369
Other operating revenue (Note 1)	60,390	31,320	29,293
Total Revenues	512,156	496,463	484,309

Expenses and Other:
Direct expense of events	102,786	104,303	102,196
NASCAR event management fees	137,727	133,682	128,254
Other direct operating expense (Note 1)	43,784	19,541	18,513
General and administrative	100,144	98,289	96,762
Depreciation and amortization (Note 4)	54,368	61,964	78,426
Interest expense, net	13,148	16,811	21,237
Impairment of other intangible assets and goodwill (Note 2)	–	98,868	–
Loss on early debt redemption and refinancing (Note 6)	–	8,372	–
Other (income) expense, net	(997)	862	(2,305)
Total Expenses and Other	450,960	542,692	443,083
Income (Loss) from Continuing Operations Before Income Taxes	61,196	(46,229)	41,226
(Provision) Benefit For Income Taxes	(21,651)	11,879	(15,789)
Income (Loss) from Continuing Operations	39,545	(34,350)	25,437
Income (Loss) from Discontinued Operation (Note 1)	–	(13)	5,710
Net Income (Loss)	$39,545	$(34,363)	$31,147

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.96	$(0.83)	$0.61
Discontinued Operation	–	(0.00)	0.14
Net Income (Loss)	$0.96	$(0.83)	$0.75
Weighted Average Shares Outstanding	41,152	41,284	41,377

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.96	$(0.83)	$0.61
Discontinued Operation	–	(0.00)	0.14
Net Income (Loss)	$0.96	$(0.83)	$0.75
Weighted Average Shares Outstanding	41,167	41,312	41,400

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31,	Outstanding Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders’
2016, 2015 and 2014:	Shares	Amount	Capital	Earnings	Stock	Equity
(In thousands)

Balance, January 1, 2014	41,404	$454	$249,505	$681,998	$(89,363)	$842,594
Net income	–	–	–	31,147	–	31,147
Share-based compensation	146	2	2,894	–	–	2,896
Exercise of stock options	7	–	172	–	–	172
Cash dividends of $0.60 per share of common stock	–	–	–	(24,860)	–	(24,860)
Repurchases of common stock at cost	(217)	–	–	–	(4,167)	(4,167)
Balance, December 31, 2014	41,340	456	252,571	688,285	(93,530)	847,782
Net loss	–	–	–	(34,363)	–	(34,363)
Share-based compensation, net of windfall tax benefits adjustment (Note 11)	144	1	1,845	–	–	1,846
Exercise of stock options	56	1	878	–	–	879
Cash dividends of $0.60 per share of common stock	–	–	–	(24,807)	–	(24,807)
Repurchases of common stock at cost	(305)	–	–	–	(6,497)	(6,497)
Balance, December 31, 2015	41,235	458	255,294	629,115	(100,027)	784,840
Net income	–	–	–	39,545	–	39,545
Share-based compensation, and windfall tax benefits adjustment (Note 11)	162	1	3,404	407	–	3,812
Exercise of stock options	11	–	182	–	–	182
Cash dividends of $0.60 per share of common stock	–	–	–	(24,759)	–	(24,759)
Repurchases of common stock at cost	(310)	–	–	–	(5,837)	(5,837)
Balance, December 31, 2016	41,098	$459	$258,880	$644,308	$(105,864)	$797,783

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31: (In thousands)	2016	2015	2014

Cash Flows from Operating Activities:
Net income (loss)	$39,545	$(34,363)	$31,147
Loss (income) from discontinued operation	–	13	(5,710)
Cash (used) provided by activities of discontinued operation	–	(13)	5,710
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of other intangible assets and goodwill	–	98,868	–
(Gain) loss on disposals of property and equipment and other assets and insurance recovery	(1,353)	653	(2,205)
Deferred loan cost amortization	1,520	1,676	2,014
Interest expense accretion of debt discount and premium, net	–	(117)	(672)
Depreciation and amortization	54,368	61,964	78,426
Amortization of deferred income	(944)	(2,458)	(2,345)
Deferred income tax provision	19,543	(12,516)	15,201
Share-based compensation	3,405	3,383	2,610
Changes in operating assets and liabilities:
Accounts receivable	10,256	(5,314)	(741)
Prepaid, refundable and accrued income taxes	1,543	(214)	585
Inventories	499	(361)	255
Prepaid expenses	335	19	(287)
Accounts payable	242	1,735	(1,433)
Deferred race event and other income	(12,800)	3,405	(2,843)
Accrued interest	20	(2,764)	11
Accrued expenses and other liabilities	(2,316)	1,817	3,224
Deferred income	138	1,042	331
Other assets and liabilities	(228)	(15)	1,388
Net Cash Provided By Operating Activities	113,773	116,440	124,666

Cash Flows from Financing Activities:
Borrowings under long-term debt	–	251,383	150,000
Principal payments on long-term debt	(54,177)	(331,500)	(211,500)
Payments of debt refinancing, issuance and amendment costs	–	(3,975)	(1,608)
Exercise of common stock options	182	879	131
Dividend payments on common stock	(24,759)	(24,807)	(24,860)
Repurchases of common stock	(5,837)	(6,497)	(4,167)
Net Cash Used By Financing Activities	(84,591)	(114,517)	(92,004)

Cash Flows from Investing Activities:
Payments for capital expenditures	(34,635)	(30,733)	(22,036)
Proceeds from sales of property and equipment and insurance recovery	2,542	136	1,263
Repayment of notes and other receivables	243	638	814
Net Cash Used By Investing Activities	(31,850)	(29,959)	(19,959)
Net (Decrease) Increase In Cash and Cash Equivalents	(2,668)	(28,036)	12,703
Cash and Cash Equivalents at Beginning of Year	82,010	110,046	97,343
Cash and Cash Equivalents at End of Year	$79,342	$82,010	$110,046

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$13,322	$19,982	$21,760
Cash paid for income taxes	867	1,015	557
Supplemental Non-cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	1,284	(930)	2,115
Increase in deferred income for exchange of property and equipment	–	250	250

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

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

Description of Business – We are a promoter, marketer and sponsor of motorsports activities in the United States. We principally own and operate the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway, and Texas Motor Speedway. We also provide event and non-event souvenir merchandising and distribution services, and food, beverage and hospitality catering services under an outside management contract through our SMI Properties subsidiaries; provide radio programming, production and distribution through PRN and RCU; manufacture and distribute smaller-scale, modified racing cars and parts through Legend Cars, and sell an environmentally-friendly micro-lubricant ® through Oil-Chem.

In early 2017, the NASCAR Sprint Cup Series became the Monster Energy NASCAR Cup Series and that naming convention is used throughout this document.

Discontinued Oil and Gas Activities – In 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. We have no remaining involvement or ownership interest, and there are no assets, liabilities, revenues or expenses (other than as described below), associated with the discontinued operation for any period presented herein. All note disclosures pertain to continuing operations unless otherwise indicated. We incurred insignificant legal fees and other costs in 2014 and 2015 associated with efforts to recover previously reserved receivables. In 2014, we recovered approximately $6.0 million of previously reserved receivables through favorable settlements. There were no associated income tax benefits reflected in discontinued operations for any period presented (see Note 8).

Racing Events – As further described in Note 2, we derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. In 2016, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association, one Automobile Racing Club of America and three World of Outlaws racing events. In 2015, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO events. In 2014, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held seven NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

The Battle at Bristol – In 2016, BMS hosted two collegiate football games, one of which (the “Battle at Bristol”, including a large preceding concert) was substantially larger than the other due to team standings and public interest. Under the same accounting policy for our racing events described below, we previously deferred advance revenues and direct expenses pertaining to these events in current “deferred race event and other income, net”, all of which were recognized when held in 2016. These events had a material positive effect on our 2016 operating results, and associated revenues and direct expenses have been reflected in “other operating revenue” and “other direct operating expense” in our Consolidated Statements of Operations, and in our “all other” reporting segment (see Note 13). Management believes reporting these results separate from our core business of motorsports operations is appropriate as we do not have additional football games scheduled at this time (nor have any been held before), and these results are not indicative of future results that can be expected or forecast.

The more significant racing schedule changes during the last three years include:

•

Our 2016 race season experienced an unusually high number of event weekends with significant poor weather. For example, 8 events held during our 13 NASCAR Cup weekends were negatively impacted by poor weather.

•

In 2016, poor weather resulted in: (i) postponing and rescheduling one Monster Energy NASCAR Cup race held at BMS, (ii) starting and completing the NASCAR All-Star race and next day rescheduling of one NASCAR Camping World Truck Series race held at CMS, (iii) delaying the start of the Monster Energy NASCAR Cup race held at LVMS, and (iv) delays in starting or completing or shortening two Monster Energy NASCAR Cup races held at TMS

•	In 2016, Hurricane Matthew resulted in postponing and rescheduling one Monster Energy NASCAR Cup and one Xfinity Series race held at CMS
•

In 2016, poor weather resulted in cancellation of a portion of one major NHRA weekend racing event held at CMS, and delays in starting and completing one IndyCar race held at TMS, which was rescheduled from the second quarter 2016 to the third quarter 2016 (see

Note 2)

•	TMS held one Red Bull Air Race in 2015 and 2014 that was not held in 2016
•	In 2015, poor weather resulted in delays in starting and completing one Monster Energy NASCAR Cup race at AMS and BMS, and postponing and rescheduling one Monster Energy NASCAR Cup race held at CMS
•	In 2014, poor weather resulted in delays in starting and completing one Monster Energy NASCAR Cup race held at BMS and postponing and rescheduling one Monster Energy NASCAR Cup race held at TMS
•	AMS held one NASCAR Camping World Truck Series race in 2016 and 2015 that was not held in 2014

2018 Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series Race Date Realignments to Las Vegas Motor Speedway – We recently obtained approval from NASCAR to realign one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Classification – We classify our revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorships, luxury suite rentals, souvenir sales, commissions from food and beverage sales, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. “Other operating revenue” includes non-event merchandising revenues and Legend Cars and parts sales, The Speedway Club at CMS and The Speedway Club at TMS (together the “Speedway Clubs”) revenues, Oil-Chem revenues, TMS oil and gas mineral rights lease and related revenues, industrial park and office tower rentals, and for 2016 also includes revenues associated with the “Battle at Bristol” as further described in Note 1.

We classify our expenses to include direct expense of events, NASCAR event management (formerly purse and sanction) fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, outside event support services, cost of driving school revenues, and event settlement payments to non-NASCAR sanctioning bodies. “NASCAR event management fees” includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of certain SMI Properties and subsidiaries, Legend Cars, Speedway Clubs, Oil-Chem, industrial park and office tower rental revenues, and for 2016 also includes expenses associated with the “Battle at Bristol” as further described in Note 1.

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

An IndyCar race scheduled at TMS in the second quarter 2016 was postponed due to poor weather, rescheduled for the next day and started and stopped due to poor weather, and rescheduled again and held in the third quarter 2016. The Company has offered to honor unused tickets through exchange for race tickets to TMS’s upcoming Monster Energy NASCAR Cup race in April 2017 or IndyCar race in June 2017. The exchange offer expires in June 2017, and cash refunds were not offered. We are presently unable to determine the ultimate number of tickets or which race events or future reporting periods that may be affected by ticket exchanges or redemption. As of December 31, 2016, we have deferred race event income of $524,000 for unredeemed tickets associated with TMS’s 2016 IndyCar race. Management believes the matter will not materially affect our future financial condition, results of operations or cash flows.

NASCAR Broadcasting Revenues and NASCAR Event Management (formerly Purse and Sanction) Fees – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR-sanctioned Monster Energy Cup, Xfinity and Camping World Truck Series racing events. We receive television broadcasting revenues under contractual sanction agreements for each NASCAR-sanctioned race. The Company periodically negotiates its sanction fees for individual races with NASCAR. In 2015, SMI entered into separate five-year Event Management Agreements with NASCAR, under which our speedways will conduct Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series and the All-Star Race events beginning in 2016 and through 2020. These agreements are substantially similar in form, substance and relative allocation of broadcast rights revenue to previous sanction agreements between SMI and NASCAR, except agreement duration increased from one to five years and annual increases in broadcast rights revenue and event management fees of three to four percent annually over the new five-year agreement term were established. Under the sanction agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. NASCAR also retains 25% of gross broadcasting revenues for purses awarded to race participants for each race. The remainder represents additional annually negotiated event management fees paid to NASCAR by the Company for each race. These amounts retained by and paid to NASCAR are reflected in NASCAR event management fee expense.

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

Certain marketing agreements contain elements of purchased property and equipment exchanged for multi-year marketing and other promotional activities at one or more of our facilities. The associated assets and deferred revenue are initially recorded based on their estimated fair or retail values, with assets then depreciated over estimated useful lives and deferred revenue recognized into income on a straight-line basis as events are conducted each year in accordance with the respective agreement terms. Deferred revenues recognizable in each upcoming fiscal year are reflected as current liabilities in deferred race event and other income.

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

Non-Event Souvenir Merchandise and Other Revenues – We recognize revenue when products are shipped, title transfers to customers, right of return or cancellation provisions expire, sales prices are final and collection is probable. We use these same methods and timing of revenue recognition for products sold through e-commerce or our websites, which has not been significant. For products sold on consignment through various promotional activities, revenues are recognized upon product shipment by promoters to customers, or purchase by reseller customers, and expiration of any right of return or cancellation provisions. Product sold on consignment with right of return or cancellation provisions has not been significant.

Revenue Composition – Our revenues are comprised of the following (in thousands):

	2016	2015	2014
Admissions	$90,639	$100,694	$100,798
NASCAR broadcasting	224,227	217,469	207,369
Sponsorships and other event related	126,046	132,928	133,071
Souvenir and other merchandise	27,742	31,781	31,058
Other (Note 1)	43,502	13,591	12,013
Total revenue	$512,156	$496,463	$484,309

Revenues described as “other event related” consist principally of commissions from food, beverage and souvenir sales, luxury suite rentals, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Souvenir and other merchandise revenue” consists of SMI Properties and SMI Trackside sales of owned souvenir merchandise during racing and non-racing events and in speedway gift shops (motorsports event related merchandise), certain SMI Properties sales of racing and other sports related souvenir merchandise and Legend Cars operations (non-event motorsports related merchandise), and Oil-Chem product sales (non-motorsports related merchandise). “Other revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, Legend Cars as the sanctioning body for Legend Cars circuit races, and TMS oil and gas mineral rights lease and related revenues, and for 2016 also includes all revenues associated with the “Battle at Bristol”.

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

Before December 31, 2016, cash we collected and temporarily held on behalf of our third-party food and beverage concessionaire, and not remitted until after period end, was presented separately from cash flows from operating activities on the Consolidated Statements of Cash Flows. At December 31, 2016, such amounts are now included in cash flows from operating activities on the Consolidated Statements of Cash Flows. The change decreased cash flow from operations, and the change in accounts payable, $141,000 for 2015 and $612,000 for 2014, which management believes is not significant. There was no impact on the Consolidated Balance Sheets or Statements of Operations.

Accounts Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$1,287	$1,271	$1,273
Bad debt expense	126	605	261
Actual write-offs, net of specific accounts recovered	(235)	(589)	(263)
Balance, end of year	$1,178	$1,287	$1,271

Deferred Financing Costs are amortized into interest expense over the associated debt terms or remaining terms for loan amendment costs. Deferred financing costs reflected in other noncurrent assets below are associated with our revolving Credit Facility, and are reported net of accumulated amortization of $3,167,000 and $2,806,000 at December 31, 2016 and 2015. Deferred financing costs associated with our 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt, and are reported net of accumulated amortization of $7,275,000 and $6,062,000 at December 31, 2016 and 2015. See "Recently Issued Accounting Standards" for related guidance adopted in 2016, and Note 6 for information on 2015 charges associated with previously deferred financing costs.

Other Noncurrent Assets as of December 31, 2016 and 2015 consist of (in thousands):

	2016	2015
Deferred financing costs, net (Note 6)	$1,084	$1,445
Land held for development	12,265	12,265
Other	9,793	9,548
Total	$23,142	$23,258

Noncurrent assets are generally reported at cost except for cash surrender values of life insurance policies which are reported at fair value (see Note 12). Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2016, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

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

When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities when assessing impairment. When management decides to repurpose and remove grandstand seating and suites as part of managing facility capacity or other speedway facility assets, depreciation is accelerated and recorded prospectively over shortened estimated remaining useful lives of the assets, and accounted for as a change in estimate, beginning when management contracts and begins removal. Gains or losses on property and equipment disposals are recognized when disposed. Recording accelerated depreciation, gain or loss on disposal or impairment losses related to property and equipment is based on assessment of the associated facts and circumstances. Also, assets are classified as held for sale when management determines that sale is probable within one year.

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

Impairment Assessment Methodology. We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary a separate reporting unit principally because that is the lowest level for which discrete financial information is available to our managers and chief operating decision maker. No reporting units are aggregated, and no intangible assets are allocated or transferred between reporting units, for purposes of evaluating intangible assets for possible impairment. We evaluate intangible assets for possible impairment based predominately on management’s best estimate of future discounted operating cash flows and profitability attributable to such assets (using the fair value assessment provisions of applicable authoritative guidance). The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Our annual impairment assessment did not consider the possibility that management may realign one or more other Monster Energy NASCAR Cup Series racing events among its speedway facilities, which could result in net higher or improved future projected cash flows. Such information was also compared to available market information for certain motorsports industry peers. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to our common stock from historical and forward-looking perspectives. No weighting of evaluation results was believed necessary. Despite ongoing domestic and global economic and market challenges, management believes there has been no fundamental change in our core motorsports business. Impairment charges and associated operations are included in our "motorsports event related" reportable segment (see Note 13).

2016 Annual Impairment Assessment. Management's latest annual assessment in the second quarter 2016 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units. Management also considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements (we had agreements with NASCAR to annually conduct thirteen Monster Energy Cup, eleven Xfinity and eight Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, substantially exceeds its current market capitalization. Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Among other factors, the latest assessment assumes projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management fees, based on historical and anticipated rates which are supported by recently negotiated multi-year contracts. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment.

Our 2016 annual assessment found the estimated fair value of each reporting unit and each indefinite-lived race-date intangible asset substantially exceeded its associated carrying value except for NHMS and TMS race date agreements. As of December 31, 2016, the carrying values of non-amortizable race date event sanctioning and renewal agreements associated with NHMS and TMS were approximately $199.6 million and $98.8 million. The estimated excess of fair value of identified intangible assets associated with NHMS and TMS, while more than nominal at this time, have heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Management’s assumptions considered the following factors and conditions, the majority of which also contributed to our 2015 impairment charge described below. NHMS was acquired in 2008, largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. The 2016 (and 2015) evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for NHMS and TMS race date intangible assets.

There have since been no other events or circumstances that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of December 31, 2016. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

2015 Impairment of Other Intangible Assets and Goodwill. In 2015, we recorded sizable non-cash impairment charges to reduce the carrying value of non-amortizable race date event sanctioning and renewal agreements associated with NHMS, and goodwill associated with certain event souvenir merchandising activities. These charges resulted from our 2015 annual impairment assessment which found the carrying values for these sanctioning and renewal agreements associated with NHMS exceeded their estimated fair value. The various factors considered in this assessment (described above and not repeated here) resulted in lowering our expectations for forecasted growth rates for certain revenues and profit recovery. As such, a non-cash impairment charge of $96,530,000, before income tax benefits of $34,569,000, was reflected in 2015 to reduce the race date intangible assets to estimated fair value. Our 2015 annual assessment also indicated that goodwill associated with SMI Trackside, which conducts event souvenir merchandising at our and other third-party speedways, was impaired because of potentially unfavorable developments associated with NASCAR’s announced industry changes to the trackside merchandising business model. As such, a non-cash impairment charge of $2,338,000, before income tax benefits of $885,000, was reflected in 2015 to reduce associated goodwill to an estimated fair value of $0.

Deferred Income, Net (noncurrent) as of December 31, 2016 and 2015 consists of (in thousands):

	2016	2015
Preferred seat license fees, net	$2,512	$2,871
Multi-year marketing and other arrangements, and deferred membership income	1,230	1,710
Total	$3,742	$4,581

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

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $17,321,000 in 2016, $16,660,000 in 2015 and $16,833,000 in 2014. There were no deferred direct-response advertising costs at December 31, 2016 or 2015.

Operating Leases – We have various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice, although certain operating equipment leases include multi-year terms. Rent expense for operating leases amounted to $8,730,000 in 2016, $6,233,000 in 2015 and $6,023,000 in 2014. Various office and warehouse facilities leased from an affiliate (see Note 9) are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. We lease various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases, excluding the TMS oil and gas mineral rights lease receipts discussed above, amounted to $5,625,000 in 2016, $5,343,000 in 2015 and $4,927,000 in 2014.

Future annual minimum lease payments (where initial terms are one year or more and assuming renewal through contracted periods), and contracted future annual minimum lease revenues, under operating leases at December 31, 2016 are as follows (in thousands):

	Lease Payments	Lease Revenues
2017	$1,231	$4,983
2018	722	3,848
2019	304	2,560
2020	200	1,078
2021	154	410
Thereafter	505	221
Total	$3,116	$13,100

Other (Income) Expense, Net consists of (in thousands):

	2016	2015	2014
Removal costs for retired assets, and net gain associated with insurance recovery and involuntary conversion of property (2014) (Note 4)	$44	$552	$(2,235)
Net (gain) loss on disposals of property and equipment and other assets	(1,397)	101	30
Other	356	209	(100)
Total	$(997)	$862	$(2,305)

Income Taxes (Note 8) – We recognize deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities. Income taxes are provided using the liability method whereby estimated deferred income taxes, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. Our accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. We assess the need for valuation allowances for deferred tax assets based on the sufficiency of estimated future taxable income and other relevant factors. We report interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Cash Paid for Income Taxes excludes any previous overpayments the Company may have elected to apply to income tax liabilities. The Company has no undistributed foreign earnings or cash or cash equivalents held outside of the US.

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

TMS Mineral Rights Lease Receipts – TMS, in conjunction with the Fort Worth Sports Authority, has a natural gas mineral rights lease agreement and a joint exploration agreement which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain prices levels are met. Under the lease agreement, TMS received and recognized royalty payments of $2,139,000 in 2016, $4,265,000 in 2015 and $3,208,000 in 2014.

An initial lease agreement was extended and natural gas extraction commenced in 2014, entitling TMS to stipulated stand-alone and shared royalties. The lessee expanded production capacity in 2014, including an increased number of extraction wells. Such revenues have declined from associated market declines and volatility in natural gas price levels. At this time, while extraction activities continue, no new wells are being explored, and management is unable to determine ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline, remain steady, or adequate. The agreements stipulate the sharing of production revenues, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. There are no stipulated annual or specific period spending requirements, and TMS will continue to receive royalties, and is not obligated to return or refund such royalties, should infrastructure spending not exceed amounts received. TMS infrastructure spending has historically exceeded royalties received each year and on a cumulative basis, which management believes will continue throughout the remaining terms of the agreements. Any future production revenues or royalties are subject to production levels and market prices that can deteriorate or fluctuate significantly and rapidly, as well as other factors outside of TMS’s control. As such, management is unable to determine the amounts, if any, or timing of possible future royalty payments to TMS or obligated spending on infrastructure by TMS. However, at this time, management believes 2017 revenues will not differ significantly from 2016, and that our infrastructure spending will continue to exceed anticipated future royalties. As of December 31, 2016 and 2015, there were no receivables (not since collected) or deferred income associated with the expired or extended agreements.

Taxes Collected from Customers – We report sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis amounted to $7,642,000 in 2016, $6,024,000 in 2015 and $5,340,000 in 2014.

Fair Value of Financial Instruments – We follow applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes receivable and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt bears interest approximating market rates or where non-interest bearing is discounted based on estimated current cost of borrowings; therefore, carrying values approximate market value. There have been no changes or transfers between category levels or classes. The following table presents estimated fair values and categorization levels of our financial instruments as of December 31, 2016 and 2015 (in thousands):

			2016		2015
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$79,342	$79,342	$82,010	$82,010
Notes receivable	2	NR	1,143	1,143	1,303	1,303
Cash surrender values	2	NR	8,919	8,919	8,551	8,551

Liabilities (principal)
Floating rate revolving Credit Facility, including Term Loan	2	NR	66,000	66,000	120,000	120,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	202,500	200,000	199,000
Other long-term debt	2	NR	1,206	1,206	1,383	1,383

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606): Section A - Summary and Amendments That Create Revenue from Contracts with Customers and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40)" which enhances comparability and clarifies principles of revenue recognition arising from contracts with customers that supersedes most current revenue recognition guidance. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services, and expands required financial statement disclosures regarding revenue recognition. The FASB has recently issued several amendments to the new standard, including Update No. 2016-08 "Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations" clarifying implementation guidance for those considerations in Update No. 2014-09, and Update No. 2016-10 "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing" amending the guidance in Update No. 2014-09 related to those items. The FASB issued Update No. 2015-14 approving deferral of Update No. 2014-09 for one year, with such guidance now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance may be applied retrospectively to each prior period presented or retrospectively with cumulative effects recognized as of the date of adoption. The Company plans to adopt this new guidance in the first quarter 2018. The Company has begun preliminary evaluation of the potential impact that adoption may have on its financial statements, as well as expected method of adoption, including associated accounting policies, processes, and system requirements to enable timely and accurate reporting.

The FASB issued Accounting Standards Update No. 2015-03 "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the associated carrying amount, similar to debt discounts. In August 2015, the FASB issued Update No. 2015-15 “Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which provides guidance on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and indicating the SEC staff would not object to entities deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over line-of-credit arrangement terms even if there are no outstanding borrowings. The Company adopted this guidance as a change in accounting principle as stipulated, chose to continue amortizing deferred debt issuance costs ratably over line-of-credit arrangement terms, and has applied the guidance retrospectively to its financial statements and note disclosures for all periods presented (see Note 6). Deferred financing costs associated with the Company's revolving Credit Facility are reported in other noncurrent assets, and those associated with the 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt. Retroactive application resulted in reclassifying deferred financing costs of $6,364,000, net of accumulated amortization of $6,062,000, from other non-current assets to a reduction in long-term debt as of December 31, 2015. Adoption had no impact on the Company's operating results or cash flows.

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

The FASB issued Accounting Standards Update No. 2016-02 “Leases (Subtopic 842)” which replaces all current US GAAP guidance on this topic, and requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. Lessees will need to recognize on their balance sheets right-of-use assets and lease liabilities for the majority of their leases (other than leases meeting the definition of a short-term lease). Right-of-use assets will be measured at lease liability amounts, adjusted for lease prepayments, lease incentives received and lessee’s initial direct costs. Lease liabilities will equal the present value of lease payments. Assets will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases may typically result in straight-line expense, while finance leases similar to front-loaded expense pattern. Classification will be based on criteria largely similar to those applied in current lease accounting. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be applied using the modified retrospective approach for all leases existing as of the effective date, requires application at the beginning of the earliest comparative period presented, and provides for certain practical expedients. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

The FASB issued Accounting Standards Update No. 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were reflected in equity when awards vested or were settled. The new guidance requires prospective recognition of excess tax benefits and deficiencies in income tax expense, among other things. Also in recording share-based compensation cost, the guidance allows entities to elect whether they will include an estimate of awards expected to be forfeited or account for forfeitures as they occur. The Company elected to include an estimate of forfeitures in computing its share-based compensation cost, which is consistent with its treatment under previous guidance. The new guidance is effective for years beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt this new guidance early as of January 1, 2016, and applied it prospectively to its financial statements and note disclosures (see Note 11). Adoption had an insignificant impact on the Company's financial statements.

The FASB issued Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 23) - Classification of Certain Cash Receipts and Cash Payments” which provides specific guidance on eight cash flow classification issues. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, and any amendments must be adopted in the same period. At this time, the Company believes adoption will have no significant impact on its financial statements, and plans to apply this guidance to future classifications when applicable.

The FASB issued Accounting Standards Update No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 (measuring goodwill impairment loss by comparing implied fair value of a reporting unit’s goodwill to the carrying amount of that goodwill) from the impairment test. Under this update, entities should perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The same impairment assessment applies to all reporting units, and entities still have the option to perform qualitative assessment for a reporting unit to determine if quantitative impairment testing is necessary. This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The Company is to adopt this guidance for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact that adoption may have on its impairment testing and financial statements.

3.	INVENTORIES

Inventory costs consist of: (i) souvenirs and apparel, 5/8-scale and similar small-scale finished race cars and parts and accessories determined on a first-in, first-out basis; and (ii) micro-lubricant ® product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2016 and 2015 consist of (in thousands):

	2016	2015
Finished race cars, parts and accessories	$5,263	$5,542
Souvenirs and apparel	2,131	2,550
Micro-lubricant ® and other	818	619
Total	$8,212	$8,711

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of lower of cost or market value provisions summarized as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$2,756	$4,407	$4,083
Current year provision	1,024	310	711
Current year sales and write-offs	(704)	(1,961)	(387)
Balance, end of year	$3,076	$2,756	$4,407

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and 2015 is summarized as follows (dollars in thousands):

	Estimated Useful Lives			2016	2015
Land and land improvements	5	-	25	$465,194	$464,057
Racetracks and grandstands	5	-	45	738,302	722,939
Buildings and luxury suites	5	-	40	468,627	454,762
Machinery and equipment	3	-	20	46,285	45,192
Furniture and fixtures	5	-	20	46,973	38,025
Autos and trucks	3	-	10	13,292	13,073
Construction in progress				1,465	8,456
Total				1,780,138	1,746,504
Less accumulated depreciation				(779,908)	(726,854)
Net				$1,000,230	$1,019,650

Other Information – From time to time, we may remove or reduce certain low demand seating areas or suites for managing facility capacity, offering wider seating and improved sight lines or other marketing or alternative development purposes such as premium hospitality, RV camping and advertising areas. In 2015, we recorded non-cash, pre-tax charges for accelerated depreciation aggregating $9,111,000 associated with removal of certain low demand seating at CMS and LVMS, retired leaderboard assets at certain speedways, and a decline in estimated fair value of certain real property. In 2014, we recorded non-cash, pre-tax charges for accelerated depreciation aggregating $25,118,000 associated with removal of certain low demand seating and suites at AMS, CMS and NHMS, and certain damaged speedway assets. In 2016, we recorded pre-tax accelerated depreciation of $313,000 associated with removal of certain TMS assets. Costs of removal are included in Other Expense, Net (see Note 2).These charges are included in our "motorsports event related" reporting segment (see Note 13).

Depreciation expense amounted to $54,344,000 in 2016, $61,933,000 in 2015 and $78,375,000 in 2014. As of December 31, 2016, we had no significant contractual obligations for capital expenditures. In 2014, we reflected a gain from involuntary conversion of certain TMS property, increasing property and equipment and other income, net by approximately $985,000.

5. OTHER INTANGIBLE ASSETS AND GOODWILL

The composition and accounting for intangible assets are further described in Note 2. As of December 31, 2016 and 2015, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2016			2015
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$298,383	–	$298,383	$298,383	–	$298,383	–
Amortizable race event sanctioning and renewal agreements	100	$(100)	–	100	$(89)	11	5
Total	$298,483	$(100)	$298,383	$298,483	$(89)	$298,394

 Changes in the gross carrying value of other intangible assets and goodwill are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2016	2015	2016	2015
Balance, beginning of year	$298,483	$395,013	$47,342	$49,680
Increase from acquisitions	–	–	–	–
Decrease from impairment charges (Note 2)	–	(96,530)	–	(2,338)
Balance, end of year	$298,483	$298,483	$47,342	$47,342

The 2015 decreases reflect impairment charges to reduce other intangible assets associated with NHMS, and goodwill associated with certain event souvenir merchandising, to estimated fair value. The carrying amounts for goodwill and other intangible assets include accumulated impairments of $148.6 million and $99.9 million at December 31, 2016 and 2015. Amortization expense on other intangible assets amounted to $11,000 in 2016, $17,000 in 2015 and $14,000 in 2014. Estimated annual amortization expense for each of the next five years is not significant.

6.	LONG-TERM DEBT

Long-term debt at December 31, 2016 and 2015 consists of (in thousands):

	2016	2015
Credit Facility, all Term Loan	$66,000	$120,000
2023 Senior Notes	200,000	200,000
Other notes payable	1,206	1,383
Total	267,206	321,383
Less current maturities	(7,657)	(7,677)
Less deferred financing costs, net of accumulated amortization (Note 2)	(5,151)	(6,364)
Long-term debt, excluding current maturities	$254,398	$307,342

Annual principal maturities of long-term debt at December 31, 2016 are as follows (in thousands):

2017	$7,657
2018	7,662
2019	51,167
2020	172
2021	177
Thereafter	200,371
Total	$267,206

Bank Credit Facility – Our Credit Facility, as amended in December 2014, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn in December 2014) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn in March 2015 and repaid in the second quarter 2015) (the Term Loan or Term Loans); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis ($7,500,000 for fiscal 2017).

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

In 2016, we repaid Term Loan borrowings of $54,000,000. In 2015, we borrowed $50,000,000 under the Term Loan (for partial funding of the 2019 Senior Notes redemption as further described below), and repaid Term Loan borrowings of $80,000,000. In 2014, we repaid $210,000,000 and borrowed $150,000,000 under the Term Loan (including $150,000,000 repayment and borrowing in amending the Credit Facility), for a net repayment of $60,000,000. At December 31, 2016 and 2015, outstanding borrowings under the Credit Facility were $66,000,000 and $120,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $605,000 and $845,000. As of December 31, 2016, we had availability for borrowing up to an additional $99,395,000, including up to an additional $49,395,000 in letters of credit, under the revolving Credit Facility, and $50,000,000 under the delayed draw term loan provision.

2023 Senior Notes – We completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200,000,000 in January 2015 (the 2023 Senior Notes). The 2023 Senior Notes were issued at par, and net proceeds after commissions and fees of approximately $196,816,000 were used to fund a portion of the March 2015 redemption of 2019 Senior Notes as described below. We completed an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1. These 2023 Senior Notes contain various specified redemption and change of control provisions. The 2023 Senior Notes rank equally in right of payment with all other Company existing and future unsubordinated debt, are senior in right of payment to any future subordinated debt and are effectively subordinated to all existing and future secured debt, including the Credit Facility. The Indenture governing the 2023 Senior Notes permits dividend payments each year of up to approximately $0.80 per share of common stock, increasable subject to meeting certain financial covenants. The 2023 Senior Notes contain specific requirements and restrictive financial covenants and limitations, redemption and change of control provisions and premiums, guarantees and cross-default provisions.

2015 Early Redemption of 2019 Senior Notes – We redeemed all outstanding 6.75% Senior Notes due in 2019 in aggregate principal of $250,000,000 (the 2019 Senior Notes) at 103.375% of par plus accrued interest in March 2015. The 2019 Senior Notes were scheduled to mature in February 2019. We used net proceeds of the 2023 Senior Notes, $50,000,000 of delayed draw Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption, including redemption premium and transaction costs. We recognized a 2015 charge to earnings of $8,372,000, before income taxes of $3,106,000, for associated redemption premium, unamortized net deferred loan costs and transaction costs of $3,134,000, net of issuance premium of $3,200,000.

Other Notes Payable – At December 31, 2016 and 2015, long-term debt includes a 3% interest bearing debt obligation of $1,206,000 and $1,383,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limitations on capital expenditures, speedway or other acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The Credit Facility and 2023 Senior Notes Indenture also contain cross-default provisions. We were in compliance with all applicable financial covenants under these debt agreements as of December 31, 2016.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2016	2015	2014
Gross interest costs	$13,818	$17,469	$22,092
Less capitalized interest costs	(476)	(251)	(321)
Interest expense	13,342	17,218	21,771
Interest income	(194)	(407)	(534)
Interest expense, net	$13,148	$16,811	$21,237
Weighted average interest rate on Credit Facility borrowings	1.9%	1.9%	2.1%

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

Preferred Stock – At December 31, 2016, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by our Board of Directors. No preferred shares were issued or outstanding at December 31, 2016 or 2015.

Per Share Data – The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	2016	2015	2014
Income (loss) from continuing operations applicable to common stockholders and assumed conversions	$39,545	$(34,350)	$25,437
Weighted average common shares outstanding	41,152	41,284	41,377
Dilution effect of assumed conversions, common stock equivalents – stock awards	15	28	23
Weighted average common shares outstanding and assumed conversions	41,167	41,312	41,400

Basic earnings (loss) per share	$0.96	$(0.83)	$0.61
Diluted earnings (loss) per share	$0.96	$(0.83)	$0.61
Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	120	174	531

Declaration of Cash Dividends – Our Board of Directors approved aggregate dividends on common stock as follows (in thousands except per share amounts):

	2016	2015	2014
Cash dividends paid	$24,759	$24,807	$24,860
Dividends per common share	$0.60	$0.60	$0.60

Quarterly dividends were declared in each period and all declaration, record and payment dates were in the same fiscal periods. See Note 6 for annual limitations on dividend payments under our debt agreements. On February 15, 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 17, 2017 to shareholders of record as of March 1, 2017. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

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

We repurchased 252,000, 252,000 and 172,000 shares of common stock for $4,667,000 in 2016, $5,375,000 in 2015 and $3,236,000 in 2014, respectively. As of December 31, 2016, we could repurchase up to an additional 442,000 shares under the current authorization. In 2016 and 2015, we repurchased approximately 58,000 and 53,000 shares of common stock for $1,169,000 and $1,122,000 from management employees to settle income taxes on 136,000 and 125,000 restricted shares that vested during the period, respectively. As of and through December 31, 2016 and 2015, treasury stock includes 272,000 and 215,000 shares of common stock delivered to the Company for such purposes.

8.	INCOME TAXES

Components of the provision (benefit) for income taxes are as follows (in thousands):

	2016	2015	2014
Current:
Federal	$12,630	$11,710	$226
State	262	606	(102)
	12,892	12,316	124
Deferred:
Federal	8,604	(26,440)	13,357
State	155	2,245	2,308
	8,759	(24,195)	15,665
Total	$21,651	$(11,879)	$15,789

The reconciliation of statutory federal and effective income tax rates is as follows:

	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	1.8	3.4	4.4
Change in valuation allowances	0.6	22.6	(4.9)
Change in uncertain tax positions, including income tax liabilities for settlements with taxing authorities	(0.2)	(24.4)	(1.2)
Change in state tax rates	(0.9)	(7.6)	4.5
Other, net	(0.9)	(3.3)	0.5
Total	35.4%	25.7%	38.3%

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2016	2015
Deferred tax liabilities:
Property and equipment	$232,565	$233,855
Goodwill and other intangible assets	107,927	107,653
Expenses deducted for tax purposes and other	2,866	3,661
Subtotal	343,358	345,169
Deferred tax assets:
Income previously recognized for tax purposes	(4,658)	(418)
Stock option and other deferred compensation expense	(3,581)	(3,770)
PSL and other deferred income recognized for tax purposes	(1,072)	(1,272)
State and federal net operating loss carryforwards	(6,397)	(20,085)
Subtotal	(15,708)	(25,545)
Less: valuation allowance	1,748	1,422
Net deferred tax assets	(13,960)	(24,123)
Total net deferred tax liabilities	$329,398	$321,046

Effective Tax Rate Comparison for 2014 through 2016 – The Company’s effective income tax rate for 2016 was 35.4%, for 2015 was 25.7% and for 2014 was 38.3%. Our 2016 effective tax rate reflects non-recurring tax benefits of $546,000 resulting from certain state income tax law changes. Our 2015 tax rate reflects reductions of valuation allowances on deferred tax assets associated with our discontinued operation. This reduction was largely offset by an increase in tax reserves for deferred tax assets, resulting in a net tax impact of $1.3 million associated with the discontinued operation (see Note 1). Our 2015 tax rate also reflects lower effective state income tax rates, adjustments associated with the 2015 intangible asset and goodwill impairment charges and certain deferred tax assets, and a non-recurring tax benefit of $610,000 resulting from certain state income tax law changes enacted in 2015. Our 2014 provision for income taxes reflects elimination of previously recorded income tax expense of $2.3 million associated with the $6.0 million favorable settlement for our discontinued operation. Such income tax was previously reflected in continuing operations under applicable authoritative guidance. Our 2014 tax rate also reflects the positive impact of net decreases in uncertain tax position liabilities of prior years and lower effective state income tax rates.

At December 31, 2016, the Company has approximately $217,827,000 of state net operating loss carryforwards expiring in 2017 through 2036. At December 31, 2016 and 2015, valuation allowances of $1,748,000 and $1,422,000 have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not for certain deferred tax assets and state net operating loss carryforwards. The valuation allowances for deferred tax assets increased by $326,000 in 2016, decreased by $10,771,000 in 2015, and decreased by $2,000,000 in 2014.

Income Tax Benefit From Equity Interest Abandonment – On January 31, 2014, the Company abandoned its interest and rights in Motorsports Authentics (former 50% owned, non-controlling interest, merchandising equity investment joint venture) (MA) to focus management resources in areas that may be profitable and more productive. The Company’s carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. The Company recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, the Company recognized a material income tax benefit of $48.1 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance, and recognized tax losses reported on its 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law for full utilization of these tax losses.  The Company has reduced income taxes payable by amounts approximating that tax benefit through December 31, 2016 by utilization of deferred income tax assets, including net operating losses, related to abandonment.

The Company believes it is more likely than not that its filing position would be sustained based on its technical merits upon examination with taxing authorities that have full knowledge of all relevant information. The Company reached this conclusion based on the use of outside legal counsel and other tax consultants and the potential to utilize tax losses. Under applicable accounting guidance, tax positions are measured at the largest amount of benefit that is greater than 50 percent likely (or more likely than not) of being ultimately realized. As such, the full tax benefit was recognized because the Company believes that partial sustaining of its tax position by taxing authorities would be an unlikely outcome given the nature of the position. The Company believes it will fully utilize the associated tax losses. Should the Company’s tax position not be fully sustained upon examination, reestablishment of material income tax liabilities and acceleration of cash income taxes payable could occur. Any differences between the final tax outcome and amounts recorded would affect the Company’s income tax provision in the period in which such determination was made.

Other Income Tax Benefits – As reflected above, applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Because no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $12,006,000 and $12,280,000 at December 31, 2016 and 2015, $11,746,000 of which relates to the Company’s discontinued operation. Of those amounts, $11,794,000 and $499,000 is included in noncurrent other liabilities, all of which would favorably impact the Company’s effective tax rate if recognized, and $212,000 and $11,781,000 is included in deferred tax liabilities, at December 31, 2016 and 2015, respectively. The reclassification of amounts from deferred tax liabilities at December 31, 2015 to noncurrent other liabilities at December 31, 2016 is due to current period utilization of net operating loss carryforwards that were previously available to offset any unfavorable adjustments related to the Company’s discontinued operation. As of December 31, 2016 and 2015, management believes $260,000 and $239,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with uncertain tax positions amounted to $61,000 in 2016, $15,000 in 2015 and $8,000 in 2014, and derecognized amounts were $90,000 in 2016, $174,000 in 2015 and $524,000 in 2014. As of December 31, 2016 and 2015, the Company had $140,000 and $169,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2008, and 2012 through 2016, by the California Franchise Tax Board, 2013 through 2016 by the Internal Revenue Service, and 2013 through 2016 by most, and 2012 through 2016 by other, state taxing jurisdictions to which the Company is subject. The Company’s 2014 federal income tax return is under examination by the Internal Revenue Service, which began in July 2016.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three years ended December 31, 2016 is as follows (in thousands):

	2016	2015	2014
Beginning of period	$12,280	$885	$1,004
Increases (decreases) for tax positions of current year	–	11,781	–
Increases for tax positions of prior years	–	–	–
Decreases for tax positions of prior years	(274)	(386)	(119)
Reductions for lapse of applicable statute of limitations	–	–	–
Increases (decreases) for settlements with taxing authorities	–	–	–
End of period	$12,006	$12,280	$885

9.	RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, share various expenses in the ordinary course of business under a shared services agreement. We incurred expenses under the shared services agreement of $930,000 in 2016 and $452,000 in 2015. No amounts were due from or payable to Sonic Financial at December 31, 2016 and 2015. Before July 30, 2002, we made loans to, and paid certain expenses on behalf of, Sonic Financial for various corporate purposes. In December 2014, we used $2,594,000 owed to Sonic Financial (for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996) to settle and repay amounts due from Sonic Financial. Excluding the 2014 repayment and settlement, amounts due were reduced by shared expenses, net of accrued interest, of $700,000 in 2014.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $721,000 in 2016, $698,000 in 2015 and $661,000 in 2014. Amounts owed to these affiliated companies at December 31, 2016 and 2015 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which our Executive Chairman is a controlling stockholder, for an aggregate of approximately $162,000 in 2016, $120,000 in 2015 and $268,000 in 2014. Vehicles sold to SAI in 2016, 2015 or 2014 were not significant. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling approximately $937,000 in 2016, $913,000 in 2015 and $908,000 in 2014. At December 31, 2016 and 2015, $84,000 and $85,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $2,054,000 in 2016, $2,131,000 in 2015 and $2,086,000 in 2014. At December 31, 2016 and 2015, $194,000 and $158,000 was due from SAI and is reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during our events. As further described in Note 8, the Company abandoned its interest in MA on January 31, 2014, after which MA is no longer a related party. For the one month ended January 31, 2014, merchandise purchases approximated $234,000 and merchandise sales and event related commissions approximated $60,000.

The foregoing related party balances as of December 31, 2016 and 2015, and transactions for the three years ended December 31, 2016 are summarized below (in thousands):

	December 31, 2016	December 31, 2015
Accounts receivable	$278	$243

	2016	2015	2014
Merchandise and vehicle purchases	$162	$120	$502
Shared services expense, net of accrued interest	930	452	700
Merchandise and vehicle sales and event related commissions	2,991	3,044	3,054
Rent expense	721	698	661

10.	LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, we are party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows.

11.	STOCK COMPENSATION PLANS

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

The 2013 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types, purchase prices, and amounts of awards granted and amend the terms, restrictions and conditions of awards. Factors considered, among others, include achievement of financial, business and performance objectives, the occurrence of specific events, time periods of continued service or other time-based restrictions. Under the 2013 Plan, 3,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2013 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options or SARs aggregating more than 300,000 shares of common stock during any calendar year; (iii) in the case of awards other than options or SARs that are intended to be “performance-based compensation”, no individual may be granted an aggregate of more than 100,000 shares of common stock during any calendar year; and (iv) with respect to any cash-based stock award that is intended to be a performance award, the maximum cash payment that may be paid during any one calendar year to an individual is $10,000,000. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. At December 31, 2016, approximately 3,010,000 shares were available for future grant.

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

The Compensation Committee of our Board of Directors approved grants of 35,000 restricted stock units to our Chief Executive Officer and President (former Chief Operating Officer until February 2015) and 35,000 shares of restricted stock to our Vice Chairman and Chief Financial Officer in 2016. Both grants are under the 2013 Plan, are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. In 2016, 32,242 shares of both performance-based restricted stock and restricted stock units vested, and 2,227 restricted stock shares and 6,363 restricted stock units were forfeited. Forfeitures in any given year result from differences between our actual results for the previous year as compared to the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. As of December 31, 2016, 67,667 restricted stock shares and 128,531 restricted stock units (both performance-based) were outstanding.

In 2016, we also granted to non-executive management employees 80,700 shares of restricted stock that vest in equal installments over three years, and repurchased 26,976 shares of common stock from such employees for $581,000 related to settlement of income taxes on 71,566 shares that vested under the 2004 Plan and the 2013 Plan. In 2016, we also repurchased 30,944 shares of common stock for $588,000 from executive management employees to settle income taxes on 64,484 performance-based shares that vested under the 2004 Plan and the 2013 Plan. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

In February 2017, our Board of Directors adopted an amended and restated 2013 Stock Incentive Plan subject to stockholder approval at the 2017 Annual Meeting. We are not seeking an increase in the number of shares reserved for issuance or in any of the award limits under the 2013 Stock Incentive Plan at this time. The primary changes reflected in the amended and restated 2013 Stock Incentive Plan include: (a) additions to the permissible criteria upon which performance goals for performance-based compensation can be based, including various cash flow and profit measures and objective measures of personal targets, goals or completion of projects; and (b) revisions and additions to the types of items and events that may be used for adjustments in determining whether an objective performance goal for performance-based compensation has been met. The amendment and restatement also includes additional changes in connection with updates to relevant accounting rules and other minor revisions.

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

Under the 2008 Formula Plan, 250,000 shares of SMI’s common stock are reserved for issuance and awards are in the form of restricted stock. On the first business day following each annual meeting, each standing non-employee director receives a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before our next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. In 2016, restricted stock awards granted to non-employee directors totaled 15,976 and 12,816 restricted stock awards vested during the year. All restricted stock awards were granted and vested in accordance with plan provisions. At December 31, 2016, approximately 116,000 shares were available for future grant.

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009 – The 2004 Stock Incentive Plan (the 2004 Plan), which provided equity-based incentives for attracting and retaining key employees, directors and others providing services to the Company, terminated by its terms in February 2014 and no further awards can be granted under the plan. Previously granted awards under the 2004 Plan consisted of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. All stock options granted under the 2004 Plan had an exercise price equal to the market value of the underlying common stock at grant date, expire ten years from grant date and vested immediately or in equal installments over three years, and restricted stock and restricted stock units vested three years from grant date or in equal installments over three years. Once applicable restrictions lapsed or were satisfied, restricted stock units were payable in cash, shares of common stock or a combination, as specified in the award agreement. Termination of the 2004 Plan did not adversely affect rights under any outstanding awards previously granted under the plan and all awards granted under the 2004 Plan have now vested.

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

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2016, approximately 439,000 shares were available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether participating eligible employees will be granted the right to purchase shares of common stock for the upcoming calendar year and the number of shares available for purchase. All employee grants contain the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in any calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2016, 2015 or 2014.

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

Share-based compensation cost totaled $3,405,000 in 2016, $3,383,000 in 2015 and $2,610,000 in 2014, before income taxes of $1,205,000, $1,272,000 and $1,002,000, respectively, and is included in general and administrative expense. For 2014, compensation cost excludes associated tax benefits of $327,000 which are reflected separately in operating activities on the Consolidated Statements of Cash Flows. Similar amounts for 2016 and 2015 were insignificant. There were no capitalized share-based compensation costs at December 31, 2016 or 2015. We believe our year-end taxable income position will ultimately benefit from additional paid-in capital net operating losses accumulated in 2015 and 2014 that relate to share-based compensation. As such, our 2016 consolidated financial statements reflect reduced income taxes payable, and increased retained earnings, of $407,000 for windfall tax benefits associated with share-based compensation. Our consolidated financial statements for the year ended December 31, 2015 reflect a reduction of additional paid-in capital of $1,537,000 and deferred tax assets of approximately $1,874,000 and an increase in income tax expense of $337,000 for windfall tax benefits associated with share-based compensation. As of December 31, 2016, there was approximately $4,229,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.1 years.

No stock options were granted under any of our stock compensation plans in 2016, 2015 or 2014. When stock options are granted, we estimate the fair value of stock option grants on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of our stock and other factors. We use historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant.

There were no significant changes in the characteristics of restricted stock or restricted stock units granted during 2014 through 2016 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. We believe the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

No stock options have been granted under the 2013 Plan. The following is a summary of stock option activity regarding the 2004 Plan and Formula Stock Option Plan for 2016 (shares and aggregate intrinsic value in thousands):

	2004 Stock Incentive Plan				Formula Stock Option Plan
Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	215	$22.42			60	$36.71
Granted	–	–			–	–
Exercised	(12)	15.83			–	–
Forfeited	–	–			–	–
Expired	(55)	38.19			(30)	34.97
Outstanding, December 31, 2016	148	$17.07	2.5	$856	30	$38.45	0.0	–
Exercisable, December 31, 2016	148	$17.07	2.5	$856	30	$38.45	0.0	–

As of December 31, 2016, all stock options were vested and there was no unrecognized compensation cost related to non-vested stock options granted under any of our stock compensation plans. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2016 are excluded from the aggregate intrinsic values presented above. No stock options vested in 2016, 2015 or 2014. In 2016, 2015 and 2014, 11,500, 55,500 and 7,500 stock options were exercised with an intrinsic value of $48,000, $327,000 and $32,000, respectively.

The following is a summary of non-vested restricted stock and restricted stock unit activity regarding the 2013 Plan, 2004 Plan and 2008 Formula Plan for 2016, and grant activity for 2015 and 2014 (shares and aggregate intrinsic value in thousands):

	2013 Stock Incentive Plan				2004 Stock Incentive Plan				2008 Formula Restricted Stock Plan
Non-vested Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	302	$21.53			43	$18.57			13	$25.46
Granted	151	20.27			–	–			16	18.17
Vested	(93)	21.08			(43)	18.57			(13)	25.46
Forfeited	(9)	22.91			–	–			–	–
Outstanding, December 31, 2016	351	$21.08	1.6	$7,614	–	–			16	$18.17	0.3	$346
Granted, 2015	211	21.82			–	–			13	25.46
Granted, 2014	145	20.86			–	–			16	18.08

As of December 31, 2016, outstanding restricted stock and restricted stock units above for the 2013 Plan include approximately 129,000 restricted stock units with an aggregate intrinsic value of $2,785,000 and a weighted-average remaining contractual term of 1.9 years, all of which are expected to fully vest (subject to forfeiture as described above).

The following is a summary of restricted stock and restricted stock units and their associated fair values on date vested for the 2013 Plan, the 2004 Plan and the 2008 Formula Plan for 2016, 2015 and 2014 (in thousands):

	2013 Stock Incentive Plan		2004 Stock Incentive Plan		2008 Formula Restricted Stock Plan
	Number Vested	Fair Value	Number Vested	Fair Value	Number Vested	Fair Value
Year Ended December 31, 2016:
Restricted Stock	71	$1,471	33	$683	13	$233
Restricted Stock Units	22	412	10	199	–	–
Total	93	$1,883	43	$882	13	$233
Year Ended December 31, 2015:
Restricted Stock	35	$721	62	$1,257	12	$303
Restricted Stock Units	11	248	18	406	–	–
Total	46	$969	80	$1,663	12	$303
Year Ended December 31, 2014:
Restricted Stock	–	–	92	$1,938	17	$299
Restricted Stock Units	–	–	27	545	–	–
Total	–	–	119	$2,483	17	$299

12.	EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to our employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. Our contributions for the Plan were $406,000 in 2016, $379,000 in 2015 and $353,000 in 2014.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all our employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. Participants can designate one or more investments as the measure of investment return on their participant account, and can elect distributions in lump sum or specified periodic installments. We hold assets consisting principally of Company-owned life insurance (COLI) policies on certain plan participants for funding future participant distributions. Those are general assets of the Company subject to claims of creditors or unsecured claims. Our obligation to pay amounts deferred under this plan is impacted by rates of returns on investments selected by plan participants, is an unsecured obligation and not subject to forfeiture. Our common stock is not an investment option or plan asset. The COLI’s carrying value of $3,336,000 and $3,003,000 is reflected in non-current Other Assets and the associated deferred compensation liability of $3,241,000 and $2,910,000 is reflected in non-current Other Liabilities at December 31, 2016 and 2015, respectively, and associated earnings, losses or other changes are reflected in general and administrative expense. Our 2014 consolidated financial statements reflect general and administrative expense of $816,000 for increasing other assets by $1,561,000 and other liabilities by $2,377,000. Participants are fully vested in their contributions and associated earnings or losses credited to their individual accounts. We may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2014 through 2016.

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

Of our total revenues, approximately 76% in 2016, 81% in 2015 and 81% in 2014 were derived from NASCAR-sanctioned events. Of our total revenues, approximately 44% or $224,227,000 for 2016, 44% or $217,469,000 for 2015, and 43% or $207,369,000 for 2014 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. Segment information as presented below comports with information our chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, income taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following tables present segment information on continuing operations (in thousands):

	2016			2015			2014
	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$461,310	$50,846	$512,156	$475,402	$21,061	$496,463	$464,166	$20,143	$484,309
Depreciation and amortization (Note 4)	54,213	155	54,368	61,799	165	61,964	78,241	185	78,426
Impairment of other intangible assets and goodwill (Note 2)	–	–	–	98,868	–	98,868	–	–	–
Segment operating income (loss)	62,120	11,227	73,347	(26,668)	6,484	(20,184)	55,288	4,870	60,158
Capital expenditures	34,580	55	34,635	30,684	49	30,733	21,974	62	22,036

	December 31, 2016			December 31, 2015
Other intangibles	$298,383	–	$298,393	$298,394	–	$298,394
Goodwill	47,342	–	47,342	47,342	–	47,342
Total assets	1,474,127	$24,022	1,498,149	1,508,842	$23,991	1,532,833

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) (in thousands):

	2016	2015	2014
Total segment operating income (loss)	$73,347	$(20,184)	$60,158
Adjusted for:
Interest expense, net	(13,148)	(16,811)	(21,237)
Loss on early debt redemption and refinancing (Note 6)	–	(8,372)	–
Other income (expense), net	997	(862)	2,305
Consolidated income (loss) before income taxes	$61,196	$(46,229)	$41,226

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) or Rule 15d-15(e)). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2016, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

March 10, 2017

The management of Speedway Motorsports, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Securities Exchange Act Rule 13a-15(f) and Rule 15d-15(f)).

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

The management of Speedway Motorsports, Inc. assessed the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Material Weakness

The management of Speedway Motorsports, Inc. concluded that a material weakness existed as of December 31, 2015 because we did not design and maintain effective controls over the valuation and accuracy of the accounting for income taxes. During the year ended December 31, 2016, the Company strengthened controls for income taxes through the following remediation actions: (i) implementation of new policies and procedures, including enhanced formal income tax accounting review processes; and (ii) engagement and expanded use of an independent third-party firm with income tax specialists to assist in the review, analysis and preparation of the Company's interim and annual income tax provision methodology, computations and financial reporting.

Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the changes in the Company's internal control over financial reporting, including testing of those remediated controls as of December 31, 2016. Management assessed and concluded that the previously reported material weakness related to accounting for income taxes has been remediated as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Director-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 19, 2017 (the Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is furnished by incorporation by reference to all information under the captions titled “2016 Executive Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

See the Index to Financial Statements which appears on page 43 hereof.

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

*10.25	Form of Performance-Based Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the 2013 Form S-8).

*10.26	Form of Restricted Stock Unit Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the 2013 Form S-8).

*10.27	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the 2013 Form S-8).

*10.28	Form of Stock Appreciation Rights Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.6 to the 2013 Form S-8).

*10.29	Form of Incentive Stock Option Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.7 to the 2013 Form S-8).

*10.30	Form of Nonstatutory Stock Option Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.8 to the 2013 Form S-8).

21.1	Subsidiaries of SMI.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL.

* Management compensation contract, plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	March 10, 2017

BY: /s/ MARCUS G. SMITH
Marcus G. Smith
Chief Executive Officer
(principal executive officer) and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ O. BRUTON SMITH	Executive Chairman and Director	March 10, 2017
O. Bruton Smith

/s/ MARCUS G. SMITH	Chief Executive Officer (principal executive officer),	March 10, 2017
Marcus G. Smith	President and Director

/s/ WILLIAM R. BROOKS	Vice Chairman, Chief Financial Officer and Treasurer	March 10, 2017
William R. Brooks	(principal financial officer and accounting officer) and Director

/s/ BERNARD C. BYRD, JR.	Director	March 10, 2017
Bernard C. Byrd, Jr.

/s/ MARK M. GAMBILL	Director	March 10, 2017
Mark M. Gambill

/s/ JAMES P. HOLDEN	Director	March 10, 2017
James P. Holden

/s/ TOM E. SMITH	Director	March 10, 2017
Tom E. Smith