Form 10-Q
period 2017-03-31
SPEEDWAY MOTORSPORTS INC
filed 2017-04-28
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

__________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]    Accelerated filer [X]    Non-accelerated filer [  ]    Smaller reporting company [  ]   Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of April 28, 2017, there were 41,064,116 shares of the registrant’s common stock outstanding.

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

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$53,585	$79,342
Accounts receivable, net	65,763	29,444
Prepaid and refundable income taxes	9,638	7,384
Inventories, net	8,549	8,212
Prepaid expenses	3,412	3,527
Total Current Assets	140,947	127,909
Notes Receivable	1,102	1,143
Other Assets	23,381	23,142
Property and Equipment, Net (Note 2)	992,253	1,000,230
Other Intangible Assets, Net	298,383	298,383
Goodwill	47,342	47,342
Total	$1,503,408	$1,498,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,662	$7,657
Accounts payable	16,128	13,497
Deferred race event and other income, net	69,548	44,782
Accrued income taxes	496	–
Accrued interest	1,718	4,311
Accrued expenses and other current liabilities	16,698	24,424
Total Current Liabilities	112,250	94,671
Long-term Debt	251,540	254,398
Deferred Income	3,617	3,742
Deferred Income Taxes, Net	329,029	329,398
Other Liabilities	18,455	18,157
Total Liabilities	714,891	700,366
Commitments and Contingencies
Stockholders ’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,066,000 in 2017 and 41,098,000 in 2016	460	459
Additional Paid-in Capital	259,688	258,880
Retained Earnings	636,132	644,308
Treasury Stock at cost, shares – 4,923,000 in 2017 and 4,830,000 in 2016	(107,763)	(105,864)
Total Stockholders ’ Equity	788,517	797,783
Total	$1,503,408	$1,498,149

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31:
	2017	2016
Revenues:
Admissions	$14,750	$15,439
Event related revenue	18,959	21,730
NASCAR broadcasting revenue	38,811	37,447
Other operating revenue	7,805	8,560
Total Revenues	80,325	83,176

Expenses and Other:
Direct expense of events	12,457	13,060
NASCAR event management fees	23,060	22,298
Other direct operating expense	5,140	5,589
General and administrative	22,586	24,074
Depreciation and amortization (Note 2)	17,505	13,371
Interest expense, net	3,005	3,339
Other expense, net	578	68
Total Expenses and Other	84,331	81,799
(Loss) Income Before Income Taxes	(4,006)	1,377
Benefit (Provision) for Income Taxes	2,071	(516)
Net (Loss) Income	$(1,935)	$861

Basic (Loss) Earnings Per Share (Note 6)	$(0.05)	$0.02
Weighted Average Shares Outstanding	41,087	41,227

Diluted (Loss) Earnings Per Share (Note 6)	$(0.05)	$0.02
Weighted Average Shares Outstanding	41,108	41,244

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2017	41,098	$459	$258,880	$644,308	$(105,864)	$797,783
Net loss	—	—	—	(1,935)	—	(1,935)
Share-based compensation	61	1	808	—	—	809
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,241)	—	(6,241)
Repurchases of common stock	(93)	—	—	—	(1,899)	(1,899)
Balance, March 31, 2017	41,066	$460	$259,688	$636,132	$(107,763)	$788,517

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	March 31:
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(1,935)	$861
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred loan cost amortization	387	373
Loss (gain) on disposals of property and equipment	477	(12)
Depreciation and amortization	17,505	13,371
Amortization of deferred income	(182)	(193)
Deferred income tax provision	(288)	415
Share-based compensation	809	867
Changes in operating assets and liabilities:
Accounts receivable	(36,599)	(15,405)
Prepaid, refundable and accrued income taxes	(1,758)	(50)
Inventories	(337)	(1,027)
Prepaid expenses	115	(236)
Accounts payable	92	681
Deferred race event and other income	24,774	34,765
Accrued interest	(2,593)	(2,567)
Accrued expenses and other liabilities	(8,171)	(5,973)
Deferred income	49	16
Other assets and liabilities	(115)	(155)
Net Cash (Used) Provided By Operating Activities	(7,770)	25,731
Cash Flows from Financing Activities:
Principal payments on long-term debt	(3,157)	(2,177)
Dividend payments on common stock	(6,241)	(6,249)
Repurchases of common stock	(1,899)	(1,726)
Net Cash Used By Financing Activities	(11,297)	(10,152)
Cash Flows from Investing Activities:
Payments for capital expenditures	(7,054)	(18,355)
Proceeds from sales of property and equipment	43	-
Repayment of notes and other receivables	321	39
Net Cash Used By Investing Activities	(6,690)	(18,316)
Net Decrease in Cash and Cash Equivalents	(25,757)	(2,737)
Cash and Cash Equivalents at Beginning of Period	79,342	82,010
Cash and Cash Equivalents at End of Period	$53,585	$79,273

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$5,846	$5,949
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	2,502	3,540

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operating subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Speedway Sonoma LLC (Sonoma Raceway or SR), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. See Notes 1 and 2 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K (2016 Annual Report) for further description of our business operations, properties and scheduled events.

In early 2017, the NASCAR Sprint Cup Series became the Monster Energy NASCAR Cup Series and that naming convention is used throughout this document.

Racing Events – In 2017, we plan to hold 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association (NHRA), one Automobile Racing Club of America (ARCA) and three World of Outlaws (WOO) racing events. In 2016, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association, one Automobile Racing Club of America and three World of Outlaws racing events.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2016 Annual Report. In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair statement at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company's motorsports business. See Note 2 to the Consolidated Financial Statements in our 2016 Annual Report for further discussion of significant accounting policies.

Quarterly Reporting – We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at our speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of our motorsports business. There were no significant racing schedule changes for the three months ended March 31, 2017 as compared to 2016.

Consolidated Statements of Cash Flows – Before December 31, 2016, cash we collected and temporarily held on behalf of our third-party food and beverage concessionaire, and not remitted until after period end, was presented separately from cash flows from operating activities. We now include such amounts in cash flows from operating activities for both periods, increasing cash flow from operations, and the change in accounts payable, by $90,000 for the three months ended March 31, 2016. There was no impact on the Consolidated Balance Sheets or Statements of Operations.

Income Taxes – We provide for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to our annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. Cash paid for income taxes excludes any previous overpayments the Company may have elected to apply to income tax liabilities. The Company has no undistributed foreign earnings or cash or cash equivalents held outside of the US. See Notes 2 and 8 to the Consolidated Financial Statements in our 2016 Annual Report for additional information on our accounting for income taxes.

The effective income tax rate for the three months ended March 31, 2017 and 2016 was 51.7% and 37.5%, respectively. The 2017 tax rate reflects reduced deferred income tax liabilities of $1,310,000 for anticipated lower state income tax rates associated with race date realignments, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards of $515,000. We paid cash of $0 and $200,000 for income taxes in the three months ended March 31, 2017 and 2016.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $12,006,000 at March 31, 2017 and December 31, 2016, $11,746,000 of which relates to our discontinued operation (see Note 1 to the Consolidated Financial Statements in our 2016 Annual Report). Of those amounts, $11,794,000 is included in noncurrent other liabilities, all of which would favorably impact our effective tax rate if recognized, and $212,000 is included in deferred tax liabilities, at both March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, management believes $260,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with unrecognized tax benefits were insignificant for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, we had $145,000 and $140,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2008, and 2012 through 2016, by the California Franchise Tax Board, 2013 through 2016 by the Internal Revenue Service, and 2013 through 2016 by most, and 2012 through 2016 by other, state taxing jurisdictions to which we are subject. Our 2014 federal income tax return is under examination by the Internal Revenue Service, which began in July 2016.

Income Tax Benefit From Equity Interest Abandonment – On January 31, 2014, we abandoned our interest and rights in Motorsports Authentics (former 50% owned, non-controlling interest, merchandising equity investment joint venture) (MA) to focus management resources in areas that may be profitable and more productive. Our carrying value of the investment was reduced to $0 through sizable impairment charges prior to 2010 and MA’s historical operating results. We recognized no concurrent tax benefits as valuation allowances were provided against associated deferred tax assets. As a result of abandonment, we recognized a material income tax benefit of $48.1 million at December 31, 2013 for the reversal of previously recorded valuation allowances under applicable accounting guidance, and recognized tax losses reported on our 2014 income tax returns. Management believes there is or will be sufficient taxable income in carryback or carryforward periods under tax law for full utilization of these tax losses. We have reduced income taxes payable by amounts approximating that tax benefit through March 31, 2017 by utilization of deferred income tax assets, including net operating losses, related to abandonment.

We believe it is more likely than not that our filing position would be sustained based on its technical merits upon examination with taxing authorities that have full knowledge of all relevant information. We reached this conclusion based on the use of outside legal counsel and other tax consultants and the potential to utilize tax losses. We believe we will fully utilize the associated tax losses. Should our tax position not be fully sustained upon examination, reestablishment of material income tax liabilities and acceleration of cash income taxes payable could occur. Any differences between the final tax outcome and amounts recorded would affect our income tax provision in the period in which such determination was made.

Other Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. At March 31, 2017, liabilities for unrecognized tax benefits totaled $12.0 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended March 31, 2017 and 2016 amounted to $411,000 and $366,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $1,604,000 and $1,927,000 in the three months ended March 31, 2017 and 2016. There were no deferred direct-response advertising costs at March 31, 2017 or December 31, 2016.

TMS Mineral Rights Lease Receipts – We recognized royalty revenue of $448,000 and $627,000 in the three months ended March 31, 2017 and 2016 under a natural gas mineral rights lease agreement and a joint exploration agreement entitling TMS to stipulated stand-alone and shared royalties, as further described in Note 2 to the Consolidated Financial Statements in our 2016 Annual Report. Such revenues have declined from associated market declines, volatility in natural gas price levels and common diminishing well production. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. However, at this time, management believes 2017 revenues will not differ significantly from 2016, and that our infrastructure spending will continue to exceed anticipated future royalties. As of March 31, 2017 and December 31, 2016, there was no deferred income associated with these agreements.

Fair Value of Financial Instruments – We follow applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes receivable and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt bears interest approximating market rates or where non-interest bearing is discounted based on estimated current cost of borrowings; therefore, carrying values approximate market value. There have been no changes or transfers between category levels or classes. The following table presents estimated fair values and categorization levels of our financial instruments as of March 31, 2017 and December 31, 2016 (in thousands):

			2017		2016
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash and cash equivalents	1	R	$53,585	$53,585	$79,342	$79,342
Notes receivable	2	NR	1,102	1,102	1,143	1,143
Cash surrender values	2	NR	9,174	9,174	8,919	8,919

Liabilities (principal)
Floating rate revolving Credit Facility, including Term Loan	2	NR	63,000	63,000	66,000	66,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	202,000	200,000	202,500
Other long-term debt	2	NR	1,049	1,049	1,206	1,206

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Property and Equipment – From time to time, we may decide to repurpose various seating, suites and others areas at our speedways for modernizing our facilities, alternative marketing or development purposes such as offering expanded premium hospitality, RV camping and advertising areas, or wider seating and improved sight lines. When management decides on repurpose and removal, depreciation is accelerated and recorded prospectively over shortened estimated remaining useful lives of the assets, and accounted for as a change in estimate, beginning when management contracts and begins removal. In the first quarter 2017, we contracted and began removing approximately 7,000 seats at CMS, 17,000 seats at KyS and 12,000 seats at NHMS, which is expected to be completed in the first half of 2017. As such, we recorded pre-tax charges for accelerated depreciation and costs of removal (included in other expense, net) aggregating approximately $4,597,000, before income tax benefits of $1,700,000, in the first quarter 2017. These charges are included in our "motorsports event related" reporting segment (see Note 10).

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

The FASB issued Accounting Standards Update No. 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory” which requires measuring inventory at the lower of cost and net realizable value based on estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation (changed from the previous guidance of lower of cost or market). This update also clarified various other inventory measurement and disclosure requirements. The update does not apply to inventory measured using the LIFO or retail inventory methods. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and applied prospectively. The Company’s adoption of this guidance as of January 1, 2017 had no significant impact on its financial statements or disclosures.

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

The FASB issued Accounting Standards Update No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 (measuring goodwill impairment loss by comparing implied fair value of a reporting unit’s goodwill to the carrying amount of that goodwill) from the impairment test. Under this update, entities should perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The same impairment assessment applies to all reporting units, and entities still have the option to perform qualitative assessment for a reporting unit to determine if quantitative impairment testing is necessary. This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The Company is required to adopt this guidance for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact that adoption may have on its impairment testing (annually in the second quarter) and financial statements.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	March 31,	December 31,
	2017	2016
Finished race cars, parts and accessories	$5,085	$5,263
Souvenirs and apparel	2,687	2,131
Micro-lubricant® and other	777	818
Total	$8,549	$8,212

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Annual Impairment Assessment – The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2016 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation.

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

Our 2016 annual assessment found the estimated fair value of each reporting unit and each indefinite-lived race-date intangible asset substantially exceeded its associated carrying value except for NHMS and TMS race date agreements. As of March 31, 2017 and December 31, 2016, the carrying values of non-amortizable race date event sanctioning and renewal agreements associated with NHMS and TMS were approximately $199.6 million and $98.8 million. The estimated excess of fair value of identified intangible assets associated with NHMS and TMS, while more than nominal at this time, have heightened sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Management’s assumptions considered the following factors and conditions. NHMS was acquired in 2008, largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. The 2016 evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for NHMS and TMS race date intangible assets.

There have since been no other events or circumstances that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of March 31, 2017. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information – There were no changes in the gross carrying value of goodwill or other intangible assets during the three months ended March 31, 2017. The carrying amounts for goodwill and other intangible assets include accumulated impairments of $148.6 million and $99.9 million at both March 31, 2017 and December 31, 2016. The gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$298,383	—	$298,383	$298,383	—	$298,383		—
Amortizable race event sanctioning and renewal agreements	100	$(100)	—	100	$(100)	—	5	-	6
Total	$298,483	$(100)	$298,383	$298,483	$(100)	$298,383

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

During the three months ended March 31, 2017 and 2016, the Company repaid $3,000,000 and $2,000,000 of Term Loan borrowings, and there were no borrowings under the Credit Facility. At March 31, 2017 and December 31, 2016, outstanding borrowings under the Credit Facility were $63,000,000 and $66,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $605,000 at both dates. As of March 31, 2017, we had availability for borrowing up to an additional $99,395,000, including up to an additional $49,395,000 in letters of credit, under the revolving Credit Facility, and $50,000,000 under the delayed draw term loan provision.

2023 Senior Notes – We completed a private placement of 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the 2023 Senior Notes), and an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes were issued at par, and net proceeds were used to redeem a portion of our former 2019 Senior Notes as further described in Note 6 to the Consolidated Financial Statements in our 2016 Annual Report. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1.

Other Notes Payable – At March 31, 2017 and December 31, 2016, long-term debt includes a 3% interest bearing debt obligation of $1,049,000 and $1,206,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Deferred Financing Costs – Deferred financing costs associated with our revolving Credit Facility are reported in other noncurrent assets, and those associated with the 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt. As of March 31, 2017 and December 31, 2016, long-term debt reflects deferred financing costs, net of accumulated amortization, of $4,847,000 and $5,151,000.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. We were in compliance with all applicable covenants under these debt agreements as of March 31, 2017. See Note 6 to the Consolidated Financial Statements included in our 2016 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended
	March 31:
	2017	2016
Gross interest costs	$3,308	$3,564
Less: capitalized interest costs	(55)	(182)
Interest expense	3,253	3,382
Interest income	(248)	(43)
Interest expense, net	$3,005	$3,339
Weighted-average interest rate on Credit Facility borrowings	2.1%	1.9%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted (loss) income per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended
	March 31:
	2017	2016
Net (loss) income applicable to common stockholders and assumed conversions	$(1,935)	$861

Weighted average common shares outstanding	41,087	41,227
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	21	17
Weighted average common shares outstanding and assumed conversions	41,108	41,244

Basic (loss) income per share	$(0.05)	$0.02
Diluted (loss) income per share	$(0.05)	$0.02
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	9	134

Stock Repurchase Program – Our Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 5,000,000 shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our debt agreements (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time.

During the three months ended March 31, 2017, we repurchased 62,000 shares of common stock for $1,301,000. As of March 31, 2017, we could repurchase up to an additional 380,000 shares under the current authorization. During the three months ended March 31, 2017, we repurchased 31,000 shares of common stock for $597,000 from management employees to settle income taxes on 64,000 restricted shares that vested during the period. As of and through March 31, 2017, treasury stock includes 303,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – On February 15, 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6,241,000, which was paid on March 17, 2017 to shareholders of record as of March 1, 2017. On April 19, 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 5, 2017 to shareholders of record as of May 15, 2017. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, share various expenses in the ordinary course of business under a shared services agreement. For the three months ended March 31, 2017 and 2016, the Company incurred expenses of $204,000 and $217,000 under the shared services agreement. Amounts due from or payable to Sonic Financial at March 31, 2017 or December 31, 2016 were not significant.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer under annually renewable lease agreements. Rent expense amounted to $181,000 and $182,000 in the three months ended March 31, 2017 and 2016. Amounts owed to these affiliated companies at March 31, 2017 or December 31, 2016 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which our Executive Chairman is a controlling stockholder, for an aggregate of $127,000 and $39,000 in the three months ended March 31, 2017 and 2016. There were no vehicles sold to SAI in the three months ended March 31, 2017 and 2016. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $287,000 and $282,000 in the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, approximately $141,000 and $84,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $564,000 and $586,000 in the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, approximately $210,000 and $194,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of March 31, 2017 and December 31, 2016 and transactions for the three months ended March 31, 2017 and 2016 are summarized below (in thousands):

	2017	2016
Accounts receivable	$351	$278
Merchandise and vehicle purchases	127	39
Shared services expense	204	217
Merchandise sales	851	868
Rent expense	181	182

8. LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, we are party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows.

9. STOCK COMPENSATION PLANS

See Note 11 to the Consolidated Financial Statements in our 2016 Annual Report for additional information and terms of the Company’s stock compensation plans.

2013 Stock Incentive Plan, Amended and Restated as of April 19, 2017 – In February 2017, our Board of Directors adopted an amended and restated 2013 Stock Incentive Plan which was approved by the stockholders on April 19, 2017 at the 2017 Annual Meeting. The amendment and restatement does not increase the number of shares reserved for issuance or any of the award limits under the 2013 Stock Incentive Plan. The primary changes include: (a) additions to the permissible criteria upon which performance goals for performance-based compensation can be based; and (b) revisions and additions to the types of items and events that may be used for adjustments in determining whether an objective performance goal for performance-based compensation has been met.

The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the three months ended March 31, 2017 and 2016. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Stock Incentive Compensation Plan for the indicated periods (shares in thousands):

	Three Months Ended March 31:
	2017		2016

	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	68	129	67	132
Granted	35	35	35	35
Vested	(32)	(32)	(32)	(32)
Forfeited	(5)	(5)	(2)	(6)
Outstanding, end of period	66	127	68	129

In each of the three months ended March 31, 2017 and 2016, the Company repurchased 31,000 shares of common stock for $597,000 and $588,000, respectively, from executive management employees to settle income taxes on 64,000 shares that vested during each period.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 – The Company awarded 3,893 shares of restricted stock to each of the Company’s four non-employee directors in April 2017. An aggregate of 15,976 shares granted to non-employee directors in April 2016 vested in April 2017, and 12,816 shares granted in April 2015 vested in April 2016. All restricted stock awards were granted and vested in accordance with plan provisions.

Share-Based Payments –There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2017 or 2016 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted or exercised under any of the Company’s stock compensation plans during the three months ended March 31, 2017 or 2016.

Share-based compensation cost for the three months ended March 31, 2017 and 2016 totaled $809,000 and $867,000, before income taxes of $299,000 and $325,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2017 or December 31, 2016. As of March 31, 2017, there was approximately $4,561,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.1 years. As of March 31, 2017, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

Our operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at our various major speedway facilities located in the United States. Our business activities, including those of our subsidiaries, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2016 Annual Report. Our “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reportable segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. Our “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS natural gas mineral rights lease and related revenues, and office rentals at certain Company speedways.

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

	Three Months Ended March 31:
	2017			2016
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$75,098	$5,227	$80,325	$77,276	$5,900	$83,176
Depreciation and amortization	17,467	38	17,505	13,328	43	13,371
Segment operating (loss) income	(1,525)	1,102	(423)	3,381	1,403	4,784
Capital expenditures	7,049	5	7,054	18,329	26	18,355

	March 31, 2017			December 31, 2016
Other intangibles	$298,383	–	$298,383	$298,383	–	$298,383
Goodwill	47,342	–	47,342	47,342	–	47,342
Total assets	1,479,228	$24,180	1,503,408	1,474,127	$24,022	1,498,149

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (in thousands):

	Three Months Ended
	March 31:
	2017	2016
Total segment operating (loss) income	$(423)	$4,784
Adjusted for:
Interest expense, net	(3,005)	(3,339)
Other expense, net	(578)	(68)
Consolidated (loss) income before income taxes	$(4,006)	$1,377

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

Impact of Poor Weather – We promote outdoor motorsports events. Weather conditions surrounding these events can significantly affect sales of tickets, concessions and souvenirs, among other things. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

Due to inclement weather conditions, we may be required to move a race event to the next or another raceable day. When events are delayed, postponed or rescheduled because of poor weather, we typically incur additional operating expenses associated with conducting the rescheduled event, as well as generate lower admissions, food, beverage, and souvenir revenues. If an event is cancelled, we would incur expenses associated with preparing to conduct the event, as well as losing certain associated event revenues.

We believe our financial performance has not been materially affected by inflation.

Seasonality and Quarterly Results

In 2017, we plan to hold 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2016, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association, one Automobile Racing Club of America and three World of Outlaws racing events.

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing or other events in any particular future quarter, particularly realigned NASCAR Cup racing events, may tend to minimize or concentrate operating income in respective future quarters. For example, we plan to realign one annual Monster Energy NASCAR Cup race and one annual NASCAR Camping World Truck race from NHMS, and one annual NASCAR Xfinity race from KyS, to LVMS in 2018. Realignment or moving of other race dates can significantly increase or decrease our quarterly operating income, corresponding with the move of race dates between quarters. Such changes can also significantly impact our annual cash flow cycles because we sell many tickets and event related revenues in advance and certain NASCAR broadcasting revenue payments are received after events are held. Racing schedule changes can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. The operating results for the three months ended March 31, 2017 and 2016 are not indicative of results that may be expected for future periods because of such seasonality.

Set forth below is certain comparative summary information with respect to our scheduled major NASCAR-sanctioned racing events (Monster Energy Cup and Xfinity Series) for 2017 and 2016:

	Number of scheduled major NASCAR-sanctioned events
	2017	2016
1st Quarter	4	4
2nd Quarter	8	8
3rd Quarter	8	8
4th Quarter	4	4
Total	24	24

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
•

Planned 2018 realignment of one Monster Energy NASCAR Cup Series, one NASCAR Xfinity Series and one NASCAR Camping World Truck Series racing event to Las Vegas Motor Speedway (discussed below in "Liquidity")

•	Annual impairment assessment of Goodwill and Other Intangible Assets (discussed in Note 2 to the Consolidated Financial Statements)
•	Ongoing reduced interest costs from substantial debt reduction and debt refinancing transactions (discussed below in “Liquidity”)
•	Income taxes, including tax benefits from 2014 abandoned interest in Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)
•	Repurchases of common stock (discussed below in “Liquidity and Capital Resources – Stock Repurchase Program”)
•	Unrecognized compensation cost for non-vested share-based payments (discussed in Note 9 to the Consolidated Financial Statements)

General Factors and Current Operating Trends – Our year-to-date 2017 race season results reflects lower admission and event related revenues at certain speedways on a comparable year over year event basis. Many entertainment companies, including most sporting venues, are facing challenging admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes many of our revenue categories continue to be negatively impacted by changing demographics and evolving media content consumption, as well as ongoing uncertain consumer and corporate spending, high underemployment in certain demographic groups and absence of a stronger middle class economic recovery. Those and other factors such as high local lodging prices and minimum stay requirements, increasing highway congestion, and high food and health-care costs, are believed to be resulting in less travel and spending by certain fans and customers. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and other operating costs. At this time, we are unable to determine if those trends will reverse in 2017 or beyond.

Competing with Evolving Media and Content Consumption – Similar to most sports, the motorsports industry is experiencing an evolving media and entertainment consumption transformation. Changing demographics, new technology and expanding online viewing options are dramatically changing how all media content is consumed, and not just that of motorsports. New and expanding entertainment options are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding motorsports and non-motorsports related media coverage and content by network and cable broadcasters. Also, the ongoing improvements in high-definition television technology and increasing digital video recorder “DVR” use and expanding media, internet and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events, are increasingly influenced and used by changing demographics. The ongoing improvements in high-definition television technology and growing DVR use increasingly impact how content is consumed. NASCAR delivers content through multiple platforms. As such, we, NASCAR and the broadcasters continue to increase and expand our promotional efforts and initiatives. Although these changes will likely continue, we believe the desire and demand for motorsports racing content, particularly for NASCAR racing, has been and will remain strong regardless of how such media content is consumed.

Significant Investments in Leading-Edge Technology – We recognize the increasing importance of providing our fans with compelling entertainment experiences that cannot be duplicated at home or other venues. We have made major investments in three of the world’s largest high-definition video boards at BMS in 2016, TMS in 2014 and CMS in 2011. These video boards significantly enhance the entertainment experience of fans at our events, and are providing expanded promotional opportunities. We also installed new sound systems and higher-end leader boards at several of our speedways. We are nearing completion of installing distributed antenna systems (“DAS”) or comparable technology at each of our speedways. This new technology is providing our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, also provide infrastructure for expanding wireless internet coverage and applications.

We are also increasingly investing in social media advertising, interactive fan “intelligence” mobile phone applications, real-time marketing and entertainment, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. We believe this high-end technology transforms the race experience for our fans, and helps attract younger and new fans. We also recognize the increasing importance of providing our current and prospective corporate customers with quantitative and qualitative information on the historical and prospective value and returns on their invested marketing spending with us. This information is important to us for customizing and tailoring marketing strategies that help maximize our customers’ spending, and allowing us to better understand and integrate their business marketing strategies and develop effective content. We are also increasingly investing in marketing analysis and web-based technology platforms including leading-edge “consumer intelligence” applications. While these investments are fairly costly, we believe them to be worthwhile.

Ongoing Changes and Improvements in Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement for generating additional fan interest. NASCAR and the motorsports industry are continuing to increase their commitment and focused efforts on diversity and race car driver and team owner development programs. NASCAR also continues its ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers.

For 2017, NASCAR has introduced an exciting new “stage-based” race format for all three of its national series - the Monster Energy Cup, Xfinity and Camping World Truck Series. This new format features three stages, providing “natural interludes” for fans and coordinated segment breaks between NASCAR and the TV broadcasters for maximizing on-track action viewing. The format also features substantial changes to how race points are awarded, with championship implications in each stage, and new qualifying procedures. Race car drivers receive points depending on their running order at the end of each stage, and the “playoff” bonus structure has been expanded and enhanced to continue throughout the entire playoffs - instead of just the first round. We believe these are some of the biggest and most exciting changes in years, as drivers will now need to compete for spots early in events rather focusing towards the end of a race and over the entire racing season. NASCAR is also considering allowing CMS to conduct a Monster Energy Cup racing event on its new infield road course. When combined with CMS’s superspeedway, we believe many fans would find such racing novel and exciting, possibly setting the stage for similar configured racing at other motorsport facilities. Other upcoming changes and improvements by NASCAR include, or possibly could include, holding qualifying on the same day as scheduled races, shorter practice times, further lowering of downforce packages and restrictions on crash repairs.

In recent years, NASCAR has redesigned competition rules to restore “pack racing” at restrictor plate speedways, “double-file restarts”, changes in field sizes, larger “restart zones”, pit road timing, new “overtime” procedures for finishing races, more consistent race start times, and relaxing on-track rules and regulations. NASCAR extended the “Chase” format to the Xfinity and Camping World Truck Series, and changed the participation rules so that race car drivers can compete for championship points in only one of NASCAR’s top three racing series. NASCAR also announced team owner Charter agreements for its Monster Energy NASCAR Cup Series with 36 teams, and established a Team Owner Council that has formal input into decisions, and is designed to provide Charter teams with more stability and new revenue opportunities.

From time-to-time, extremely popular and long-standing successful race car drivers (“megastars”) such as Dale Earnhardt Jr, Jeff Gordon, Tony Stewart and Carl Edwards announce their retirement or reduced motorsports racing due to age, health or other considerations. Similar to most sports, injuries or other concerns for participant well-being can lead to early “retirement” or reduced sport involvement. Race car driver popularity and performance abilities can affect on-track competition, the closeness of championship points racing, attendance, corporate interest, media attention and the appeal and success of racing in general.

NASCAR Cup Series Sponsor Change – Before 2017, Sprint was the entitlement sponsor for NASCAR’s premiere racing Cup Series for several years. Starting with the 2017 race season, Monster Energy is replacing Sprint as the NASCAR Cup Series sponsor under a multi-year agreement. Monster Energy is a widely known brand, and popular with younger and changing demographic groups. Those groups are important targeted markets for all involved in NASCAR motorsports. We believe that Monster Energy plans to commit sizable resources in promoting their expanded involvement in NASCAR racing, and will work closely with industry stakeholders and the broadcasters to widen the reach of NASCAR racing in general. Specific financial and other terms have not yet been disclosed. The Sprint sponsorship provided us with sizable annual revenue. While we anticipate future revenue under the new arrangement, annual amounts may initially be lower.

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

For many of our 2017 events, similar to recent years, management has maintained lower ticket and food and beverage prices and is offering extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of somewhat difficult economic conditions. Many of our fans are purchasing tickets closer to event dates. We have promotional campaigns to incentivize earlier ticket purchasing, season ticket package renewal and purchases by families. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles, management believes these are prudent measures in the current operating environment.

Broadcaster and Industry Focus – We believe expanding marketing demographics, intense media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities. We, NASCAR and the television broadcasters continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and technology that appeals to younger fans, families, and the changing demographics. The ten-year, multi-platform and media partnership broadcasting and digital rights agreements between NASCAR and media powerhouses FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and corporate marketing appeal and interest in all three NASCAR racing series. We believe these media powerhouses are providing broad marketing continuity and exposure to widening demographic audiences through their Spanish-language broadcasts, website content and other ancillary programming such as nightly and weekly NASCAR-branded programming. These promotions benefit motorsports in general, similar to that provided for other major sports.

Facility Repurposing – From time to time, we repurpose various seating, suite and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes such as offering expanded premium hospitality, RV camping and advertising areas, or wider seating and improved sight lines. Along with generating other facility revenues, removal also reduces depreciation and certain other operating costs. For example, CMS plans to offer new premium hospitality areas and entertainment activities, including an outdoor 'Sun Deck' featuring premium amenities, with nearby solar panels as part of our “green initiatives", after repurposing of certain fourth-turn seating in 2017. From time to time, we sell advertising, fixed billboards and other promotional space on wide repurposed areas, which we believe is desirable advertising space. We believe repurposing and alternative use of desirable advertising space helps improve pricing power, and provides increased marketing appeal. In the first quarter 2017, we contracted and began removing 7,000 seats at CMS, 17,000 seats at KyS and 12,000 seats at NHMS, which are expected to be completed in the first half 2017. We recorded pre-tax charges for accelerated depreciation and costs of removal aggregating approximately $4,597,000 in the first quarter 2017.

Other Market and Economic Considerations – While the direction and strength of the US economy appear to be improving, uncertainty remains as to its recovery strength and duration, as well as for other foreign countries. The new President and his administration could significantly change governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could positively or adversely impact our operations. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. Ongoing geopolitical events and fluctuations in currency exchange rates can also impact consumer spending sentiment and travel decisions.

These and other factors, particularly as related to the success of the Monster Energy NASCAR Cup Series, race car driver popularity, and the success of NASCAR racing in general, can significantly impact attendance at our events and our operating results. We continue to commit substantial resources to expanding and enhancing our promotional activities to help offset the ongoing impact of these economic and market factors and conditions. Management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the economy continues to improve and the ongoing racing changes and improvements by NASCAR are successful. See “Risk Factors” in our 2016 Annual Report for additional information on ongoing economic conditions and geopolitical risks, the impact that competition, popularity, sanctioning body and other changes, and the success of NASCAR racing in general can have on our operating results.

Reaffirmed 2017 Earnings Guidance – In connection with our first quarter 2017 earnings release, management reaffirmed its previous full year 2017 non-GAAP earnings guidance of $0.90-$1.10 per diluted share, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing uncertain economic conditions, among other factors. Inclement weather, potential higher fuel, health-care and food costs and continuing underemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below, along with the “Near-term Operating Factors” described above, help in understanding and comparing our results of operations. There were no significant racing schedule changes for the three months ended March 31, 2017 as compared to 2016.

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

We have not reconciled non-GAAP forward-looking earnings per diluted share to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because, as indicated by our relatively wide range of earnings guidance, forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable. Such factors include various economic factors, the seasonal popularity or success of NASCAR, geopolitical factors, as well as others described in the "Risk Factors" in our 2016 Annual Report, any or all of which can significantly impact our future results. These components and other factors could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

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

	Three Months Ended
	March 31:
	2017	2016
Net (loss) income using GAAP	$(1,935)	$861
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 2)	4,597	--
Income tax effect of non-GAAP adjustment	(1,700)	--
Non-GAAP net income	$962	$861

Consolidated diluted (loss) earnings per share using GAAP	$(0.05)	$0.02
Accelerated depreciation on retired assets and costs of removal, pre-tax	0.11	--
Income tax effect of non-GAAP adjustment	(0.04)	--
Non-GAAP diluted earnings per share	$0.02	$0.02

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Total Revenues for the three months ended March 31, 2017 decreased by $2.9 million, or 3.4%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2017 decreased by $689,000, or 4.5%, from such revenue for the same period last year. This decrease is due primarily to lower attendance at NASCAR racing events held at LVMS, which was partially offset by higher attendance for NASCAR events held at AMS, on a comparable year-over-year basis.

Event Related Revenue for the three months ended March 31, 2017 decreased by $2.8 million, or 12.8%, from such revenue for the same period last year. This decrease is due primarily to lower marketing and certain other event related revenues, including the associated impact of lower overall attendance at NASCAR racing events, on a comparable year-over-year basis. The decrease also reflects lower track rentals and driving school revenues at certain Company speedways in the current period as compared to last year.

NASCAR Broadcasting Revenue for the three months ended March 31, 2017 increased by $1.4 million, or 3.6%, over such revenue for the same period last year. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the three months ended March 31, 2017 decreased by $755,000, or 8.8%, from such revenue for the same period last year. This decrease is due primarily to lower Legend Cars revenues and, to a lesser extent, lower royalty revenues associated with TMS’s natural gas mineral rights activities in the current period as compared to last year.

Direct Expense of Events for the three months ended March 31, 2017 decreased by $603,000, or 4.6%, from such expense for the same period last year. This decrease reflects reduced advertising and operating costs associated with lower attendance and certain event related revenues for NASCAR racing events on a comparable year-over-year basis.

NASCAR Event Management Fees for the three months ended March 31, 2017 increased by $762,000, or 3.4%, over such expense for the same period last year. This increase reflects higher contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the three months ended March 31, 2017 decreased by $449,000, or 8.0%, from such expense for the same period last year. This decrease is due primarily to decreased operating costs associated with lower Legend Cars revenues, and a combination of individually insignificant items, in the current period.

General and Administrative Expense for the three months ended March 31, 2017 decreased by $1.5 million, or 6.2%, from such expense for the same period last year. This decrease is due primarily to lower property taxes and, to a lesser extent, lower professional fees in the current period as compared to last year.

Depreciation and Amortization Expense for the three months ended March 31, 2017 increased by $4.1 million, or 30.9%, over such expense for the same period last year. This increase is due primarily to recording accelerated depreciation on retired assets in the current period as further described in Note 2 to the Consolidated Financial Statements. The increase also reflects depreciation on capital expenditures placed into service, partially offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for the three months ended March 31, 2017 was $3.0 million compared to $3.3 million for the same period last year. This change reflects lower total outstanding debt and interest income associated with property tax settlements, partially offset by lower capitalized interest costs in the current period as compared to last year.

Other Expense, Net for the three months ended March 31, 2017 was $578,000 compared to $68,000 for the same period last year. This change is due primarily to reflecting removal costs associated with retired assets as further described in Note 2 to the Consolidated Financial Statements, and a combination of individually insignificant items.

Income Tax Benefit (Provision). Our effective income tax rate for the three months ended March 31, 2017 and 2016 was 51.7% and 37.5%, respectively. The 2017 tax rate reflects adjustments to reduce deferred income tax liabilities for anticipated lower state income tax rates associated with race date realignments, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards.

Net Loss for the three months ended March 31, 2017 was $1.9 million compared to net income of $861,000 for the same period last year. This change is due to the factors discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the three months ended March 31, 2017 and 2016 resulted primarily from:

(1)	net cash used by operations amounting to $7.8 million in 2017 ($25.7 million provided by operations in 2016)
(2)	repayments of long-term debt amounting to $3.2 million in 2017 ($2.2 million in 2016)
(3)	payment of quarterly cash dividends amounting to $6.2 million in both 2017 and 2016
(4)	repurchases of common stock amounting to $1.9 million in 2017 ($1.7 million in 2016)
(5)	cash outlays for capital expenditures amounting to $7.1 million in 2017 ($18.4 million in 2016)

The following is additional information on our accompanying Consolidated Statements of Cash Flows: The changes in cash flows from operating activities in the three months ended March 31, 2017 compared to 2016 reflect:

(1)

an increase in accounts receivable for NASCAR broadcasting revenues associated with events held at AMS in March 2017 (such revenues are scheduled due within approximately 30 days after events are held – AMS held similar events in February 2016)

(2)	changes in accounts receivable and deferred race event and other income associated with the “Battle at Bristol” collegiate football game weekend held in September 2016

We had the following contractual obligations as of March 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$35,040	$35,040	–	–	–
Long-term debt, bank credit facility and senior notes(2)	264,049	7,662	$55,839	$360	$200,188
Other liabilities	6,515	–	–	6,515	–
Interest on fixed rate debt obligations(3)	59,899	10,281	20,546	20,526	8,546
Deferred income taxes(4)	329,029	–	–	–	329,029
Interest on floating rate credit facility debt(3)	3,037	1,238	1,799	–	–
NASCAR event management fees(5)	573,422	142,320	299,659	131,443	–
Contracted capital expenditures(1)	1,928	1,928	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	3,098	1,373	875	350	500
Total Contractual Cash Obligations	$1,282,217	$206,042	$378,718	$159,194	$538,263

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit(2)	$605	$605	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was $0 in the three months ended March 31, 2017); and (b) capital expenditures that may be made although not under contract, and future spending, if any, associated with our mineral rights lease because amounts are not readily determinable at this time (cash paid for total capital expenditures in the three months ended March 31, 2017 was approximately $7.1 million).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of March 31, 2017, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.4 million, including up to an additional $49.4 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $63.0 million at March 31, 2017 and a weighted average interest rate of 2.1% in the three months ended March 31, 2017.

(4)

All deferred income taxes are reflected as due in “more than 5 years” because timing of annual future reversal and payment is not readily determinable at this time, primarily because of the following factors. We have material deferred tax liabilities associated with our property and equipment. Future capital expenditures and changes in federal and state income tax regulations can significantly affect the amount and timing of our future cash paid for income taxes. Contractual cash obligations above exclude income tax liabilities for unrecognized tax benefits due to uncertainty on the timing of related payments, if any.

(5)

Reflects SMI’s separate five-year Event Management Agreements with NASCAR for racing events in 2017 and through 2020 using an average annual increase of 3.5%. Fees for years after 2020 have not yet been negotiated and could increase or decrease or change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after March 31, 2017. In April 2017, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in June 2017. Quarterly cash dividends paid in 2016 totaled approximately $24.8 million.

LIQUIDITY

As of March 31, 2017, our cash and cash equivalents totaled $53.6 million, outstanding borrowings under the Credit Facility totaled $63.0 million (all Term Loan), outstanding letters of credit amounted to $605,000, and we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any. We may, from time to time, engage in additional financing depending on future growth and financing needs, or redeem, retire or purchase our debt and equity securities depending on liquidity, prevailing market conditions, permissibility under our debt agreements, and other factors as our Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements through 2024 as further described below. Many of our other sponsorships and corporate marketing contracts are for multiple years. Most of our Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series event sponsorships for the 2017 racing season, and many for years beyond 2017, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. See Notes 1 and 2 to the Consolidated Financial Statements for additional information on our businesses and activities.

Expanded Multi-year, Multi-platform NASCAR Broadcasting Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received under broadcasting rights contracts between NASCAR and various television networks (44% of our total revenues in 2016). The ten-year television broadcasting agreements for 2015 through 2024 were negotiated and contracted by NASCAR. We participate in these ten-year, multi-platform and media partnership agreements with NASCAR, FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series racing events, as well as certain NASCAR K&N Pro Series and Whelen Modified Tour events. NASCAR announcements have valued the new industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual rights fees for the industry and an approximate 46% increase over the previous contract annual average of $560 million. These ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually. Our total contracted NASCAR broadcasting revenues are expected to approximate $232 million in 2017. SMI has separate five-year Event Management Agreements with NASCAR, under which our speedways conduct Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series and the All-Star Race events through 2020. Those agreements contain annual increases in event management fees of three to four percent.

These broadcasting agreements include various “TV Everywhere” rights that allow 24-hour video-on-demand, expanded live-streaming and re-telecasting of certain races, in-progress and finished race highlights, replays of FOX-televised races to a Fox Sports-affiliated website, broadcasting rights for Spanish-language broadcasts, website content and other ancillary programming, as well as nightly and weekend NASCAR news and information shows. These rights are important to the broadcasters, and in turn industry stakeholders, for monetizing alternative digital delivery methods of NASCAR content and the evolving ways live sports content is consumed. NASCAR announced that "secondary ancillary rights" fees will be distributed 60% to teams, 30% to promoters (such as the Company) and 10% to NASCAR. These would be non-live broadcast rights for highlights and other digital content, including licensing to fantasy games for use of driver and team images. We believe there is long-term value to those ancillary rights; however, we do not control the annual profitability shared with industry-wide participants and are unable to determine if or when annual revenue amounts may increase. We believe this expanding market exposure to younger and widening demographics provides long-term marketing opportunities for our advertisers and other customers, reflecting the increasing value of our premium media content and venues.

2018 Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series Race Date Realignments to Las Vegas Motor Speedway – We recently obtained approval from NASCAR to realign one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market. Those factors and other considerations are further described in the “Risk Factors” in our 2016 Annual Report, and are not repeated here. While not expected to significantly impact our 2017 operating results, the planned realignment may have a material impact on our annual cash flow cycles beginning later in 2017, and our operating results between quarters after 2017. At this time, realignment has had no significant impact on our financial statements.

Income Taxes – At March 31, 2017, we had net deferred tax liabilities of approximately $329.0 million and liabilities for uncertain tax benefits of $12.0 million as further described in Note 8 to the Consolidated Financial Statements in our 2016 Annual Report. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. Our deferred tax liabilities associated with our property and equipment are material. Our future capital expenditures, along with changes in federal and state income tax regulations, can significantly impact such reversal and the amount and timing of our future cash paid for income taxes. Our cash paid for income taxes in recent years has been significantly reduced through use of various tax minimization strategies and income tax benefits. While management plans to minimize income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are not yet determinable. Income tax benefits may no longer be available, resulting in a significant increase in required cash payments for income taxes, particularly after 2016.

Current economic and political conditions make tax rules in any jurisdiction, including the US, subject to significant change. There have been proposals to reform US tax laws that could significantly impact how corporations are taxed. Although we cannot predict whether or in what form such proposals will pass, several of the proposals considered, if enacted into law, could have a material impact on our income tax expense, cash flows and deferred tax liabilities.

General Debt Overview – We have reduced total long-term debt by approximately $196 million in 2014 through 2016 and reduced interest costs through principal repayment and various financing transactions. Although our financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, the structured repayment of Term Loan borrowings over five years and lower interest costs under the 2023 Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See our "Risk Factors" in our 2016 Annual Report for other factors related to our debt and general economic conditions.

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

2023 Senior Notes – We completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the 2023 Senior Notes), and an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes were issued at par, and net proceeds were used to redeem a portion of our former 2019 Senior Notes as further described in Note 6 to the Consolidated Financial Statements in our 2016 Annual Report. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1.

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements in our 2016 Annual Report. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of March 31, 2017.

Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining a consolidated interest coverage ratio of no less than 3.25 to 1.0. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. Any non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors” in our 2016 Annual Report, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2017, we repurchased 62,000 shares of common stock for approximately $1.3 million. As of March 31, 2017, we could repurchase up to an additional 380,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At March 31, 2017, we had various construction projects underway. In 2017, we repaved and reprofiled TMS’s superspeedway, and are finishing enhancement of CMS’s road course. Similar to 2016, we plan to upgrade media centers, and continue modernizing and expanding fan-zone entertainment and premium hospitality areas, restroom facilities and other fan amenities at several of our speedways. We also plan to continue installing “SAFER” crash walls or similar barriers at certain speedways, and investing in social media and web application technology. Our capital expenditures amounted to $34.6 million in 2016 as further described in our 2016 Annual Report. At this time, 2017 aggregate payments for capital expenditures are estimated to approximate $20.0 to $30.0 million. As of March 31, 2017, we had approximately $1.9 million in contractual obligations for capital expenditures. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

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

On February 15, 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6.2 million, which was paid on March 17, 2017 to shareholders of record as of March 1, 2017. On April 19, 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 5, 2017 to shareholders of record as of May 15, 2017. These 2017 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of March 31, 2017, we had aggregate outstanding letters of credit of $605,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of March 31, 2017, there were $63.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at March 31, 2017 would cause an approximate change in annual interest expense of $630,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. There were no interest rate or other swaps at March 31, 207 or December 31, 2016. As of March 31, 2017, we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2017 and December 31, 2016 (in thousands):

	Carrying Value		Fair Value
	2017	2016	2017	2016	Maturity Dates
Floating rate revolving Credit Facility, all Term Loan(1)	$63,000	$66,000	$63,000	$66,000	December 2019
5.125% Senior Notes	200,000	200,000	202,000	202,500	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings in the three months ended March 31, 2017 was 2.1% and 2016 was 1.9%.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $605,000, and no instruments or securities with equity price risk, as of both March 31, 2017 and December 31, 2016.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective as of March 31, 2017 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, or that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows. New or material developments on our more significant lawsuits, if any, are described in Note 8 to the Consolidated Financial Statements. See Item 1A “Risk Factors” of our 2016 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended March 31, 2017.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of March 31, 2017, we could repurchase up to an additional 380,000 shares under the current authorization.

During the three months ended March 31, 2017, we repurchased 62,000 shares of common stock on the open market for approximately $1.3 million, and 31,000 shares of our common stock were delivered to us at an average price per share of $19.45 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of March 31, 2017
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	20,000	$21.81	20,000	422,000
February 2017	19,000	21.74	19,000	403,000
March 2017	54,000	19.54	23,000	380,000
First Quarter 2017	93,000	$20.48	62,000	380,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

-SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: April 28, 2017	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer) and President

Date: April 28, 2017	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)