Form 10-Q
period 2017-06-30
SPEEDWAY MOTORSPORTS INC
filed 2017-07-27
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, there were 41,001,116 shares of the registrant’s common stock outstanding.

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

Certain Information - The Company’s website where you can find additional information is located at www.speedwaymotorsports.com. We make available free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the SEC. Our SEC filings are publicly available at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. We post on our website the charters of our Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (NYSE) regulations. Please note that our website is provided as an inactive textual reference only. Information provided on our website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting stockholder by contacting our corporate secretary at our company offices.

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$87,653	$79,342
Accounts receivable, net	46,505	29,444
Prepaid and refundable income taxes	285	7,384
Inventories, net	8,009	8,212
Prepaid expenses	4,075	3,527
Total Current Assets	146,527	127,909
Note Receivable	1,060	1,143
Other Assets	23,468	23,142
Property and Equipment, Net (Note 2)	983,465	1,000,230
Other Intangible Assets, Net	298,383	298,383
Goodwill (Note 4)	46,225	47,342
Total	$1,499,128	$1,498,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,662	$7,657
Accounts payable	17,420	13,497
Deferred race event and other income, net	51,918	44,782
Accrued income taxes	10,482	–
Accrued interest	4,287	4,311
Accrued expenses and other current liabilities	22,437	24,424
Total Current Liabilities	114,206	94,671
Long-term Debt	228,844	254,398
Deferred Income	3,357	3,742
Deferred Income Taxes, Net	324,764	329,398
Other Liabilities	18,581	18,157
Total Liabilities	689,752	700,366
Commitments and Contingencies
Stockholders ’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,018,000 in 2017 and 41,098,000 in 2016	460	459
Additional Paid-in Capital	260,544	258,880
Retained Earnings	657,281	644,308
Treasury Stock at cost, shares – 4,987,000 in 2017 and 4,830,000 in 2016	(108,909)	(105,864)
Total Stockholders ’ Equity	809,376	797,783
Total	$1,499,128	$1,498,149

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2017	2016
Revenues:
Admissions	$29,141	$29,634
Event related revenue	50,080	49,339
NASCAR broadcasting revenue	92,415	89,167
Other operating revenue	7,617	7,548
Total Revenues	179,253	175,688

Expenses and Other:
Direct expense of events	33,231	34,730
NASCAR event management fees	54,150	52,478
Other direct operating expense	5,031	4,955
General and administrative	26,944	27,312
Depreciation and amortization	13,469	13,570
Interest expense, net	3,163	3,291
Impairment of goodwill (Note 4)	1,117	–
Other income, net	(376)	(13)
Total Expenses and Other	136,729	136,323

Income Before Income Taxes	42,524	39,365
Provision for Income Taxes	(15,218)	(14,618)
Net Income	$27,306	$24,747

Basic Earnings Per Share	$0.67	$0.60
Weighted Average Shares Outstanding	41,045	41,184

Diluted Earnings Per Share	$0.67	$0.60
Weighted Average Shares Outstanding	41,056	41,195

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2017	2016
Revenues:
Admissions	$43,891	$45,073
Event related revenue	69,039	71,069
NASCAR broadcasting revenue	131,226	126,614
Other operating revenue	15,422	16,108
Total Revenues	259,578	258,864

Expenses and Other:
Direct expense of events	45,688	47,790
NASCAR event management fees	77,210	74,776
Other direct operating expense	10,171	10,544
General and administrative	49,530	51,386
Depreciation and amortization (Note 2)	30,974	26,941
Interest expense, net	6,168	6,630
Impairment of goodwill (Note 4)	1,117	–
Other expense, net	202	55
Total Expenses and Other	221,060	218,122

Income Before Income Taxes	38,518	40,742
Provision for Income Taxes	(13,147)	(15,134)
Net Income	$25,371	$25,608

Basic Earnings Per Share	$0.62	$0.62
Weighted Average Shares Outstanding	41,066	41,206

Diluted Earnings Per Share	$0.62	$0.62
Weighted Average Shares Outstanding	41,082	41,220

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2017	41,098	$459	$258,880	$644,308	$(105,864)	$797,783
Net income	—	—	—	25,371	—	25,371
Share-based compensation	76	1	1,664	—	—	1,665
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(12,398)	—	(12,398)
Repurchases of common stock	(156)	—	—	—	(3,045)	(3,045)
Balance, June 30, 2017	41,018	$460	$260,544	$657,281	$(108,909)	$809,376

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended June 30:
	2017	2016
Cash Flows from Operating Activities:
Net income	$25,371	$25,608
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	1,117	-
Deferred loan cost amortization	769	745
Loss (gain) on disposals of property and equipment and insurance recovery	114	(337)
Depreciation and amortization	30,974	26,941
Amortization of deferred income	(523)	(546)
Deferred income tax provision	(4,539)	12,219
Share-based compensation	1,665	1,708
Changes in operating assets and liabilities:
Accounts receivable	(17,341)	(8,581)
Prepaid, refundable and accrued income taxes	16,546	1,667
Inventories	203	(1,844)
Prepaid expenses	(26)	282
Accounts payable	2,473	4,161
Deferred race event and other income	7,152	16,240
Accrued interest	(24)	3
Accrued expenses and other liabilities	(1,731)	(975)
Deferred income	122	85
Other assets and liabilities	(182)	(180)
Net Cash Provided By Operating Activities	62,140	77,196

Cash Flows from Financing Activities:
Principal payments on long-term debt	(26,157)	(32,177)
Dividend payments on common stock	(12,398)	(12,428)
Repurchases of common stock	(3,045)	(2,887)
Net Cash Used By Financing Activities	$(41,600)	$(47,492)

Cash Flows from Investing Activities:
Payments for capital expenditures	$(15,066)	$(28,157)
Proceeds from sales of property and equipment and insurance recovery	2,474	467
Repayment of note receivable	363	79
Net Cash Used By Investing Activities	(12,229)	(27,611)

Net Increase in Cash and Cash Equivalents	8,311	2,093
Cash and Cash Equivalents at Beginning of Period	79,342	82,010
Cash and Cash Equivalents at End of Period	$87,653	$84,103

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$6,515	$9,296
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	1,447	4,335

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

Quarterly Reporting and Certain Schedule Changes – We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at our speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of our motorsports business. The more significant racing schedule changes for the three and six months ended June 30, 2017 as compared to 2016 include:

•	Poor weather resulted in postponing and next-day rescheduling one Monster Energy NASCAR Cup race, and delaying the completion of one NASCAR Xfinity race, at BMS in the second quarter 2017
•	Poor weather resulted in delaying the completion of one Monster Energy NASCAR Cup race at CMS in the second quarter 2017
•	TMS held one IndyCar race in the second quarter 2017; poor weather at TMS resulted in rescheduling an IndyCar race from the second quarter 2016 to the third quarter 2016 as further discussed below

Poor weather resulted in postponing and rescheduling an IndyCar race at TMS from the second quarter 2016 to the third quarter 2016. The Company offered to honor unused tickets through exchange for race tickets to TMS’s Monster Energy NASCAR Cup race in April 2017 or IndyCar race in June 2017. The exchange offer expired in June 2017, and cash refunds were not offered. Tickets exchanged for race events held in 2017 were not significant. As of December 31, 2016, we had deferred race event income of $524,000 for unredeemed tickets associated with TMS’s 2016 IndyCar race, all of which was recognized in the second quarter 2017.

Consolidated Statements of Cash Flows – Before December 31, 2016, cash we collected and temporarily held on behalf of our third-party food and beverage concessionaire, and not remitted until after period end, was presented separately from cash flows from operating activities. We now include such amounts in cash flows from operating activities for both periods, increasing cash flow from operations, and the change in accounts payable, by $204,000 for the six months ended June 30, 2016. There was no impact on the Consolidated Balance Sheets or Statements of Operations.

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

Our effective income tax rate for the three months ended June 30, 2017 and 2016 was 35.8% and 37.1%, and for the six months ended June 30, 2017 and 2016 was 34.1% and 37.1%, respectively. The tax rates for the three and six months ended June 30, 2017 reflect reduced net deferred income tax liabilities of $481,000 and $1,791,000 for anticipated lower state income tax rates associated with race date realignments, and other lower effective state income tax rates. The tax rate for the six months ended June 30, 2017 was partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards of $515,000. We paid cash of $725,000 and $650,000 for income taxes in the six months ended June 30, 2017 and 2016.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $12,006,000 at June 30, 2017 and December 31, 2016, $11,746,000 of which relates to our discontinued operation (see Note 1 to the Consolidated Financial Statements in our 2016 Annual Report). Of those amounts, $11,794,000 is included in noncurrent other liabilities, all of which would favorably impact our effective tax rate if recognized, and $212,000 is included in deferred tax liabilities, at both June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, management believes $260,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with unrecognized tax benefits were insignificant for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, we had $159,000 and $140,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2006 through 2008, and 2012 through 2016, by the California Franchise Tax Board, 2013 through 2016 by the Internal Revenue Service, and 2012 through 2016 by other state taxing jurisdictions to which we are subject.

Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. At June 30, 2017, liabilities for unrecognized tax benefits totaled $12.0 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Taxes Collected from Customers – We report sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended June 30, 2017 and 2016 were $2,318,000 and $2,451,000, and for the six months ended June 30, 2017 and 2016 were $2,729,000 and $2,817,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $5,419,000 and $5,655,000 for the three months ended June 30, 2017 and 2016, and $7,023,000 and $7,582,000 for the six months ended June 30, 2017 and 2016. There were no deferred direct-response advertising costs at June 30, 2017 or December 31, 2016.

TMS Mineral Rights Lease Receipts – We recognized royalty revenue of $530,000 and $424,000 in the three months ended June 30, 2017 and 2016, and $978,000 and $1,051,000 in the six months ended June 30, 2017 and 2016 under a natural gas mineral rights lease agreement and a joint exploration agreement entitling TMS to stipulated stand-alone and shared royalties, as further described in Note 2 to the Consolidated Financial Statements in our 2016 Annual Report. Such revenues can vary from associated volatility in natural gas price levels and common diminishing well production. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. However, at this time, management believes 2017 revenues will not differ significantly from 2016, and that our infrastructure spending will continue to exceed anticipated future royalties. As of June 30, 2017 and December 31, 2016, there was no deferred income associated with these agreements.

Fair Value of Financial Instruments – We follow applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes receivable and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt bears interest approximating market rates or where non-interest bearing is discounted based on estimated current cost of borrowings; therefore, carrying values approximate market value. There have been no changes or transfers between category levels or classes. The following table presents estimated fair values and categorization levels of our financial instruments as of June 30, 2017 and December 31, 2016 (in thousands):

			2017		2016
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash and cash equivalents	1	R	$87,653	$87,653	$79,342	$79,342
Notes receivable	2	NR	1,060	1,060	1,143	1,143
Cash surrender values	2	NR	9,360	9,360	8,919	8,919

Liabilities (principal)
Floating rate revolving Credit Facility, including Term Loan	2	NR	40,000	40,000	66,000	66,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	205,000	200,000	202,500
Other long-term debt	2	NR	1,049	1,049	1,206	1,206

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Property and Equipment – From time to time, we may decide to repurpose various seating, suites and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes such as offering expanded premium hospitality, RV camping and advertising areas, or wider seating and improved sight lines. When management decides on repurpose and removal, depreciation is accelerated and recorded prospectively over shortened estimated remaining useful lives of the assets, and accounted for as a change in estimate, beginning when management contracts and begins removal. In the first quarter 2017, we contracted and began removing approximately 7,000 seats at CMS, 17,000 seats at KyS and 12,000 seats at NHMS, which was substantially completed in the first half of 2017. As such, we recorded pre-tax charges for accelerated depreciation and costs of removal (included in other expense, net) aggregating approximately $4,597,000, before income tax benefits of $1,700,000, in the first quarter 2017. These charges are included in our "motorsports event related" reporting segment (see Note 10).

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606): Section A - Summary and Amendments That Create Revenue from Contracts with Customers and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40)" which enhances comparability and clarifies principles of revenue recognition arising from contracts with customers that supersedes most current revenue recognition guidance. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services, and expands required financial statement disclosures regarding revenue recognition. The FASB has recently issued several amendments to the new standard, including Update No. 2016-08 "Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations" clarifying implementation guidance for those considerations in Update No. 2014-09, and Update No. 2016-10 "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing" amending the guidance in Update No. 2014-09 related to those items. The FASB issued Update No. 2015-14 approving deferral of Update No. 2014-09 for one year, with such guidance now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance may be applied retrospectively to each prior period presented or retrospectively with cumulative effects recognized as of the date of adoption. The Company continues preliminary evaluation of the potential impact that adoption may have on its financial statements, including associated accounting policies, processes, and system requirements to enable timely and accurate reporting. The Company plans to adopt this new guidance in the first quarter 2018 using the modified retrospective method of adoption.

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

The FASB issued Accounting Standards Update No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 (measuring goodwill impairment loss by comparing implied fair value of a reporting unit’s goodwill to the carrying amount of that goodwill) from the impairment test. Under this update, entities should perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The same impairment assessment applies to all reporting units, and entities still have the option to perform qualitative assessment for a reporting unit to determine if quantitative impairment testing is necessary. This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The Company is required to adopt this guidance for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance for its annual impairment testing performed in the second quarter 2017 (see Note 4).

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	June 30,	December 31,
	2017	2016
Finished race cars, parts and accessories	$5,021	$5,263
Souvenirs and apparel	2,252	2,131
Micro-lubricant® and other	736	818
Total	$8,009	$8,212

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Annual Impairment Assessment – The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Other intangible assets are comprised of nonamortizable race event sanctioning and renewal agreements. See Notes 2 and 5 to the Consolidated Financial Statements in our 2016 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation.

Management's latest annual assessment in the second quarter 2017 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units and identified intangible assets. The impairment evaluation considered NASCAR’s approved realignment of one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018, and anticipated associated net increases in our future long-term cash flows and operating profits. Management also considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements (we had agreements with NASCAR to annually conduct thirteen Monster Energy Cup, eleven Xfinity and eight Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, substantially exceeds its current market capitalization. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Among other factors, the latest assessment assumes projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management fees, based on historical and anticipated rates which are supported by recently negotiated multi-year contracts. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to our common stock from historical and forward-looking perspectives.

Our 2017 annual assessment found the estimated fair value of each reporting unit and each indefinite-lived race date intangible asset substantially exceeded its associated carrying value except for NHMS and TMS race date agreements and SMIP’s reporting unit. As of June 30, 2017 and December 31, 2016, the carrying values of non-amortizable race date event sanctioning and renewal agreements associated with NHMS and TMS were approximately $199.6 million and $98.8 million. We recognized an impairment for NHMS race date intangible assets in 2015 reducing carrying values to estimated fair value at that time resulting in nominal excess fair value in future impairment assessments. The estimated excess of fair value of identified intangible assets associated with NHMS and TMS, is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Management’s assumptions considered the following factors and conditions. NHMS was acquired in 2008, largely before the severe economic recession, which has resulted in long-term operating challenges for many major sports. The 2017 evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for NHMS and TMS race date intangible assets.

Our 2017 annual assessment indicated that the carrying value of goodwill associated with SMIP, which conducts event and non-event souvenir merchandising, exceeded its estimated fair value because of potentially unfavorable merchandising business model developments. As such, a non-cash impairment charge of $1,117,000, before income tax benefits of $419,000, was reflected in the second quarter 2017 to reduce associated goodwill to $0. The 2017 impairment charge pertains to our “motorsports event related” reporting segment (see Note 10).

There have since been no other events or circumstances that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of June 30, 2017. Our future profitability or success associated with the NASCAR race realignments described above could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information – The changes in the carrying value of other intangible assets and goodwill during the six months ended June 30, 2017 and 2016 are set forth below. The carrying amounts include accumulated impairments for goodwill of $149.7 million and $148.6 million at June 30, 2017 and December 31, 2016, and for other intangible assets of $99.9 million at both June 30, 2017 and December 31, 2016.

Changes in the carrying value of other intangible assets and goodwill are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2017	2016	2017	2016
Balance, beginning of year	$298,383	$298,394	$47,342	$47,342
Increase from acquisitions	–	–	–	–
Decrease from impairment charges	–	–	(1,117)	–
Balance, end of period	$298,383	$298,394	$46,225	$47,342

5. LONG-TERM DEBT

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn in March 2016 and repaid in the second quarter 2016) (the Term Loan or Term Loans); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis ($7,500,000 for fiscal 2017).

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

We repaid Term Loan borrowings of $23,000,000 and $26,000,000 during the three and six months ended June 30, 2017, and $30,000,000 and $32,000,000 during the three and six months ended June 30, 2016. There were no borrowings under the Credit Facility during those periods. At June 30, 2017 and December 31, 2016, outstanding borrowings under the Credit Facility were $40,000,000 and $66,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $605,000 at both dates. As of June 30, 2017, we had availability for borrowing up to an additional $99,395,000, including up to an additional $49,395,000 in letters of credit, under the revolving Credit Facility.

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

Other Notes Payable – At June 30, 2017 and December 31, 2016, long-term debt includes a 3% interest bearing debt obligation of $1,049,000 and $1,206,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Deferred Financing Costs – Deferred financing costs associated with our revolving Credit Facility are reported in other noncurrent assets, and those associated with the 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt. As of June 30, 2017 and December 31, 2016, long-term debt reflects deferred financing costs, net of accumulated amortization, of $4,543,000 and $5,151,000.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. We were in compliance with all applicable covenants under these debt agreements as of June 30, 2017. See Note 6 to the Consolidated Financial Statements included in our 2016 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2017	2016	2017	2016
Gross interest costs	$3,336	$3,543	$6,644	$7,107
Less: capitalized interest costs	(98)	(196)	(153)	(378)
Interest expense	3,238	3,347	6,491	6,729
Interest income	(75)	(56)	(323)	(99)
Interest expense, net	$3,163	$3,291	$6,168	$6,630
Weighted-average interest rate on Credit Facility borrowings	2.3%	1.9%	2.2%	1.9%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted income per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2017	2016	2017	2016
Net income applicable to common stockholders and assumed conversions	$27,306	$24,747	$25,371	$25,608

Weighted average common shares outstanding	41,045	41,184	41,066	41,206
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	11	11	16	14
Weighted average common shares outstanding and assumed conversions	41,056	41,195	41,082	41,220

Basic earnings per share	$0.67	$0.60	$0.62	$0.62
Diluted earnings per share	$0.67	$0.60	$0.62	$0.62
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	12	157	11	145

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

During the three and six months ended June 30, 2017, we repurchased 63,000 and 125,000 shares of common stock for $1,137,000 and $2,438,000. As of June 30, 2017, we could repurchase up to an additional 317,000 shares under the current authorization. During the six months ended June 30, 2017, we repurchased approximately 31,000 shares of common stock for $607,000 from management employees to settle income taxes on 65,000 restricted shares that vested during the period. As of and through June 30, 2017, treasury stock includes 304,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – To date in 2017, our Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 15, 2017	April 19, 2017	July 19, 2017
Record date	March 1, 2017	May 15, 2017	August 15, 2017
Paid or payable to shareholders	March 17, 2017	June 5, 2017	September 5, 2017
Aggregate quarterly cash dividend	$6,241	$6,157	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, share various expenses in the ordinary course of business under a shared services agreement. The Company incurred expenses of $202,000 and $232,000 in the three months ended June 30, 2017 and 2016, and $406,000 and $449,000 in the six months ended June 30, 2017 and 2016 under the shared services agreement. Amounts due from or payable to Sonic Financial at June 30, 2017 or December 31, 2016 were not significant.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer under annually renewable lease agreements. Rent expense amounted to $181,000 and $179,000 in the three months ended June 30, 2017 and 2016, and $362,000 and $361,000 in the six months ended June 30, 2017 and 2016. Amounts owed to these affiliated companies at June 30, 2017 or December 31, 2016 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which our Executive Chairman and Chief Executive Officer are controlling stockholders, for an aggregate of $17,000 and $66,000 in the three months ended June 30, 2017 and 2016, and $144,000 and $105,000 in the six months ended June 30, 2017 and 2016. There were no vehicles sold to SAI in the three or six months ended June 30, 2017 and 2016. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $189,000 and $173,000 in the three months ended June 30, 2017 and 2016, and $476,000 and $455,000 in the six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, approximately $128,000 and $84,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $494,000 and $498,000 in the three months ended June 30, 2017 and 2016, and $1,058,000 and $1,084,000 in the six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, approximately $236,000 and $194,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of June 30, 2017 and December 31, 2016 and transactions for the three and six months ended June 30, 2017 and 2016 are summarized below (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable	$364	$278

	Three Months Ended June 30:		Six Months Ended June 30:
	2017	2016	2017	2016
Merchandise and vehicle purchases	$17	$66	$144	$105
Shared services expense	202	232	406	449
Merchandise sales	683	671	1,534	1,539
Rent expense	181	179	362	361

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

The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the six months ended June 30, 2017 and 2016. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

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

In each of the six months ended June 30, 2017 and 2016, the Company repurchased 31,000 shares of common stock for $597,000 and $588,000, respectively, from executive management employees to settle income taxes on 64,000 shares that vested during each period. The Company also repurchased approximately 500 shares of common stock from a non-executive management employee in each of the six months ended June 30, 2017 and 2016 for $9,000 to settle income taxes on 1,500 shares that vested during each period.

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

Share-Based Payments – There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2017 or 2016 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted or exercised under any of the Company’s stock compensation plans during the six months ended June 30, 2017 or 2016.

Share-based compensation cost for the three months ended June 30, 2017 and 2016 totaled $856,000 and $841,000, before income taxes of $306,000 and $312,000, and for the six months ended June 30, 2017 and 2016 totaled $1,665,000 and $1,708,000, before income taxes of $568,000 and $634,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at June 30, 2017 or December 31, 2016. As of June 30, 2017, there was approximately $4,008,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the Company's stock compensation plans that is expected to be recognized over a weighted average period of 1.0 year. As of June 30, 2017, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

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

	Three Months Ended June 30:
	2017			2016
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$174,144	$5,109	$179,253	$170,694	$4,994	$175,688
Depreciation and amortization	13,434	35	13,469	13,529	41	13,570
Impairment of goodwill (Note 4)	1,117	–	1,117	–	–	–
Segment operating income	43,953	1,358	45,311	41,396	1,247	42,643

	Six Months Ended June 30:
	2017			2016
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$249,242	$10,336	$259,578	$247,970	$10,894	$258,864
Depreciation and amortization	30,901	73	30,974	26,857	84	26,941
Impairment of goodwill (Note 4)	1,117	–	1,117	–	–	–
Segment operating income	42,428	2,460	44,888	44,777	2,650	47,427
Capital expenditures	15,045	21	15,066	28,107	50	28,157

	June 30, 2017			December 31, 2016
Other intangibles	$298,383	–	$298,383	$298,383	–	$298,383
Goodwill	46,225	–	46,225	47,342	–	47,342
Total assets	1,475,083	$24,045	1,499,128	1,474,127	$24,022	1,498,149

The following table reconciles segment operating income above to consolidated income before income taxes for the periods indicated (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2017	2016	2017	2016
Total segment operating income	$45,311	$42,643	$44,888	$47,427
Adjusted for:
Interest expense, net	(3,163)	(3,291)	(6,168)	(6,630)
Other income (expense), net	376	13	(202)	(55)
Consolidated income before income taxes	$42,524	$39,365	$38,518	$40,742

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

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing or other events in any particular future quarter, particularly realigned NASCAR Cup racing events, may tend to minimize or concentrate operating income in respective future quarters. For example, we plan to realign one annual Monster Energy NASCAR Cup race and one annual NASCAR Camping World Truck race from NHMS, and one annual NASCAR Xfinity race from KyS, to LVMS in September 2018. Also, we plan to move one annual Monster Energy NASCAR Cup race and one annual NASCAR Xfinity race at CMS to the third quarter 2018 from the fourth quarter 2017. Realignment or moving of other race dates can significantly increase or decrease our quarterly operating income, corresponding with the move of race dates between quarters. Such changes can also significantly impact our annual cash flow cycles because we sell many tickets and event related revenues in advance and certain NASCAR broadcasting revenue payments are received after events are held.

Racing schedule changes can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. The operating results for the three and six months ended June 30, 2017 and 2016 are not indicative of results that may be expected for future periods because of such seasonality.

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

•	Annual impairment assessment of Goodwill and Other Intangible Assets (discussed in Note 4 to the Consolidated Financial Statements)
•	Ongoing reduced interest costs from substantial debt reduction (discussed below in “Liquidity”)
•	Repurchases of common stock (discussed below in “Liquidity”)
•	Unrecognized compensation cost for non-vested share-based payments (discussed in Note 9 to the Consolidated Financial Statements)

General Factors and Current Operating Trends – Our year-to-date 2017 race season results reflect lower admission and event related revenues, and higher track rental revenues, at certain speedways on a comparable year-over-year basis. Many entertainment companies, including most sporting venues, are facing challenging admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes many of our revenue categories continue to be negatively impacted by changing demographics and evolving media content consumption, as well as ongoing uncertain consumer and corporate spending, high underemployment in certain demographic groups and absence of a stronger middle class economic recovery. Those and other factors such as high local lodging prices and minimum stay requirements, increasing highway congestion, and high food and health-care costs, are believed to be resulting in less travel and spending by certain fans and customers. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and other operating costs. At this time, we are unable to determine if those trends will reverse in 2017 or beyond.

Competing with Evolving Media and Content Consumption – Similar to most sports, the motorsports industry is experiencing an evolving media and entertainment consumption transformation. Changing demographics, new technology and expanding online viewing options are dramatically changing how all media content is consumed, and not just that of motorsports. New and expanding entertainment options are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding motorsports and non-motorsports related media coverage and content by network and cable broadcasters. Also, the ongoing improvements in high-definition television technology and increasing digital video recorder “DVR” use and expanding media, internet and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events, are increasingly influenced and used by changing demographics and are significantly impacting how content is consumed. NASCAR delivers content through multiple platforms. As such, we, NASCAR and the broadcasters continue to increase and expand our promotional efforts and initiatives. Although these changes will likely continue, we believe the desire and demand for motorsports racing content, particularly for NASCAR racing, has been and will remain strong regardless of how such media content is consumed.

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

For 2017, NASCAR has introduced an exciting new “stage-based” race format for all three of its national series - the Monster Energy Cup, Xfinity and Camping World Truck Series. This new format features three stages, providing “natural interludes” for fans and coordinated segment breaks between NASCAR and the TV broadcasters for maximizing on-track action viewing. The format also features substantial changes to how race points are awarded, with championship implications in each stage, and new qualifying procedures. Race car drivers receive points depending on their running order at the end of each stage, and the “playoff” bonus structure has been expanded and enhanced to continue throughout the entire playoffs - instead of just the first round. We believe these are some of the biggest and most exciting changes in years, as drivers will now need to compete for spots early in events rather focusing towards the end of a race and over the entire racing season. NASCAR has approved CMS conducting Monster Energy Cup and Xfinity Series racing events on its new “Roval” infield road course beginning in September 2018. We believe many fans will find the racing on CMS’s 2.4-mile combined superspeedway and road course novel and exciting, possibly setting the stage for similar configured racing at other motorsport facilities. Other upcoming changes and improvements by NASCAR include, or possibly could include, holding qualifying on the same day as scheduled races, shorter practice times, and further lowering of downforce packages.

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

NASCAR Cup Series Sponsor Change – Before 2017, Sprint was the entitlement sponsor for NASCAR’s premiere racing Cup Series for several years. Starting with the 2017 race season, Monster Energy has replaced Sprint as the NASCAR Cup Series sponsor under a multi-year agreement. Monster Energy is a widely known brand, and popular with younger and changing demographic groups. Those groups are important targeted markets for all involved in NASCAR motorsports. We believe that Monster Energy plans to commit sizable resources in promoting their expanded involvement in NASCAR racing, and will work closely with industry stakeholders and the broadcasters to widen the reach of NASCAR racing in general. Specific financial and other terms have not yet been disclosed. The Sprint sponsorship provided us with sizable annual revenue. While we anticipate future revenue under the new arrangement, annual amounts may initially be lower.

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

For certain of our 2017 events, similar to recent years, management has maintained reduced or lowered ticket and food and beverage prices (particularly for families and children) and is offering extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of somewhat difficult economic conditions. Many of our fans are purchasing tickets closer to event dates. We have promotional campaigns to incentivize earlier ticket purchasing, season ticket package renewal and purchases by families. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles, management believes these are prudent measures in the current operating environment.

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

Facility Repurposing – From time to time, we repurpose various seating, suite and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes such as offering expanded premium hospitality, RV camping and advertising areas, or wider seating and improved sight lines. Along with generating other facility revenues, removal also reduces depreciation and certain other operating costs. For example, CMS now offers new premium hospitality areas and entertainment activities, including an outdoor 'Sun Deck' featuring premium amenities, with nearby solar panels as part of our “green initiatives", after repurposing certain fourth-turn seating in 2017. From time to time, we sell advertising, fixed billboards and other promotional space on wide repurposed areas, which we believe is desirable advertising space. We believe repurposing and alternative use of desirable advertising space helps improve pricing power, and provides increased marketing appeal. In the first quarter 2017, we contracted and began removing 7,000 seats at CMS, 17,000 seats at KyS and 12,000 seats at NHMS, which was substantially completed in the first half 2017. We recorded pre-tax charges for accelerated depreciation and costs of removal aggregating approximately $4,597,000 in the first quarter 2017.

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

Reaffirmed 2017 Earnings Guidance – In connection with our second quarter 2017 earnings release, management reaffirmed its previous full year 2017 non-GAAP earnings guidance of $0.90-$1.10 per diluted share, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing uncertain economic conditions, among other factors. Inclement weather, potential higher fuel, health-care and food costs and continuing underemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below, along with the “Near-term Operating Factors” described above, help in understanding and comparing our results of operations. The more significant racing schedule changes for the three and six months ended June 30, 2017 as compared to 2016 include:

•	Poor weather resulted in postponing and next-day rescheduling one Monster Energy NASCAR Cup race, and delaying the completion of one NASCAR Xfinity race, at BMS in the second quarter 2017
•	Poor weather resulted in delaying the completion of one Monster Energy NASCAR Cup race at CMS in the second quarter 2017
•	TMS held one IndyCar race in the second quarter 2017; poor weather at TMS resulted in rescheduling an IndyCar race from the second quarter 2016 to the third quarter 2016 (the IndyCar Race Date Change)

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

We have not reconciled non-GAAP forward-looking earnings per diluted share to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because, as indicated by our relatively wide range of earnings guidance, forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable. Such factors include various economic factors, the seasonal popularity or success of NASCAR, geopolitical factors, weather, as well as others described in the "Risk Factors" in our 2016 Annual Report, any or all of which can significantly impact our future results. These components and other factors could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or diluted earnings per share, determined in accordance with GAAP. Individual quarterly per share amounts may not be additive due to rounding. Amounts below are in thousands except per share amounts.

	Three Months Ended June 30:		Six Months Ended June 30:
	2017	2016	2017	2016
Net income using GAAP	$27,306	$24,747	$25,371	$25,608
Impairment of goodwill, pre-tax (Note 4)	1,117	–	1,117	–
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 2)	–	–	4,597	–
Aggregate income tax effect of non-GAAP adjustments	(419)	–	(2,119)	–
Non-GAAP net income	$28,004	$24,747	$28,966	$25,608

Diluted earnings per share using GAAP	$0.67	$0.60	$0.62	$0.62
Impairment of goodwill, pre-tax	0.03	–	0.03	–
Accelerated depreciation on retired assets and costs of removal, pre-tax	–	–	0.11	–
Aggregate income tax effect of non-GAAP adjustments	(0.01)	–	(0.05)	–
Non-GAAP diluted earnings per share	$0.68	$0.60	$0.71	$0.62

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total Revenues for the three months ended June 30, 2017 increased by $3.6 million, or 2.0%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2017 decreased by $493,000, or 1.7%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions revenue at certain NASCAR racing events on a comparable year-over-year basis, partially offset by TMS holding an IndyCar race in the second quarter 2017, which in 2016 was postponed and rescheduled from the second quarter to the third quarter due to poor weather. The decrease was also offset by higher admission revenues associated with certain non-NASCAR racing events held in the current period as compared to last year.

Event Related Revenue for the three months ended June 30, 2017 increased by $741,000, or 1.5%, over such revenue for the same period last year. This increase reflects higher track rentals at certain speedways in the current period as compared to last year, and the TMS IndyCar Race Date Change. The increase also reflects higher ancillary broadcasting revenues in the current period as compared to last year. The overall increase was partially offset by lower overall marketing, souvenir merchandising, radio broadcasting and certain other event related revenues for NASCAR racing events on a comparable year-over-year basis.

NASCAR Broadcasting Revenue for the three months ended June 30, 2017 increased by $3.2 million, or 3.6%, over such revenue for the same period last year. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the three months ended June 30, 2017 increased by $69,000, or 0.9%, over such revenue for the same period last year. This increase reflects a combination of individually insignificant items.

Direct Expense of Events for the three months ended June 30, 2017 decreased by $1.5 million, or 4.3%, from such expense for the same period last year. This decrease reflects lower advertising, souvenir merchandising and other operating costs associated with NASCAR racing events on a comparable year-over-year basis. The decrease also reflects additional operating costs associated with conducting delayed or postponed racing events due to poor weather in the same period last year. The overall decrease was partially offset by costs associated with the TMS IndyCar Race Date Change and, to a lesser extent, higher pre-race and post-race entertainment costs at certain speedways on a comparable year-over-year event basis.

NASCAR Event Management Fees for the three months ended June 30, 2017 increased by $1.7 million, or 3.2%, over such expense for the same period last year. This increase reflects higher contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the three months ended June 30, 2017 increased by $76,000, or 1.5%, over such expense for the same period last year. This increase reflects a combination of individually insignificant items.

General and Administrative Expense for the three months ended June 30, 2017 decreased by $368,000, or 1.3%, from such expense for the same period last year. This decrease is due primarily to lower property taxes and compensation costs, partially offset by higher professional fees in the current period as compared to last year.

Depreciation and Amortization Expense for the three months ended June 30, 2017 decreased by $101,000, or 0.7%, from such expense for the same period last year. This decrease is due primarily to lower depreciation on certain assets now fully depreciated, partially offset by depreciation on capital expenditures placed into service.

Interest Expense, Net for the three months ended June 30, 2017 was $3.2 million compared to $3.3 million for the same period last year. This change reflects lower total outstanding debt, partially offset by higher interest rates on Credit Facility borrowings and lower capitalized interest costs in the current period as compared to last year.

Impairment of Goodwill for the three months ended June 30, 2017 represents a non-cash impairment charge of $1.1 million, before income tax benefits of $419,000, to eliminate goodwill associated with certain souvenir merchandising activities as further described in Note 4 to the Consolidated Financial Statements.

Other Income, Net for the three months ended June 30, 2017 was $376,000 compared to $13,000 for the same period last year. This change reflects higher gains on disposals of certain property in the current period as compared to last year, an estimated fire loss associated with a SMI Properties facility last year, and a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the three months ended June 30, 2017 and 2016 was 35.8% and 37.1%, respectively. The 2017 tax rate reflects adjustments to reduce net deferred income tax liabilities for anticipated lower state income tax rates associated with race date realignments and other lower effective state income tax rates.

Net Income for the three months ended June 30, 2017 was $27.3 million compared to $24.7 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Total Revenues for the six months ended June 30, 2017 increased by $714,000, or 0.3%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2017 decreased by $1.2 million, or 2.6%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions revenue at certain NASCAR racing events on a comparable year-over-year basis, which was partially offset by TMS holding an IndyCar race in the second quarter 2017 that was postponed and rescheduled from the second quarter 2016 to the third quarter 2016 due to poor weather. The decrease was also offset by higher admission revenues associated with certain non-NASCAR racing events held in the current period as compared to last year.

Event Related Revenue for the six months ended June 30, 2017 decreased by $2.0 million, or 2.9%, from such revenue for the same period last year. This decrease is due to lower overall marketing, souvenir merchandising, radio broadcasting and certain other event related revenues for NASCAR racing events on a comparable year-over-year basis. The overall decrease was partially offset by higher track rentals at certain speedways in the current period as compared to last year, and the TMS IndyCar Race Date Change. The decrease was also offset by higher ancillary broadcasting revenues in the current period as compared to last year.

NASCAR Broadcasting Revenue for the six months ended June 30, 2017 increased by $4.6 million, or 3.6%, over such revenue for the same period last year. This increase reflects higher contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the six months ended June 30, 2017 decreased by $686,000, or 4.3%, from such revenue for the same period last year. This decrease is due to lower Legend Cars revenue in the current period as compared to last year, and to a combination of individually insignificant items.

Direct Expense of Events for the six months ended June 30, 2017 decreased by $2.1 million, or 4.4%, from such expense for the same period last year. This decrease reflects lower advertising, souvenir merchandising and other operating costs associated with NASCAR racing events on a comparable year-over-year basis. The decrease also reflects additional operating costs associated with conducting delayed or postponed racing events due to poor weather in the same period last year. The overall decrease was partially offset by costs associated with the TMS IndyCar Race Date Change and, to a lesser extent, higher pre-race and post-race entertainment costs at certain speedways on a comparable year-over-year event basis.

NASCAR Event Management Fees for the six months ended June 30, 2017 increased by $2.4 million, or 3.3%, over such expense for the same period last year. This increase reflects higher annual contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the six months ended June 30, 2017 decreased by $373,000, or 3.5%, from such expense for the same period last year. This decrease is due to reduced operating costs associated with lower Legend Cars revenue in the current period as compared to last year, and to a combination of individually insignificant items.

General and Administrative Expense for the six months ended June 30, 2017 decreased by $1.9 million, or 3.6%, from such expense for the same period last year. This decrease is due primarily to lower property taxes, and to a combination of individually insignificant items.

Depreciation and Amortization Expense for the six months ended June 30, 2017 increased by $4.0 million, or 15.0%, over such expense for the same period last year. This increase is due primarily to recording accelerated depreciation on retired assets in the current period as further described in Note 2 to the Consolidated Financial Statements. The increase also reflects depreciation on capital expenditures placed into service, partially offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for the six months ended June 30, 2017 was $6.2 million compared to $6.6 million for the same period last year. This change reflects lower total outstanding debt and higher interest income associated with property tax settlements, partially offset by higher interest rates on Credit Facility borrowings and lower capitalized interest costs, in the current period as compared to last year.

Impairment of Goodwill for the six months ended June 30, 2017 represents a non-cash impairment charge of $1.1 million, before income tax benefits of $419,000, to eliminate goodwill associated with certain souvenir merchandising activities as further described in Note 4 to the Consolidated Financial Statements.

Other Expense, Net for the six months ended June 30, 2017 was $202,000 compared to $55,000 for the same period last year. This change reflects removal costs associated with retired assets as further described in Note 2 to the Consolidated Financial Statements offset by higher gains on disposals of certain property in the current period, an estimated fire loss associated with a SMI Properties facility last year, and a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the six months ended June 30, 2017 and 2016 was 34.1% and 37.1%, respectively. The 2017 tax rate reflects adjustments to reduce net deferred income tax liabilities for anticipated lower state income tax rates associated with race date realignments and other lower effective state income tax rates, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards.

Net Income for the six months ended June 30, 2017 was $25.4 million compared to $25.6 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the six months ended June 30, 2017 and 2016 resulted primarily from:

(1)	net cash provided by operations amounting to $62.1 million in 2017 ($77.2 million in 2016)
(2)	repayments of long-term debt amounting to $26.2 million in 2017 ($32.2 million in 2016)
(3)	payment of quarterly cash dividends amounting to $12.4 million in both 2017 and 2016
(4)	repurchases of common stock amounting to $3.0 million in 2017 ($2.9 million in 2016)
(5)	cash outlays for capital expenditures amounting to $15.1 million in 2017 ($28.2 million in 2016)
(6)	cash proceeds from sales of property and equipment amounting to $2.5 million in 2017 ($467,000 in 2016)

The following is additional information on our accompanying Consolidated Statements of Cash Flows: The changes in cash flows from operating activities in the six months ended June 30, 2017 compared to 2016 reflect changes in accounts receivable and deferred race event and other income associated with the “Battle at Bristol” collegiate football game weekend held in September 2016.

We had the following contractual obligations as of June 30, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$44,144	$44,144	–	–	–
Long-term debt, bank credit facility and senior notes(2)	241,049	7,662	$32,839	$360	$200,188
Other liabilities	6,628	–	–	6,628	–
Interest on fixed rate debt obligations(3)	57,329	10,279	20,544	20,523	5,983
Deferred income taxes(4)	335,246	–	–	–	335,246
Interest on floating rate credit facility debt(3)	1,720	810	910	–	–
NASCAR event management fees(5)	519,537	144,027	303,623	71,887	–
Contracted capital expenditures(1)	1,076	1,076	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	2,629	1,278	628	323	400
Total Contractual Cash Obligations	$1,215,558	$215,476	$358,544	$99,721	$541,817

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit(2)	$605	$605	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was $725,000 in the six months ended June 30, 2017); and (b) capital expenditures that may be made although not under contract, and future spending, if any, associated with our mineral rights lease because amounts are not readily determinable at this time (cash paid for total capital expenditures in the six months ended June 30, 2017 was approximately $15.1 million).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of June 30, 2017, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.4 million, including up to an additional $49.4 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $40.0 million at June 30, 2017 and a weighted average interest rate of 2.2% in the six months ended June 30, 2017.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after June 30, 2017. In July 2017, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in September 2017. Quarterly cash dividends paid in 2016 totaled approximately $24.8 million.

LIQUIDITY

As of June 30, 2017, our cash and cash equivalents totaled $87.7 million, outstanding borrowings under the Credit Facility totaled $40.0 million (all Term Loan), outstanding letters of credit amounted to $605,000, and we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any. We may, from time to time, engage in additional financing depending on future growth and financing needs, or redeem, retire or purchase our debt and equity securities depending on liquidity, prevailing market conditions, permissibility under our debt agreements, and other factors as our Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements through 2024 as further described below. Many of our other sponsorships and corporate marketing contracts are for multiple years. All of our Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series event sponsorships for the 2017 racing season, and many for years beyond 2017, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. See Notes 1 and 2 to the Consolidated Financial Statements for additional information on our businesses and activities.

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

2018 Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series Race Date Realignments to Las Vegas Motor Speedway – We recently obtained approval from NASCAR to realign one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in September 2018. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market. Those factors and other considerations are further described in the “Risk Factors” in our 2016 Annual Report, and are not repeated here. While not expected to significantly impact our 2017 operating results, the planned realignment may have a material impact on our annual cash flow cycles beginning later in 2017, and our operating results between quarters after 2017.

Income Taxes – At June 30, 2017, we had net deferred tax liabilities of approximately $324.8 million and liabilities for uncertain tax benefits of $12.0 million as further described in Note 8 to the Consolidated Financial Statements in our 2016 Annual Report. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. Our deferred tax liabilities associated with our property and equipment are material. Our future capital expenditures, along with changes in federal and state income tax regulations, can significantly impact such reversal and the amount and timing of our future cash paid for income taxes. Our cash paid for income taxes in recent years has been significantly reduced through use of various tax minimization strategies and income tax benefits. While management plans to minimize income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are not yet determinable. Income tax benefits may no longer be available, resulting in a significant increase in required cash payments for income taxes.

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

General Debt Overview – We have reduced total long-term debt by approximately $26 million in 2017, and $196 million in 2014 through 2016, and reduced interest costs through principal repayment and various financing transactions. Although our financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, the structured repayment of Term Loan borrowings over five years and lower interest costs under the 2023 Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See our "Risk Factors" in our 2016 Annual Report for other factors related to our debt and general economic conditions.

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility, (ii) provides for a five-year $150.0 million senior secured term loan (which was fully drawn) and a five-year delayed draw term loan of up to $50.0 million (which was fully drawn in March 2016 and repaid in the second quarter 2016); (iii) matures in December 2019; and (iv) contains an accordion feature with specified limits and conditions. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $7.5 million for fiscal 2017). Under the Credit Facility, interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The interest rate margins on borrowings are adjustable periodically based upon certain consolidated total leverage ratios.

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

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements in our 2016 Annual Report. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of June 30, 2017.

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

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2017, we repurchased 125,000 shares of common stock for approximately $2.4 million. As of June 30, 2017, we could repurchase up to an additional 317,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At June 30, 2017, we had various construction projects underway. In 2017, we repaved and reprofiled TMS’s superspeedway, and are finishing enhancement of CMS’s road course. Similar to 2016, we continue to modernize and expand fan-zone entertainment and premium hospitality areas, restroom facilities and other fan amenities, and are upgrading media centers at several of our speedways. We repurposed various seating areas at certain speedways into unique fan zones and modern hospitality areas, some similar to high end “taverns” or “pubs”, including an outdoor “Sun Deck” at CMS with nearby solar panels as part of our “green initiatives". We also continue to install “SAFER” crash walls or similar barriers at certain speedways, and invest in social media and web application technology. Our capital expenditures amounted to $34.6 million in 2016 as further described in our 2016 Annual Report. At this time, 2017 aggregate payments for capital expenditures are estimated to approximate $20.0 to $30.0 million. As of June 30, 2017, we had approximately $1.1 million in contractual obligations for capital expenditures. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

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

To date in 2017, our Board of Directors has approved the following quarterly cash dividends on common stock. These 2017 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

Declaration date	February 15, 2017	April 19, 2017	July 19, 2017
Record date	March 1, 2017	May 15, 2017	August 15, 2017
Paid or payable to shareholders	March 17, 2017	June 5, 2017	September 5, 2017
Aggregate quarterly cash dividend	$6,241	$6,157	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of June 30, 2017, we had aggregate outstanding letters of credit of $605,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of June 30, 2017, there were $40.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at June 30, 2017 would cause an approximate change in annual interest expense of $400,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. There were no interest rate or other swaps at June 30, 2017 or December 31, 2016. As of June 30, 2017, we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of June 30, 2017 and December 31, 2016 (in thousands):

	Carrying Value		Fair Value
	2017	2016	2017	2016	Maturity Dates
Floating rate revolving Credit Facility, all Term Loan(1)	$40,000	$66,000	$40,000	$66,000	December 2019
5.125% Senior Notes	200,000	200,000	205,000	202,500	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings in the six months ended June 30, 2017 was 2.2% and 2016 was 1.9%.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $605,000, and no instruments or securities with equity price risk, as of both June 30, 2017 and December 31, 2016.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective as of June 30, 2017 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, or that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the six months ended June 30, 2017.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of June 30, 2017, we could repurchase up to an additional 317,000 shares under the current authorization.

During the six months ended June 30, 2017, we repurchased 125,000 shares of common stock on the open market for approximately $2.4 million, and 31,000 shares of our common stock were delivered to us at an average price per share of $19.45 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of June 30, 2017
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	20,000	$21.81	20,000	422,000
February 2017	19,000	21.74	19,000	403,000
March 2017	54,000	19.54	23,000	380,000
First Quarter 2017	93,000	$20.48	62,000	380,000
April 2017	19,000	19.43	19,000	361,000
May 2017	22,000	17.59	22,000	339,000
June 2017	22,000	18.14	22,000	317,000
Second Quarter 2017	63,000	18.34	63,000	317,000
Total 2017	156,000	$19.61	125,000	317,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

10.1	Speedway Motorsports, Inc. 2013 Stock Incentive Compensation Plan, Amended and Restated as of April 19, 2017 (incorporated by reference to SMI’s Definitive Proxy Statement filed March 17, 2017).
10.2	Speedway Motorsports, Inc. Incentive Compensation Plan, Amended and Restated as of April 19, 2017 (incorporated by reference to SMI’s Definitive Proxy Statement filed March 17, 2017).
31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: July 27, 2017	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer) and President

Date: July 27, 2017	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)