Form 10-Q
period 2017-09-30
SPEEDWAY MOTORSPORTS INC
filed 2017-10-26
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, there were 40,967,616 shares of the registrant’s common stock outstanding.

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

Certain Information – Our Company website where you can find additional information is located at www.speedwaymotorsports.com. We make available free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the SEC. Our SEC filings are publicly available at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. We post on our website the charters of our Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (NYSE) regulations. Please note that our website is provided as an inactive textual reference only. Information provided on our website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting stockholder by contacting our corporate secretary at our company offices.

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$85,827	$79,342
Accounts receivable, net	34,066	29,444
Prepaid and refundable income taxes	209	7,384
Inventories, net	7,529	8,212
Prepaid expenses	2,887	3,527
Total Current Assets	130,518	127,909
Note Receivable	1,018	1,143
Other Assets	23,484	23,142
Property and Equipment, Net (Note 2)	974,179	1,000,230
Other Intangible Assets, Net	298,383	298,383
Goodwill (Note 4)	46,225	47,342
Total	$1,473,807	$1,498,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,662	$7,657
Accounts payable	16,733	13,497
Deferred race event and other income, net	34,184	44,782
Accrued income taxes	5,432	–
Accrued interest	1,734	4,311
Accrued expenses and other current liabilities	26,428	24,424
Total Current Liabilities	92,173	94,671
Long-term Debt	224,148	254,398
Deferred Income	3,223	3,742
Deferred Income Taxes, Net	322,981	329,398
Other Liabilities	18,801	18,157
Total Liabilities	661,326	700,366
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 40,985,000 in 2017 and 41,098,000 in 2016	460	459
Additional Paid-in Capital	261,894	258,880
Retained Earnings	660,339	644,308
Treasury Stock at cost, shares – 5,051,000 in 2017 and 4,830,000 in 2016	(110,212)	(105,864)
Total Stockholders’ Equity	812,481	797,783
Total	$1,473,807	$1,498,149

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30:
	2017	2016
Revenues:
Admissions	$27,641	$29,698
Event related revenue	34,452	37,226
NASCAR broadcasting revenue	68,847	65,839
Other operating revenue	6,668	37,898
Total Revenues	137,608	170,661

Expenses and Other:
Direct expense of events	32,732	36,576
NASCAR event management fees	43,338	41,087
Other direct operating expense	4,363	28,996
General and administrative	25,793	27,205
Depreciation and amortization	13,834	14,016
Interest expense, net	3,054	3,290
Other income, net	(157)	(941)
Total Expenses and Other	122,957	150,229

Income Before Income Taxes	14,651	20,432
Provision for Income Taxes	(5,440)	(6,766)
Net Income	$9,211	$13,666

Basic Earnings Per Share	$0.22	$0.33
Weighted Average Shares Outstanding	41,004	41,123

Diluted Earnings Per Share	$0.22	$0.33
Weighted Average Shares Outstanding	41,022	41,135

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30:
	2017	2016
Revenues:
Admissions	$71,532	$74,771
Event related revenue	103,491	108,295
NASCAR broadcasting revenue	200,073	192,453
Other operating revenue	22,090	54,006
Total Revenues	397,186	429,525

Expenses and Other:
Direct expense of events	78,420	84,366
NASCAR event management fees	120,548	115,863
Other direct operating expense	14,534	39,540
General and administrative	75,323	78,591
Depreciation and amortization (Note 2)	44,808	40,957
Interest expense, net	9,222	9,920
Impairment of goodwill (Note 4)	1,117	–
Other expense (income), net	45	(886)
Total Expenses and Other	344,017	368,351

Income Before Income Taxes	53,169	61,174
Provision for Income Taxes	(18,587)	(21,900)
Net Income	$34,582	$39,274

Basic Earnings Per Share	$0.84	$0.95
Weighted Average Shares Outstanding	41,046	41,178

Diluted Earnings Per Share	$0.84	$0.95
Weighted Average Shares Outstanding	41,062	41,191

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2017	41,098	$459	$258,880	$644,308	$(105,864)	$797,783
Net income	—	—	—	34,582	—	34,582
Share-based compensation	76	1	2,532	—	—	2,533
Exercise of stock options	31	—	482	—	—	482
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(18,551)	—	(18,551)
Repurchases of common stock	(220)	—	—	—	(4,348)	(4,348)
Balance, September 30, 2017	40,985	$460	$261,894	$660,339	$(110,212)	$812,481

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended September 30:
	2017	2016
Cash Flows from Operating Activities:
Net income	$34,582	$39,274
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	1,117	-
Deferred loan cost amortization	1,155	1,130
Net gain on disposals of property and equipment and insurance recovery	(308)	(1,339)
Depreciation and amortization	44,808	40,957
Amortization of deferred income	(700)	(732)
Deferred income tax provision	(6,265)	21,899
Share-based compensation	2,533	2,560
Changes in operating assets and liabilities:
Accounts receivable	(4,902)	2,924
Prepaid, refundable and accrued income taxes	11,572	(1,240)
Inventories	683	297
Prepaid expenses	1,162	1,516
Accounts payable	3,762	21,437
Deferred race event and other income	(10,606)	(21,016)
Accrued interest	(2,577)	(2,552)
Accrued expenses and other liabilities	2,510	2,990
Deferred income	189	90
Other assets and liabilities	(128)	(283)
Net Cash Provided By Operating Activities	78,587	107,912

Cash Flows from Financing Activities:
Principal payments on long-term debt	(31,157)	(52,177)
Exercise of common stock options	482	-
Dividend payments on common stock	(18,551)	(18,599)
Repurchases of common stock	(4,348)	(4,037)
Net Cash Used By Financing Activities	(53,574)	(74,813)

Cash Flows from Investing Activities:
Payments for capital expenditures	(21,960)	(33,440)
Proceeds from sales of property and equipment and insurance recovery	3,027	520
Repayment of note receivable	405	119
Net Cash Used By Investing Activities	(18,528)	(32,801)

Net Increase in Cash and Cash Equivalents	6,485	298
Cash and Cash Equivalents at Beginning of Period	79,342	82,010
Cash and Cash Equivalents at End of Period	$85,827	$82,308

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$12,220	$12,620
Supplemental Non-Cash Investing and Financing Activities Information:
(Decrease) increase in accounts payable for capital expenditures	(526)	1,065

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operating subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Speedway Sonoma LLC (Sonoma Raceway or SR), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties or SMIP), US Legend Cars International, Inc. (Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. See Notes 1 and 2 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K (2016 Annual Report) for further description of our business operations, properties and scheduled events.

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

Racing Schedule Changes. The more significant racing schedule changes for the three and nine months ended September 30, 2017 as compared to 2016 include:

•	LVMS held one NASCAR Camping World Truck Series race in the third quarter 2017 that was held in the fourth quarter 2016
•	Poor weather resulted in delaying the start of one NASCAR Camping World Truck race at BMS and one NASCAR Xfinity race at NHMS in the third quarter 2017
•	Poor weather resulted in postponing and next-day rescheduling one Monster Energy NASCAR Cup race, and delaying the completion of one NASCAR Xfinity race, at BMS in the second quarter 2017
•	Poor weather resulted in delaying the completion of one Monster Energy NASCAR Cup race at CMS in the second quarter 2017
•	TMS held one IndyCar race in the second quarter 2017; poor weather at TMS resulted in rescheduling an IndyCar race from the second quarter 2016 to the third quarter 2016 as further discussed below

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

The Battle at Bristol in 2016. In the third quarter 2016, BMS hosted two collegiate football games, one of which (the Battle at Bristol - including a large preceding concert) was substantially larger than the other due to team standings and public interest. Under the same accounting policy for our racing events, we previously deferred advance revenues and direct expenses pertaining to these events in “deferred race event and other income, net”, all of which were recognized when held in the third quarter 2016. These events had a material positive effect on our operating results for the three and nine months ended September 30, 2016, and associated revenues and direct expenses are reflected in “other operating revenue” and “other direct operating expense” in our Consolidated Statements of Operations, and in our “all other” reporting segment (see Note 10). Management believes reporting these results separate from our core business of motorsports operations is appropriate as we do not have additional football games scheduled at this time (nor have any been held before). These results are not indicative of future results that can be expected or forecast.

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

Our effective income tax rate for the three months ended September 30, 2017 and 2016 was 37.1% and 33.1%, and for the nine months ended September 30, 2017 and 2016 was 35.0% and 35.8%, respectively. The tax rates for the nine months ended September 30, 2017 reflect reduced net deferred income tax liabilities of $1,791,000 for anticipated lower state income tax rates associated with race date realignments, and other lower effective state income tax rates. The tax rate for the nine months ended September 30, 2017 was partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards of $515,000. Our effective tax rates for the three and nine months ended September 30, 2016 reflect non-recurring tax benefits of $507,000 resulting from certain state income tax law changes. We paid cash of $12,855,000 and $650,000 for income taxes in the nine months ended September 30, 2017 and 2016.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $12,006,000 at September 30, 2017 and December 31, 2016, $11,746,000 of which relates to our discontinued operation (see Note 1 to the Consolidated Financial Statements in our 2016 Annual Report). Of those amounts, $11,794,000 is included in noncurrent other liabilities, all of which would favorably impact our effective tax rate if recognized, and $212,000 is included in deferred tax liabilities, at both September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, management believes $260,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with unrecognized tax benefits were insignificant for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, we had $216,000 and $140,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2014 through 2016 by the Internal Revenue Service, and 2012 through 2016 by other state taxing jurisdictions to which we are subject.

Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, although management believes associated tax filing positions are sustainable and properly reflected in its tax filings. At September 30, 2017, liabilities for unrecognized tax benefits totaled $12.0 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Taxes Collected from Customers – We report sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended September 30, 2017 and 2016 were $1,386,000 and $3,610,000, and for the nine months ended September 30, 2017 and 2016 were $4,115,000 and $6,427,000.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events (costs associated with the 2016 Battle at Bristol are included in other direct operating expense). Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $3,831,000 and $5,724,000 for the three months ended September 30, 2017 and 2016, and $10,854,000 and $13,306,000 for the nine months ended September 30, 2017 and 2016. There were no deferred direct-response advertising costs at September 30, 2017 or December 31, 2016.

TMS Mineral Rights Lease Receipts – We recognized royalty revenue of $508,000 and $615,000 in the three months ended September 30, 2017 and 2016, and $1,486,000 and $1,666,000 in the nine months ended September 30, 2017 and 2016 under a natural gas mineral rights lease agreement and a joint exploration agreement entitling TMS to stipulated stand-alone and shared royalties, as further described in Note 2 to the Consolidated Financial Statements in our 2016 Annual Report. Such revenues can vary from associated volatility in natural gas price levels and common diminishing well production. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. However, at this time, management believes 2017 revenues will not differ significantly from 2016, and that our infrastructure spending will continue to exceed anticipated future royalties. As of September 30, 2017 and December 31, 2016, there was no deferred income associated with these agreements.

Fair Value of Financial Instruments – We follow applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes receivable and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt bears interest approximating market rates or where non-interest bearing is discounted based on estimated current cost of borrowings; therefore, carrying values approximate market value. There have been no changes or transfers between category levels or classes. The following table presents estimated fair values and categorization levels of our financial instruments as of September 30, 2017 and December 31, 2016 (in thousands):

			2017		2016
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash and cash equivalents	1	R	$85,827	$85,827	$79,342	$79,342
Notes receivable	2	NR	1,018	1,018	1,143	1,143
Cash surrender values	2	NR	9,587	9,587	8,919	8,919

Liabilities (principal)
Floating rate revolving Credit Facility, including Term Loan	2	NR	35,000	35,000	66,000	66,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	206,500	200,000	202,500
Other long-term debt	2	NR	1,049	1,049	1,206	1,206

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Property and Equipment – In the three and nine months ended September 30, 2017, we recorded gains of $403,000 and $855,000 from disposal of certain TMS property. In the three and nine months ended September 30, 2016, we recorded accelerated depreciation of $357,000 associated with removal of certain TMS assets and a $1,519,000 gain from disposal of certain AMS property.

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

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606): Section A - Summary and Amendments That Create Revenue from Contracts with Customers and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40)" which enhances comparability and clarifies principles of revenue recognition arising from contracts with customers that supersedes most current revenue recognition guidance. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services, and expands required financial statement disclosures regarding revenue recognition. The FASB has recently issued several amendments to the new standard, including Update No. 2016-08 "Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations" clarifying implementation guidance for those considerations in Update No. 2014-09, and Update No. 2016-10 "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing" amending the guidance in Update No. 2014-09 related to those items. The FASB issued Update No. 2015-14 approving deferral of Update No. 2014-09 for one year, with such guidance now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance may be applied retrospectively to each prior period presented or retrospectively with cumulative effects recognized as of the date of adoption. The Company continues to evaluate the potential impact that adoption may have on its financial statements, including associated accounting policies, processes, and system requirements to enable timely and accurate reporting. We are analyzing our revenue streams and associated contracts using the five-step model provided in the new revenue standard, and are gathering information for required disclosures. The Company plans to adopt this new guidance as of January 1, 2018 using the modified retrospective method of adoption. At this time, we believe adoption will not result in a significant initial adjustment or materially impact our future operating results or classification of revenues.

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

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	September 30,	December 31,
	2017	2016
Finished race cars, parts and accessories	$4,700	$5,263
Souvenirs and apparel	2,026	2,131
Micro-lubricant® and other	803	818
Total	$7,529	$8,212

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Annual Impairment Assessment – The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Other intangible assets are comprised of nonamortizable race event sanctioning and renewal agreements. See Notes 2 and 5 to the Consolidated Financial Statements in our 2016 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation (much of which is not repeated here).

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

Our 2017 annual assessment found the estimated fair value of each reporting unit and each indefinite-lived race date intangible asset substantially exceeded its associated carrying value except for NHMS and TMS race date agreements and SMIP’s reporting unit. As of September 30, 2017 and December 31, 2016, the carrying values of non-amortizable race date event sanctioning and renewal agreements associated with NHMS and TMS were approximately $199.6 million and $98.8 million. We recognized an impairment for NHMS race date intangible assets in 2015 reducing carrying values to estimated fair value at that time resulting in nominal excess fair value in future impairment assessments. The estimated excess of fair value of identified intangible assets associated with NHMS and TMS is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Management’s assumptions considered the following factors and conditions. NHMS was acquired in 2008, largely before the severe economic recession, which we believe has resulted in long-term operating challenges for many major sports. The 2017 evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts, and ongoing lower than anticipated revenues for various major racing events. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for NHMS and TMS race date intangible assets.

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

There have since been no other events or circumstances that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of September 30, 2017. Our future profitability or success associated with the NASCAR race realignments described above could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information – The changes in the carrying value of other intangible assets and goodwill during the nine months ended September 30, 2017 and 2016 are set forth below. The carrying amounts include accumulated impairments for goodwill of $149.7 million and $148.6 million at September 30, 2017 and December 31, 2016, and for other intangible assets of $99.9 million at both September 30, 2017 and December 31, 2016.

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

We repaid Term Loan borrowings of $5,000,000 and $31,000,000 during the three and nine months ended September 30, 2017, and $20,000,000 and $52,000,000 during the three and nine months ended September 30, 2016. There were no borrowings under the Credit Facility during those periods. At September 30, 2017 and December 31, 2016, outstanding borrowings under the Credit Facility were $35,000,000 and $66,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $573,000 and $605,000, respectively. As of September 30, 2017, we had availability for borrowing up to an additional $99,427,000, including up to an additional $49,427,000 in letters of credit, under the revolving Credit Facility.

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

Other Notes Payable – At September 30, 2017 and December 31, 2016, long-term debt includes a 3% interest bearing debt obligation of $1,049,000 and $1,206,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Deferred Financing Costs – Deferred financing costs associated with our revolving Credit Facility are reported in other noncurrent assets, and those associated with the 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt. As of September 30, 2017 and December 31, 2016, long-term debt reflects deferred financing costs, net of accumulated amortization, of $4,239,000 and $5,151,000.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. We were in compliance with all applicable covenants under these debt agreements as of September 30, 2017. See Note 6 to the Consolidated Financial Statements included in our 2016 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2017	2016	2017	2016
Gross interest costs	$3,217	$3,413	$9,861	$10,520
Less: capitalized interest costs	(65)	(74)	(218)	(452)
Interest expense	3,152	3,339	9,643	10,068
Interest income	(98)	(49)	(421)	(148)
Interest expense, net	$3,054	$3,290	$9,222	$9,920
Weighted-average interest rate on Credit Facility borrowings	2.5%	2.0%	2.3%	2.0%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted income per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2017	2016	2017	2016
Net income applicable to common stockholders and assumed conversions	$9,211	$13,666	$34,582	$39,274

Weighted average common shares outstanding	41,004	41,123	41,046	41,178
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	18	12	16	13
Weighted average common shares outstanding and assumed conversions	41,022	41,135	41,062	41,191

Basic earnings per share	$0.22	$0.33	$0.84	$0.95
Diluted earnings per share	$0.22	$0.33	$0.84	$0.95
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	9	152	10	148

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

During the three and nine months ended September 30, 2017, we repurchased 64,000 and 189,000 shares of common stock for $1,304,000 and $3,742,000. As of September 30, 2017, we could repurchase up to an additional 253,000 shares under the current authorization. During the nine months ended September 30, 2017, we repurchased approximately 31,000 shares of common stock for $607,000 from management employees to settle income taxes on 65,000 restricted shares that vested during the period. As of and through September 30, 2017, treasury stock includes 304,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – To date in 2017, our Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 15, 2017	April 19, 2017	July 19, 2017	October 18, 2017
Record date	March 1, 2017	May 15, 2017	August 15, 2017	November 10, 2017
Paid or payable to shareholders	March 17, 2017	June 5, 2017	September 5, 2017	December 1, 2017
Aggregate quarterly cash dividend	$6,241	$6,157	$6,153	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, share various expenses in the ordinary course of business under a shared services agreement. The Company incurred expenses of $280,000 in each of the three months ended September 30, 2017 and 2016, and $686,000 and $729,000 in the nine months ended September 30, 2017 and 2016 under the shared services agreement. Amounts due from or payable to Sonic Financial at September 30, 2017 or December 31, 2016 were not significant.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer under annually renewable lease agreements. Rent expense amounted to $182,000 and $181,000 in the three months ended September 30, 2017 and 2016, and $544,000 and $542,000 in the nine months ended September 30, 2017 and 2016. Amounts owed to these affiliated companies at September 30, 2017 or December 31, 2016 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which our Executive Chairman and Chief Executive Officer are controlling stockholders, for an aggregate of $28,000 and $18,000 in the three months ended September 30, 2017 and 2016, and $172,000 and $123,000 in the nine months ended September 30, 2017 and 2016. There were no vehicles sold to SAI in the three or nine months ended September 30, 2017 and 2016. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $203,000 and $339,000 in the three months ended September 30, 2017 and 2016, and $679,000 and $794,000 in the nine months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, approximately $103,000 and $84,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $449,000 and $535,000 in the three months ended September 30, 2017 and 2016, and $1,507,000 and $1,619,000 in the nine months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, approximately $191,000 and $194,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of September 30, 2017 and December 31, 2016 and transactions for the three and nine months ended September 30, 2017 and 2016 are summarized below (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$294	$278

	Three Months Ended September 30:		Nine Months Ended September 30:
	2017	2016	2017	2016
Merchandise and vehicle purchases	$28	$18	$172	$123
Shared services expense	280	280	686	729
Merchandise sales	652	874	2,186	2,413
Rent expense	182	181	544	542

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

2013 Stock Incentive Plan, Amended and Restated as of April 19, 2017 – In February 2017, our Board of Directors adopted an amended and restated 2013 Stock Incentive Plan which was approved by the stockholders on April 19, 2017 at the 2017 Annual Meeting. The amendment and restatement did not increase the number of shares reserved for issuance or any of the award limits under the 2013 Stock Incentive Plan. The primary changes included: (a) additions to the permissible criteria upon which performance goals for performance-based compensation can be based; and (b) revisions and additions to the types of items and events that may be used for adjustments in determining whether an objective performance goal for performance-based compensation has been met.

The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the nine months ended September 30, 2017 and 2016. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

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

In each of the nine months ended September 30, 2017 and 2016, the Company repurchased 31,000 shares of common stock for $597,000 and $588,000, respectively, from executive management employees to settle income taxes on 64,000 shares that vested during each period. The Company also repurchased approximately 500 shares of common stock from a non-executive management employee in each of the nine months ended September 30, 2017 and 2016 for $9,000 to settle income taxes on 1,500 shares that vested during each period.

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

Share-Based Payments – There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2017 or 2016 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the nine months ended September 30, 2017 or 2016. A total of 30,500 stock options previously granted under the 2004 Plan were exercised in the nine months ended September 30, 2017 at an exercise price of $15.83. No stock options were exercised in the nine months ended September 30, 2016.

Share-based compensation cost for the three months ended September 30, 2017 and 2016 totaled $868,000 and $852,000, before income taxes of $322,000 and $282,000, and for the nine months ended September 30, 2017 and 2016 totaled $2,533,000 and $2,560,000, before income taxes of $887,000 and $916,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at September 30, 2017 or December 31, 2016. As of September 30, 2017, there was approximately $3,140,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the Company's stock compensation plans that is expected to be recognized over a weighted average period of 0.9 year. As of September 30, 2017, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

Our operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at our various major speedway facilities located in the United States. Our business activities, including those of our subsidiaries, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2016 Annual Report. Our “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reportable segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. Our “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS natural gas mineral rights lease and related revenues, and office rentals at certain Company speedways. Our “all other” operations for 2016 also consist of revenues and direct expenses associated with two collegiate football games (including “the Battle at Bristol” and a large preceding concert as further discussed in Note 2). Management believes reporting these results separate from our core business of “motorsports event related” operations is appropriate as no additional football games have been scheduled at this time (nor have any been held before).

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

	Three Months Ended September 30:
	2017			2016
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$133,041	$4,567	$137,608	$134,686	$35,975	$170,661
Depreciation and amortization	13,799	35	13,834	13,976	40	14,016
Segment operating income	16,609	939	17,548	14,938	7,843	22,781

	Nine Months Ended September 30:
	2017			2016
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$382,283	$14,903	$397,186	$382,656	$46,869	$429,525
Depreciation and amortization	44,700	108	44,808	40,833	124	40,957
Impairment of goodwill (Note 4)	1,117	–	1,117	–	–	–
Segment operating income	59,037	3,399	62,436	59,715	10,493	70,208
Capital expenditures	21,931	29	21,960	33,387	53	33,440

	September 30, 2017			December 31, 2016
Other intangibles	$298,383	–	$298,383	$298,383	–	$298,383
Goodwill	46,225	–	46,225	47,342	–	47,342
Total assets	1,449,981	$23,826	1,473,807	1,474,127	$24,022	1,498,149

The following table reconciles segment operating income above to consolidated income before income taxes for the periods indicated (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2017	2016	2017	2016
Total segment operating income	$17,548	$22,781	$62,436	$70,208
Adjusted for:
Interest expense, net	(3,054)	(3,290)	(9,222)	(9,920)
Other income (expense), net	157	941	(45)	886
Consolidated income before income taxes	$14,651	$20,432	$53,169	$61,174

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
•

Other direct operating expense – includes the cost of certain SMI Properties and subsidiaries merchandising, screen-printing and embroidery, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office rental revenues

As further discussed in Note 2 to the Consolidated Financial Statements, BMS hosted two collegiate football games (including “the Battle at Bristol” and a large preceding concert) in the third quarter 2016. Associated revenues are classified in “other operating revenue” and direct expenses in “other direct operating expense”. Management believes reporting these results separate from our core business of motorsports operations is appropriate as no additional football games have been scheduled at this time (nor have any been held before).

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

Racing schedule changes can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. The operating results for the three and nine months ended September 30, 2017 and 2016 are not indicative of results that may be expected for future periods because of such seasonality.

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
•

Planned 2018 realignment of one Monster Energy NASCAR Cup Series, one NASCAR Xfinity Series and one NASCAR Camping World Truck Series racing event to Las Vegas Motor Speedway (discussed below in “Liquidity”)

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

General Factors and Current Operating Trends – The following discussion excludes the two collegiate football games (including “the Battle at Bristol” and a large preceding concert) held at BMS in the third quarter 2016. As further described in Note 2 to the Consolidated Financial Statements and “Results of Operations” below, these events had a material positive effect on our operating results for 2016. We have since held no additional football games and none are scheduled at this time. Those results are not indicative of future results that can be expected or forecast. However, we are attempting to schedule similar events in the future.

Our year-to-date 2017 race season results reflect lower admission and event related revenues, and higher track rental revenues, at certain speedways on a comparable year-over-year basis. These results reflect the negative impact of poor weather surrounding certain NASCAR and other racing events in this year as well as last year. As further discussed above in the “Impact of Poor Weather”, consumer demand for successive events in future periods can be negatively impacted by the success or experience of past events. Also, many entertainment companies, including most sporting venues, are facing challenging admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes many of our revenue categories continue to be negatively impacted by changing demographics and evolving media content consumption, as well as ongoing uncertain consumer and corporate spending, high underemployment in certain demographic groups and a slow economic recovery (although improving). Those and other factors such as high local lodging prices and minimum stay requirements, increasing highway congestion, and high food and health-care costs, are believed to be resulting in less travel and spending by certain fans and customers. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and other operating costs. At this time, we are unable to determine if those trends will reverse in future periods.

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

Significant Investments in Leading-Edge Technology – We recognize the increasing importance of providing our fans with compelling entertainment experiences that cannot be duplicated at home or other venues. We have made major investments in three of the world’s largest high-definition video boards at BMS in 2016, TMS in 2014 and CMS in 2011. These video boards significantly enhance the entertainment experience of fans at our events, and are providing expanded promotional opportunities. We also installed new sound systems and higher-end leader boards at several of our speedways. We have installed distributed antenna systems (“DAS”) or comparable technology at each of our speedways. This new technology is providing our race fans and corporate customers with significantly improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, also provide infrastructure for expanding wireless internet coverage and applications.

We are also increasingly investing in social media advertising, interactive mobile phone apps for fans, real-time marketing and entertainment, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. We believe this high-end technology transforms the race experience for our fans, and helps attract younger and new fans. We also recognize the increasing importance of providing our current and prospective corporate customers with quantitative and qualitative information on the historical and prospective value and returns on their invested marketing spending with us. This information is important to us for customizing and tailoring marketing strategies that help maximize our customers’ spending, and allowing us to better understand and integrate their business marketing strategies and develop effective content. We are also increasingly investing in marketing analysis and web-based technology platforms including leading-edge “consumer intelligence” applications. While these investments are fairly costly, we believe them to be worthwhile.

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

For 2017, NASCAR has introduced an exciting new “stage-based” race format for all three of its national series - the Monster Energy Cup, Xfinity and Camping World Truck Series. This new format features three stages, providing “natural interludes” for fans and coordinated segment breaks between NASCAR and the TV broadcasters for maximizing on-track action viewing. The format also features substantial changes to how race points are awarded, with championship implications in each stage, and new qualifying procedures. Race car drivers receive points depending on their running order at the end of each stage, and the “playoff” bonus structure has been expanded and enhanced to continue throughout the entire playoffs - instead of just the first round. We believe these are some of the biggest and most exciting changes in years, as drivers will now need to compete for spots early in events rather focusing towards the end of a race and over the entire racing season. NASCAR has also regulated the number of pit crew members that can go “over the wall” and limited time allowed for making race car repairs. NASCAR has approved CMS conducting Monster Energy Cup and Xfinity Series racing events on its new “Roval” infield road course beginning in September 2018. We believe many fans will find the racing on CMS’s 2.4-mile combined superspeedway and road course novel and exciting, possibly setting the stage for similar configured racing at other motorsport facilities. Other upcoming changes and improvements by NASCAR include, or possibly could include, holding qualifying on the same day as scheduled races, shorter practice times, and further lowering of downforce packages.

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

NASCAR Cup Series Sponsor Change – Before 2017, Sprint was the entitlement sponsor for NASCAR’s premiere racing Cup Series for several years. Starting with the 2017 race season, Monster Energy has replaced Sprint as the NASCAR Cup Series sponsor under a multi-year agreement. Monster Energy is a widely known brand, and popular with younger demographic groups. Those groups are important targeted markets for all involved in NASCAR motorsports. We believe that Monster Energy plans to commit sizable resources in promoting their expanded involvement in NASCAR racing, and will work closely with industry stakeholders and the broadcasters to widen the reach of NASCAR racing in general. Specific financial and other terms have not yet been disclosed. The Sprint sponsorship provided us with sizable annual revenue. While we anticipate future revenue under the new arrangement, annual amounts initially have been lower.

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

Other Market and Economic Considerations – While the direction and strength of the US economy are improving, uncertainty remains as to its recovery strength and duration, as well as for other foreign countries. The new President and his administration could significantly change governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could positively or adversely impact our operations. Possible changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results. Ongoing geopolitical events and fluctuations in currency exchange rates can also impact consumer spending sentiment and travel decisions.

Consumer and corporate spending sentiment can be negatively impacted by hurricanes, flooding, fires, earthquakes and other natural disasters, elevated terrorism alerts or fear of violence. These factors, and incidents such as the 2017 Las Vegas shooting, 2015 Paris attacks and 2013 Boston bombings, can affect public concerns regarding large gatherings of people, including travel to and attending large populated locations or venues. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers. These factors can adversely impact local, regional and national consumer and corporate spending sentiment, and have a material adverse impact on our future operating results and growth.

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

Reaffirmed 2017 Earnings Guidance – In connection with our third quarter 2017 earnings release, management reaffirmed its previous full year 2017 non-GAAP earnings guidance of $0.90-$1.10 per diluted share, excluding non-recurring and other special items. The range of earnings guidance reflects the continuing uncertain economic conditions, among other factors. Inclement weather, potential higher fuel, health-care and food costs and continuing underemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below, along with the “Near-term Operating Factors” described above, help in understanding and comparing our results of operations. As further discussed in Note 2 to the Consolidated Financial Statements, BMS hosted two collegiate football games, including “the Battle at Bristol” (which was substantially larger due to team standings and public interest) and a large preceding concert in the third quarter 2016. These events had a material positive effect on our operating results for the three and nine months ended September 30, 2016. No additional football games have been scheduled at this time, and those results are not indicative of future results that can be expected or forecast.

The more significant racing schedule changes for the three and nine months ended September 30, 2017 as compared to 2016 include:

•	LVMS held one NASCAR Camping World Truck Series race in the third quarter 2017 that was held in the fourth quarter 2016
•	Poor weather resulted in delaying the start of one NASCAR Camping World Truck race at BMS and one NASCAR Xfinity race at NHMS in the third quarter 2017
•	Poor weather resulted in postponing and next-day rescheduling one Monster Energy NASCAR Cup race, and delaying the completion of one NASCAR Xfinity race, at BMS in the second quarter 2017
•	Poor weather resulted in delaying the completion of one Monster Energy NASCAR Cup race at CMS in the second quarter 2017
•	TMS held one IndyCar race in the second quarter 2017; poor weather at TMS resulted in rescheduling an IndyCar race from the second quarter 2016 to the third quarter 2016 (the IndyCar Race Date Change)

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

	Three Months Ended September 30:		Nine Months Ended September 30:
	2017	2016	2017	2016
Net income using GAAP	$9,211	$13,666	$34,582	$39,274
Impairment of goodwill, pre-tax (Note 4)	–	–	1,117	–
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 2)	–	357	4,597	357
Non-recurring benefit of state income tax law changes (Note 2)	–	(507)	–	(507)
Aggregate income tax effect of non-GAAP adjustments	–	(132)	(2,119)	(132)
Non-GAAP net income	$9,211	$13,384	$38,177	$38,992

Diluted earnings per share using GAAP	$0.22	$0.33	$0.84	$0.95
Impairment of goodwill, pre-tax	–	–	0.03	–
Accelerated depreciation on retired assets and costs of removal, pre-tax	–	0.01	0.11	0.01
Non-recurring benefit of state income tax law changes	–	(0.01)	–	(0.01)
Aggregate income tax effect of non-GAAP adjustments	–	(0.00)	(0.05)	(0.00)
Non-GAAP diluted earnings per share	$0.22	$0.33	$0.93	$0.95

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Total Revenues for the three months ended September 30, 2017 decreased by $33.1 million, or 19.4%, from such revenues for the same period last year due to: (i) hosting “the Battle at Bristol” collegiate football game and preceding evening concert in 2016 as discussed above and (ii) other factors discussed below.

Admissions for the three months ended September 30, 2017 decreased by $2.1 million, or 6.9%, from such revenue for the same period last year. This decrease is due to lower overall admissions revenue at certain NASCAR racing events on a comparable year-over-year basis, the TMS IndyCar Race Date change described above, and CMS holding a non-NASCAR racing event in the same period last year that was not held this current period. The overall decrease was partially offset by the NASCAR Camping World Truck Series racing event held at LVMS in the third quarter 2017 that was held in the fourth quarter 2016.

Event Related Revenue for the three months ended September 30, 2017 decreased by $2.8 million, or 7.5%, from such revenue for the same period last year. This decrease is due to the TMS IndyCar Race Date change and lower overall marketing, luxury suite rental, radio broadcasting and certain other event related revenues for NASCAR racing events on a comparable year-over-year basis. The decrease also reflects CMS holding a non-NASCAR racing event last year that was not held this current period. The overall decrease was partially offset by the NASCAR Truck Series racing event held at LVMS in the current period that was held in the fourth quarter 2016.

NASCAR Broadcasting Revenue for the three months ended September 30, 2017 increased by $3.0 million, or 4.6%, over such revenue for the same period last year. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis, and LVMS holding a NASCAR Truck Series racing event in the current period that was held in the fourth quarter 2016.

Other Operating Revenue for the three months ended September 30, 2017 decreased by $31.2 million, or 82.4%, from such revenue for the same period last year. Essentially all of this decrease is due to revenues associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert in the third quarter 2016 as further discussed above. The decrease also reflects a combination of individually insignificant items in the current period.

Direct Expense of Events for the three months ended September 30, 2017 decreased by $3.8 million, or 10.5%, from such expense for the same period last year. This decrease reflects the TMS IndyCar Race Date Change, CMS holding a non-NASCAR racing event last year that was not held this current period, and lower advertising and other operating costs associated with NASCAR racing events on a comparable year-over-year basis. The overall decrease was partially offset by higher pre-race and post-race entertainment costs at certain speedways on a comparable year-over-year event basis.

NASCAR Event Management Fees for the three months ended September 30, 2017 increased by $2.3 million, or 5.5%, over such expense for the same period last year. This increase reflects higher contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis, and LVMS holding a NASCAR Truck Series racing event in the current period that was held in the fourth quarter 2016.

Other Direct Operating Expense for the three months ended September 30, 2017 decreased by $24.6 million, or 85.0%, from such expense for the same period last year. Essentially all of this decrease is due to direct expenses associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert in the same period last year. The decrease also reflects a combination of individually insignificant items in the current period.

General and Administrative Expense for the three months ended September 30, 2017 decreased by $1.4 million, or 5.2%, from such expense for the same period last year. This decrease reflects higher compensation and other indirect costs associated with “the Battle at Bristol” collegiate football game and preceding evening concert held in the same period last year. The decrease also reflects lower overall wage costs and a combination of individually insignificant items in the current period as compared to last year.

Depreciation and Amortization Expense for the three months ended September 30, 2017 decreased by $182,000, or 1.3%, from such expense for the same period last year. This decrease is due primarily to lower depreciation on certain assets now fully depreciated, partially offset by depreciation on capital expenditures placed into service.

Interest Expense, Net for the three months ended September 30, 2017 was $3.1 million compared to $3.3 million for the same period last year. This change reflects lower total outstanding debt, partially offset by slightly higher interest rates on Credit Facility borrowings during the current period as compared to last year.

Other Income, Net for the three months ended September 30, 2017 was $157,000 compared to $941,000 for the same period last year. This change reflects lower gains on disposals of certain property in the current period as compared to last year, an estimated loss associated with storm damage to certain AMS facilities, and a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the three months ended September 30, 2017 and 2016 was 37.1% and 33.1%, respectively. The 2017 tax rate reflects lower effective state income tax rates. The 2016 tax rate reflects non-recurring tax benefits of $507,000 resulting from certain state income tax law changes.

Net Income for the three months ended September 30, 2017 was $9.2 million compared to $13.7 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Total Revenues for the nine months ended September 30, 2017 decreased by $32.3 million, or 7.5%, from such revenues for the same period last year due to (i) hosting “the Battle at Bristol” collegiate football game and preceding evening concert in 2016 as discussed above and (ii) other factors discussed below.

Admissions for the nine months ended September 30, 2017 decreased by $3.2 million, or 4.3%, from such revenue for the same period last year. This decrease is due to lower overall admissions revenue at certain NASCAR racing events on a comparable year-over-year basis and, to a lesser degree, CMS holding a non-NASCAR racing event in the third quarter 2016 that was not held this year. Certain NASCAR and other racing events were negatively impacted by poor weather as further described above. The overall decrease was partially offset by LVMS holding a NASCAR Camping World Truck Series racing event in the third quarter 2017 that was held in the fourth quarter 2016, and higher admission revenues associated with certain non-NASCAR racing events held in the current period as compared to last year.

Event Related Revenue for the nine months ended September 30, 2017 decreased by $4.8 million, or 4.4%, from such revenue for the same period last year. This decrease is due to lower overall marketing, luxury suite rental, souvenir merchandising, radio broadcasting and certain other event related revenues for NASCAR racing events on a comparable year-over-year basis. Certain NASCAR and other racing events were negatively impacted by poor weather, including the associated impact on attendance, as further described above. The decrease also reflects CMS holding a non-NASCAR racing event last year that was not held this current period. The overall decrease was partially offset by higher track rentals at certain speedways and higher ancillary broadcasting revenues in the current period as compared to last year, and by the NASCAR Truck Series racing event held at LVMS in the current period that was held in the fourth quarter 2016.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2017 increased by $7.6 million, or 4.0%, over such revenue for the same period last year. This increase reflects higher contractual broadcasting rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis, and LVMS holding a NASCAR Truck Series racing event in the current period that was held in the fourth quarter 2016.

Other Operating Revenue for the nine months ended September 30, 2017 decreased by $31.9 million, or 59.1%, from such revenue for the same period last year. Most of this decrease is due to revenues associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert in the third quarter 2016 as further discussed above. The decrease is also due, to a much lesser degree, to lower Legend Cars and Oil-Chem revenues in the current period as compared to last year.

Direct Expense of Events for the nine months ended September 30, 2017 decreased by $5.9 million, or 7.0%, from such expense for the same period last year. This decrease reflects lower advertising, souvenir merchandising and other operating costs associated with NASCAR racing events on a comparable year-over-year basis. The decrease also reflects higher additional operating costs associated with conducting delayed or postponed racing events due to poor weather in the same period last year as compared to the current period, and CMS holding a non-NASCAR racing event last year that was not held this current period. The overall decrease was partially offset by the NASCAR Truck Series racing event held at LVMS in the third quarter 2017 that was held in the fourth quarter 2016, and higher pre-race and post-race entertainment costs at certain speedways on a comparable year-over-year event basis.

NASCAR Event Management Fees for the nine months ended September 30, 2017 increased by $4.7 million, or 4.0%, over such expense for the same period last year. This increase reflects higher contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis, and LVMS holding a NASCAR Truck Series racing event in the current period that was held in the fourth quarter 2016.

Other Direct Operating Expense for the nine months ended September 30, 2017 decreased by $25.0 million, or 63.2%, from such expense for the same period last year. Most of this decrease is due to direct expenses associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert in the third quarter 2016. The decrease is also due, to a much lesser extent, to reduced operating costs associated with lower Legend Cars and Oil-Chem revenues in the current period as compared to last year.

General and Administrative Expense for the nine months ended September 30, 2017 decreased by $3.3 million, or 4.2%, from such expense for the same period last year. This decrease reflects lower property taxes and overall wage costs in the current period, higher compensation and other indirect costs associated with “the Battle at Bristol” collegiate football game and preceding evening concert held last year, and a combination of individually insignificant items.

Depreciation and Amortization Expense for the nine months ended September 30, 2017 increased by $3.9 million, or 9.4%, over such expense for the same period last year. This increase is due primarily to recording accelerated depreciation on retired assets in the current period as further described in Note 2 to the Consolidated Financial Statements. The increase also reflects depreciation on capital expenditures placed into service, partially offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for the nine months ended September 30, 2017 was $9.2 million compared to $9.9 million for the same period last year. This change reflects lower total outstanding debt and higher interest income associated with property tax settlements, partially offset by higher interest rates on Credit Facility borrowings and lower capitalized interest costs, in the current period as compared to last year.

Impairment of Goodwill for the nine months ended September 30, 2017 represents a non-cash impairment charge of $1.1 million, before income tax benefits of $419,000, to eliminate goodwill associated with certain souvenir merchandising activities as further described in Note 4 to the Consolidated Financial Statements.

Other Expense, Net for the nine months ended September 30, 2017 was $45,000 compared to other income, net of $886,000 for the same period last year. This change reflects: (i) lower gains on disposals of certain property in the current period as compared to last year; (ii) removal costs associated with retired assets in the current period as further described in Note 2 to the Consolidated Financial Statements; (iii) an estimated loss associated with storm damage to certain AMS facilities in the current period; (iv) losses associated with the write-off of certain development costs and an estimated fire loss associated with a SMI Properties facility last year; and (v) a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the nine months ended September 30, 2017 and 2016 was 35.0% and 35.8%, respectively. The 2017 tax rate reflects adjustments to reduce net deferred income tax liabilities for anticipated lower state income tax rates associated with race date realignments and other lower effective state income tax rates, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards. The 2016 tax rate reflects non-recurring tax benefits of $507,000 resulting from certain state income tax law changes.

Net Income for the nine months ended September 30, 2017 was $34.6 million compared to $39.3 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the nine months ended September 30, 2017 and 2016 resulted primarily from:

(1)	net cash provided by operations amounting to $78.6 million in 2017 ($107.9 million in 2016)
(2)	repayments of long-term debt amounting to $31.2 million in 2017 ($52.2 million in 2016)
(3)	payment of quarterly cash dividends amounting to $18.6 million in both 2017 and 2016
(4)	repurchases of common stock amounting to $4.3 million in 2017 ($4.0 million in 2016)
(5)	cash outlays for capital expenditures amounting to $22.0 million in 2017 ($33.4 million in 2016)
(6)	cash proceeds from sales of property and equipment amounting to $3.0 million in 2017 ($520,000 in 2016)

The following is additional information on our accompanying Consolidated Statements of Cash Flows: (i) changes in cash flows from operating activities in the nine months ended September 30, 2017 compared to 2016 reflect changes in accounts receivable and deferred race event and other income associated with the “Battle at Bristol” collegiate football game weekend held in September 2016 and (ii) cash flows from operating activities include cash payments for income taxes of $12,855,000 and $650,000 in the nine months ended September 30, 2017 and 2016.

We had the following contractual obligations as of September 30, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$50,327	$50,327	–	–	–
Long-term debt, bank credit facility and senior notes(2)	236,049	7,662	$27,839	$360	$200,188
Other liabilities	6,790	–	–	6,790	–
Interest on fixed rate debt obligations(3)	54,759	10,278	20,542	20,520	3,419
Deferred income taxes(4)	322,981	–	–	–	322,981
Interest on floating rate credit facility debt(3)	1,408	732	676	–	–
NASCAR event management fees(5)	477,449	145,574	307,157	24,718	–
Contracted capital expenditures(1)	3,910	3,910	–	–	–
Declared dividends on common stock(6)	6,200	6,200	–	–	–
Operating leases	2,332	1,021	615	296	400
Total Contractual Cash Obligations	$1,162,205	$225,704	$356,829	$52,684	$526,988

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit(2)	$573	$573	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was $12.9 million in the nine months ended September 30, 2017); and (b) capital expenditures that may be made although not under contract, and future spending, if any, associated with our mineral rights lease because amounts are not readily determinable at this time (cash paid for total capital expenditures in the nine months ended September 30, 2017 was approximately $22.0 million).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of September 30, 2017, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.4 million, including up to an additional $49.4 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $35.0 million at September 30, 2017 and a weighted average interest rate of 2.3% in the nine months ended September 30, 2017.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after September 30, 2017. In October 2017, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in December 2017. Quarterly cash dividends paid in 2016 totaled approximately $24.8 million.

LIQUIDITY

As of September 30, 2017, our cash and cash equivalents totaled $85.8 million, outstanding borrowings under the Credit Facility totaled $35.0 million (all Term Loan), outstanding letters of credit amounted to $573,000, and we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any. We may, from time to time, engage in additional financing depending on future growth and financing needs, or redeem, retire or purchase our debt and equity securities depending on liquidity, prevailing market conditions, permissibility under our debt agreements, and other factors as our Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries.

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

Income Taxes – At September 30, 2017, we had net deferred tax liabilities of approximately $323.0 million and liabilities for uncertain tax benefits of $12.0 million as further described in Note 8 to the Consolidated Financial Statements in our 2016 Annual Report. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. Our deferred tax liabilities associated with our property and equipment are material. Our future capital expenditures, along with changes in federal and state income tax regulations, can significantly impact such reversal and the amount and timing of our future cash paid for income taxes. Our cash paid for income taxes in recent years has been significantly reduced through use of various tax minimization strategies and income tax benefits. While management plans to minimize income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are not yet determinable. Income tax benefits may no longer be available, resulting in a significant increase in required cash payments for income taxes.

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

General Debt Overview – We have reduced total long-term debt by approximately $31 million in 2017, and $196 million in 2014 through 2016, and reduced interest costs through principal repayment and various financing transactions. Although our financing transactions did not substantially change our overall outstanding debt levels, interest costs under our Credit Facility have been, and will likely continue to be, substantially lower. Also, the structured repayment of Term Loan borrowings over five years and lower interest costs under the 2023 Senior Notes are expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. At our present outstanding debt levels, with exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows and make compliance with restrictive financial covenants more difficult. See our "Risk Factors" in our 2016 Annual Report for other factors related to our debt and general economic conditions.

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

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements in our 2016 Annual Report. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. We were in compliance with all debt covenants as of September 30, 2017.

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

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 5.0 million shares of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2017, we repurchased 189,000 shares of common stock for approximately $3.7 million. As of September 30, 2017, we could repurchase up to an additional 253,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. At September 30, 2017, we had various construction projects underway. In 2017, we repaved and reprofiled TMS’s superspeedway, and are finishing enhancement of CMS’s road course. Similar to 2016, we continue to modernize and expand fan-zone entertainment and premium hospitality areas, restroom facilities and other fan amenities, and are upgrading media centers at several of our speedways. We repurposed various seating areas at certain speedways into unique fan zones and modern hospitality areas, some similar to high end “taverns” or “pubs”, including an outdoor “Sun Deck” at CMS with nearby solar panels as part of our “green initiatives". We are expanding “The Strip at Las Vegas Motor Speedway” into a distinctive, lighted “four lane” racing configuration, which we believe fans will find appealing and entertaining. We also continue to install “SAFER” crash walls or similar barriers at certain speedways, and invest in social media and web application technology. Our capital expenditures amounted to $34.6 million in 2016 as further described in our 2016 Annual Report. At this time, 2017 aggregate payments for capital expenditures are estimated to approximate $25.0 to $30.0 million. As of September 30, 2017, we had approximately $3.9 million in contractual obligations for capital expenditures. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

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

Declaration date	February 15, 2017	April 19, 2017	July 19, 2017	October 18, 2017
Record date	March 1, 2017	May 15, 2017	August 15, 2017	November 10, 2017
Paid or payable to shareholders	March 17, 2017	June 5, 2017	September 5, 2017	December 1, 2017
Aggregate quarterly cash dividend	$6,241	$6,157	$6,153	Approximately $6,200
Dividend per common share	$0.15	$0.15	$0.15	$0.15

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of September 30, 2017, we had aggregate outstanding letters of credit of $573,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of September 30, 2017, there were $35.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at September 30, 2017 would cause an approximate change in annual interest expense of $350,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. There were no interest rate or other swaps at September 30, 2017 or December 31, 2016. As of September 30, 2017, we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of September 30, 2017 and December 31, 2016 (in thousands):

	Carrying Value		Fair Value
	2017	2016	2017	2016	Maturity Dates
Floating rate revolving Credit Facility, all Term Loan(1)	$35,000	$66,000	$35,000	$66,000	December 2019
5.125% Senior Notes	200,000	200,000	206,500	202,500	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings in the nine months ended September 30, 2017 was 2.3% and 2016 was 2.0%.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $573,000 and $605,000, and no instruments or securities with equity price risk, as of September 30, 2017 and December 31, 2016.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective as of September 30, 2017 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, or that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the nine months ended September 30, 2017.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009 and February 2014, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 5,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of September 30, 2017, we could repurchase up to an additional 253,000 shares under the current authorization.

During the nine months ended September 30, 2017, we repurchased 189,000 shares of common stock on the open market for approximately $3.7 million, and 31,000 shares of our common stock were delivered to us at an average price per share of $19.45 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of September 30, 2017
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	20,000	$21.81	20,000	422,000
February 2017	19,000	21.74	19,000	403,000
March 2017	54,000	19.54	23,000	380,000
First Quarter 2017	93,000	20.48	62,000	380,000
April 2017	19,000	19.43	19,000	361,000
May 2017	22,000	17.59	22,000	339,000
June 2017	22,000	18.14	22,000	317,000
Second Quarter 2017	63,000	18.34	63,000	317,000
July 2017	20,000	18.16	20,000	297,000
August 2017	23,000	21.05	23,000	274,000
September 2017	21,000	20.85	21,000	253,000
Third Quarter 2017	64,000	20.08	64,000	253,000
Total 2017	220,000	$19.75	189,000	253,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: October 26, 2017	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer) and President

Date: October 26, 2017	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)