Form 10-K
period 2017-12-31
SPEEDWAY MOTORSPORTS INC
filed 2018-03-12
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item  405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $207,689,743 based upon the closing sales price of the registrant’s common stock on June 30, 2017 of $18.27 per share. At March 12, 2018, 40,977,076 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2018 are incorporated by reference into Part III of this report.

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

Speedway Motorsports, Inc., through its wholly-owned and operating subsidiaries, (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate eight first-class racing facilities in four of the top-ten media markets in the United States through our subsidiaries: Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Charlotte Motor Speedway (“CMS”), Kentucky Speedway (“KyS”), Las Vegas Motor Speedway (“LVMS”), New Hampshire Motor Speedway (“NHMS”), Sonoma Raceway (“SR”), and Texas Motor Speedway (“TMS”). SMI was incorporated in the State of Delaware in 1994. We also:

•	provide souvenir merchandising, including screen-printing and embroidery, and food, beverage and hospitality catering services through our SMI Properties subsidiaries
•	provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary
•	distribute wholesale and retail motorsports and other sports-related souvenir merchandise and apparel through our SMI Properties and SMI Trackside subsidiaries
•	manufacture and distribute smaller-scale, modified racing cars and parts through our US Legend Cars International subsidiary (“Legend Cars”)

In 2018, we currently plan to promote the following racing events:

•	thirteen National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned Monster Energy Cup Series (“Monster Energy NASCAR Cup” or “Monster Energy Cup”) stock car racing events
•	eleven NASCAR-sanctioned Xfinity Series (“Xfinity”) racing events
•	eight NASCAR-sanctioned Camping World Truck Series racing events
•	five NASCAR-sanctioned K&N Pro Series racing events
•	three NASCAR-sanctioned Whelen Modified Tour racing events
•	two IndyCar Series (“IndyCar”) racing events
•	six major National Hot Rod Association (“NHRA”) racing events
•	three World of Outlaws (“WOO”) racing events
•	one Automobile Racing Club of America (“ARCA”) racing event
•	several other races and events

In early 2017, the NASCAR Sprint Cup Series became the Monster Energy NASCAR Cup Series and that naming convention is used throughout this document.

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top-ten media markets. At December 31, 2017, our total permanent seating capacity of approximately 715,000, with 754 luxury suites, was located at the following facilities:

Speedway (1)	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites	(2)(4)	Permanent Seating (3)(4)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	780	1.5	89		66,000		Atlanta – 9
Bristol Motor Speedway	Bristol, TN	670	0.5	196		146,000		Tri-Cities – 99
Charlotte Motor Speedway	Concord, NC	1,310	1.5	75		79,000		Charlotte – 23
Kentucky Speedway	Sparta, KY	990	1.5	36		89,000		Cincinnati – 35
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102		75,000		Las Vegas – 40
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	35		76,000		Boston – 10
Sonoma Raceway	Sonoma, CA	1,600	2.5	27		47,000	(5)	San Francisco – 8
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194		137,000		Dallas-Fort Worth – 5
				754		715,000

(1)	References to “our” or “eight” speedways exclude North Wilkesboro Speedway, which we also own and presently has no significant operations.
(2)	Excluding dragway and dirt track suites.
(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(4)

From time to time, we repurpose various seating, suite and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes. Repurposed seating areas and suites are reflected this table.

(5)	SR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.

We derive revenues principally from the following activities:

•	licensing of network television, cable television and radio rights to broadcast racing events
•	sales of tickets to motorsports races and other events held at our speedways
•	sales of sponsorships and promotions to companies desiring to advertise or sell their products or services surrounding our events
•	commissions earned on sales of food, beverages and hospitality catering (through a third-party concessionaire)
•	event sales and commissions from motorsports souvenir merchandise
•	rental of luxury suites during events and other track facilities
•	track rentals for motorsports and non-motorsports events and activities and driving schools
•	sales of smaller-scale, modified racing cars and parts
•	radio motorsports programming, production and distribution
•	non-event sales of wholesale and retail racing and other sports-related souvenir merchandise and apparel
•	non-motorsport events can include popular music concerts, collegiate football games such as the 2016 “Battle at Bristol”, and various festival type activities

We have a diversified revenue stream with respect to both our revenue sources and geography. In 2017, our total revenues were comprised of 19% admissions, 46% NASCAR broadcasting, 29% other event related, and 6% other operating revenues. Many of our event related revenue streams such as sponsorship and other promotional revenues, radio broadcasting, driving schools and track rentals are with corporate partners involved in many different industries. In 2017, we derived approximately 80% of our total revenue from NASCAR-sanctioned racing events. We also derive revenue from IndyCar, NHRA, WOO, and other racing series events and various non-motorsports events and non-event merchandising operations. Our eight speedway facilities are strategically positioned in the Midwest, West, Northeast, and South United States. We believe this diversification better insulates our revenues and profitability from negative economic and geopolitical conditions, as well as unfavorable weather conditions in any one particular market or region of the country.

Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements through 2024 as further described below. Many of our sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Monster Energy Cup, Xfinity and Camping World Truck Series event sponsorships for the 2018 racing season, and many for years beyond 2018, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. See Notes 1 and 2 to the Consolidated Financial Statements for additional information on our businesses and activities.

INDUSTRY OVERVIEW

NASCAR is generally regarded as one of the world’s most successful sports entertainment organizations. NASCAR operates three national series, the Monster Energy Cup, Xfinity and Camping World Truck Series, as well as various regional racing series in many US states, Canada, Mexico and Europe. In 2017, NASCAR sanctioned 95 Monster Energy Cup, Xfinity and Camping World Truck Series races, including “playoff” races to determine the champions for each of those three series. NASCAR races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience.

We believe corporate interest in the sport has been significantly driven by the attractive demographics and brand-loyalty of the NASCAR fan. Independent research shows that NASCAR fans are the most brand-loyal fans in major US sports, demonstrating why many Fortune 500 companies choose NASCAR-sanctioned events as part of their marketing strategy, and we believe significant sponsorship opportunities exist. Sponsors are involved in all aspects of the industry, through event entitlement rights, official status designations and direct sponsorship of racing teams. We believe the increasing value of our premium media content is reflected in the ten-year NASCAR broadcasting rights agreements described below.

Broadcaster and Industry Focus – Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. As further described in “NASCAR Broadcasting Rights” below, the ten-year, multi-platform and media partnership broadcasting and digital rights agreements between NASCAR, FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and corporate marketing appeal and interest in all three NASCAR racing series.

We, NASCAR and the television broadcasters continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and technology that appeals to younger fans, families, and the changing demographics. We believe these media powerhouses are providing broad marketing continuity and exposure to widening demographic audiences through their Spanish-language broadcasts, website content and other ancillary programming such as nightly and weekly NASCAR-branded programming. These promotions benefit motorsports in general, similar to those provided for other major sports. We believe expanding marketing demographics, intense media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities.

Competing with Evolving Media and Content Consumption – New and expanding entertainment options are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding motorsports and non-motorsports related media coverage and content by network and cable broadcasters. Also, the ongoing improvements in high-definition television technology and increasing digital video recorder (“DVR”) use and expanding media, internet and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events, are increasingly influenced and used by changing demographics and are significantly impacting how content is consumed. NASCAR delivers content through multiple platforms. As such, we, NASCAR and the broadcasters continue to increase and expand our promotional efforts and initiatives as further discussed below in “Business – Operating Strategy, Our Numerous Promotional and Marketing Efforts”. Although these changes will likely continue, we believe the desire and demand for motorsports racing content, particularly for NASCAR racing, has been and will remain strong regardless of how such media content is consumed.

For 2017, the Monster Energy NASCAR Cup Series was the number one or two sport broadcast of the weekend twenty-two times during the season, averaging approximately 4.1 million viewers per broadcast and 58 million total unique television viewers and 223 million visits to NASCAR.com. On the social media front, NASCAR's platforms combined to generate approximately 4 billion social impressions and 463 million fan engagements in 2017. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. Special events such as the Olympics, or the impact of poor weather surrounding our current or prior year events, can impact media competition and year over year comparability of television ratings and viewership. Also, trends in seasonal television ratings and viewership for NASCAR racing often follow those of other major sports, including widely recognized events such as the Super Bowl, NCAA Final Four, Kentucky Derby and the Masters. Notwithstanding evolving media and content consumption, NASCAR racing continues to attract strong audiences and provides current and prospective fans and customers with expanding entertainment content and choices through television, social and other digital media for their enjoyment.

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

In another industry first, NASCAR has approved CMS conducting Monster Energy Cup and Xfinity Series racing events on its new 2.28-mile "ROVAL™" infield road course beginning in September 2018. We believe many fans will find the racing on CMS’s 2.28-mile combined superspeedway and road course novel and exciting, providing increased racing competition and new desirable sightlines and viewing areas. NASCAR recently announced several changes and improvements in its 2018 rules package for the Monster Energy NASCAR Cup Series. Many are technical and operational changes in efforts to continually improve safety and competition, and reduce operating costs for team owners and the sport. Some changes improve race car aerodynamics such as common flat splitters and elimination of the current ride-height rule at superspeedways. NASCAR’s inspection process now features a camera-based system which scans certain aspects of race cars. In efforts to reduce engine costs, NASCAR is requiring teams to use short-block engines in at least 13 races, which are sealed after their first race of use. Also, a single-engine rule is now in place for all Cup Series events, and involves new restrictions on engines used in backup race cars. Other changes enhance safety such as incident data recorders and high speed in-car video cameras to improve pre-crash data.

For 2017, NASCAR introduced an exciting new “stage-based” race format for all three of its national series - the Monster Energy Cup, Xfinity and Camping World Truck Series. This new format features three stages, providing “natural interludes” for fans and coordinated segment breaks between NASCAR and the TV broadcasters for maximizing on-track action viewing. The format also features substantial changes to how race points are awarded, with championship implications in each stage, and new qualifying procedures. Race car drivers receive points depending on their running order at the end of each stage, and the “playoff” bonus structure has been expanded and enhanced to continue throughout the entire playoffs - instead of just the first round. We believe these are some of the biggest and most exciting changes in years, as drivers now need to compete for spots early in events rather focusing towards the end of a race and over the entire racing season. NASCAR also regulated the number of pit-crew members that can go “over the wall” and limited time allowed for making race car repairs.

In recent years, NASCAR has redesigned competition rules to restore “pack racing” at restrictor plate speedways, “double-file restarts”, changes in field sizes, larger “restart zones”, pit road timing, new “overtime” procedures for finishing races, more consistent race start times, and relaxing on-track rules and regulations. NASCAR extended the “Playoff” format to the Xfinity and Camping World Truck Series, and changed the participation rules so that race car drivers can compete for championship points in only one of NASCAR’s top three racing series. NASCAR also announced team owner Charter agreements for its Monster Energy NASCAR Cup Series with 36 teams, and established a Team Owner Council that has formal input into decisions, and is designed to provide Charter teams with more stability and new revenue opportunities.

From time-to-time, extremely popular and long-standing successful race car drivers (“megastars”) such as Dale Earnhardt Jr, Jeff Gordon, Tony Stewart, Carl Edwards, Matt Kenseth and Danica Patrick announce their retirement or reduced motorsports racing due to age, health or other considerations. Similar to most sports, injuries or other concerns for participant well-being can lead to early “retirement” or reduced sport involvement. Race car driver popularity and performance abilities can affect on-track competition, the closeness of championship points racing, attendance, corporate interest, media attention and the appeal and success of racing in general.

NASCAR Cup Series Sponsor Change – Before 2017, Sprint was the entitlement sponsor for NASCAR’s premier racing Cup Series for several years. Starting with the 2017 race season, Monster Energy replaced Sprint as the NASCAR Cup Series sponsor. Monster Energy is a widely known brand, and popular with younger and changing demographic groups. Those groups are important targeted markets for all involved in NASCAR motorsports. We believe Monster Energy continues to commit sizable resources in promoting their expanded involvement in NASCAR racing, and is working with industry stakeholders and the broadcasters to widen the reach of NASCAR racing in general. Specific financial and other terms have not yet been disclosed. The Sprint sponsorship provided us with sizable annual revenue. While we anticipate future revenue under the arrangement, annual amounts have been, and may continue to be, lower.

MULTI-YEAR, MULTI-PLATFORM NASCAR BROADCASTING RIGHTS

Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received under broadcasting rights contracts between NASCAR and various television networks (46% of our total revenues in 2017). The ten-year television broadcasting agreements for 2015 through 2024 were negotiated and contracted by NASCAR. We participate in these multi-platform and media partnership agreements with NASCAR, FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series racing events, as well as certain NASCAR K&N Pro Series and Whelen Modified Tour events. NASCAR announcements have valued the industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual rights fees for the industry and an approximate 46% increase over the previous contract annual average of $560 million. These ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually. Our total contracted NASCAR broadcasting revenues are expected to approximate $217 million in 2018. SMI has separate five-year Event Management Agreements (purse and sanction agreements) with NASCAR under which our speedways conduct Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series and the All-Star Race events through 2020. These agreements contain annual increases in event management fees of three to four percent.

These broadcasting agreements include various “TV Everywhere” rights that allow 24-hour video-on-demand, expanded live-streaming and re-telecasting of certain races, in-progress and finished race highlights, replays of FOX-televised races to a Fox Sports-affiliated website, broadcasting rights for Spanish-language broadcasts, website content and other ancillary programming, as well as nightly and weekend NASCAR news and information shows. These rights are important to the broadcasters, and in turn industry stakeholders, for monetizing alternative digital delivery methods of NASCAR content and the evolving ways live sports content is consumed. NASCAR announced that "secondary ancillary rights" fees will be distributed 60% to teams, 30% to promoters (such as the Company) and 10% to NASCAR. These would be non-live broadcast rights for highlights and other digital content, including licensing to fantasy games for use of driver and team images. We believe there is increasing long-term value to those ancillary rights; however, we do not control the annual profitability shared with industry-wide participants.

OPERATING STRATEGY

A key component of our operating strategy is to own and operate first-class, modern facilities in premier geographic markets, and provide our individual and corporate fans and customers with the best entertainment experience and marketing value in our motorsports industry. Since the 1970’s, we have continually improved the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in our racing and other motorsports and non-motorsports events and activities. Our historical and ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort, enjoyment and entertainment value to our current and new prospective fans are further described below.

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at our strategically positioned modern facilities, including four of the top-ten media markets. We believe this strategy serves to enhance customer loyalty and satisfaction, and helps market and distribute racing and other sports-related souvenir, apparel and other merchandise. We market our scheduled events throughout the year - locally, regionally and nationally - using extensive and innovative marketing activities. In particular, we concentrate on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. We believe our objectives can be achieved by increasing revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets and activities. Successful speedway operations require significant capital investments, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Those factors, along with high media intensity and enhanced on-track competition, are expected to drive increases in fan appeal and the long-term value of our sponsorship and other marketing rights. The key components of this strategy are described below.

Modern, Innovative and Entertaining Facilities – Over many years, we have built and modernized our permanent grandstand seating and luxury suites, offering outstanding views, stadium-style terrace sections, wider and more comfortable seating, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities. We believe our facilities are some of the finest in the industry, and offer superior spectator enjoyment, convenience and accessibility. Lighting is installed at all SMI speedways, except SR and NHMS, so that we can offer nighttime racing. We have installed and greatly expanded “SAFER” crash walls and other safety barriers at all SMI speedways to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans increased excitement inherent in high-bank racing. In 2016, we repaved KyS’s superspeedway racing surface, and reprofiled turns one and two with increased banking for added racing excitement, which was well received by many race car drivers. In 2017, we repaved and reprofiled TMS’s superspeedway racing surface for increased racing excitement. SMI has built trackside condominiums at AMS, CMS and TMS. We have built or reconstructed dragstrips at BMS, CMS, LVMS and SR, featuring modern, innovative facilities with permanent grandstand seating, luxury suites and extensive fan amenities. Our zMAX Dragway at CMS features revolutionary, unique “four lane” racing, which we believe is one of the finest facilities in drag racing. Our other facilities include The Speedway Club at CMS and The Speedway Club at TMS, both containing exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs are open year-round and offer exclusive race day privileges, first-class restaurants, catering and corporate meeting accommodations, and at TMS, health-club, salon and spa facilities.

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

We have modernized our ticket offices and gift shops to increase fan appeal, and expanded our camping, RV and hospitality facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events. We have built extensive infield media centers, garage and entertainment facilities with modern technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. Our leading-edge facilities also feature modern leaderboards, new sound systems, hillside terrace seats, pit road suites, underground pedestrian tunnels, widened concourses and other expanded pedestrian infrastructure, among many other modernizing improvements. We have reconfigured and expanded parking areas and on-site roadways, and revamped traffic patterns for better traffic flow at all of our speedways. In 2018, we are expanding “The Strip at Las Vegas Motor Speedway” into a distinctive, lighted “four lane” dragway configuration, which we believe fans find appealing and entertaining similar to CMS’s popular zMAX dragway. We plan to continue modernizing and making other significant customer service enhancements at our speedways, all consistent with our commitment to quality, entertainment value and customer satisfaction for spectator benefit. See “Properties” for additional information on each of our speedways.

Facility Repurposing – From time to time, we repurpose various seating and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes. Many areas have been repurposed into unique, modern fan-zone entertainment and premium hospitality areas, RV camping and advertising areas, or wider seating and improved sight lines. Along with generating other facility revenues, removal also reduces depreciation and certain other operating costs. Many areas are similar to high end “taverns” or “pubs” and sports bars, close to our restart zones. CMS has a “Sun Deck” with nearby solar panels as part of our “green initiatives”. We may sell advertising, fixed billboards and other promotional space on wide repurposed areas, and wide areas of backstretch and diminished visibility seating depending on ticket demand for certain events. We believe repurposing and alternative use of these desirable advertising areas helps improve pricing power, and provides increased marketing appeal of fuller grandstands because those areas are frequently displayed during television broadcasts, in photos, and are viewable by large numbers of fans attending our speedways.

Changing Demographics – In response to lower attendance and certain event related revenues, along with changing demographics, we continue to increase and expand our promotional efforts and initiatives. Much of the success of the sport of NASCAR racing has long been attributed to the enduring and unsurpassed loyalty of our fans and customer base. Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While those long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base are increasing, as well as multicultural consumer groups are growing.

We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We offer many family-friendly and first-time fan programs to help educate and engage patrons who are new to the sport. We are attempting to capture the interest of the next generation of race fans through kid-friendly entertainment options, family camping, kids’ zone play areas and kids’ clubs, as well as offering kid-sized headsets for scanners so the entire family can enjoy the race experience.

Significant Investments in Leading-Edge Technology, Appealing to Younger Fans – We are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events. We recognize the increasing importance of providing our fans with compelling entertainment experiences that cannot be duplicated at home or other venues. We have made major investments in three of the world’s largest high-definition video boards at BMS in 2016, TMS in 2014 and CMS in 2011. These video boards significantly enhance the entertainment experience of fans at our events, and are providing expanded promotional opportunities. We also installed new sound systems and higher-end leader boards at several of our speedways. We have installed distributed antenna systems (“DAS”) or comparable technology at each of our speedways. This new technology is providing our race fans and corporate customers with improved wireless performance and connectivity options and the latest in digital applications while attending our events. These systems, similar to technology other major sport venues are deploying, also provide infrastructure for expanding wireless internet coverage and applications.

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

Our Numerous Promotional and Marketing Efforts – We believe marketing our scheduled events throughout the year locally, regionally and nationally is important. Along with innovative television, radio, newspaper and other traditional media promotions, we market our events and services using a wide variety of other programs and activities, including the internet and social media. We believe our initiatives, along with other factors discussed elsewhere, are encouraging increased attendance, but are unable to quantify the timing or amount of any future impact. Our marketing programs also include soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR event can include corporate promotional fan engagement zones and displays, luxury suite rentals, block ticket sales and catered hospitality, as well as souvenir race program and track signage advertising.

We have an exclusive long-term food and beverage management agreement with Levy Premium Foodservice Limited Partnership (“Levy”) through 2021 to provide on-site food, beverage, and hospitality catering services for essentially all events and operations at our speedways. We believe a consolidated food and beverage services agreement enables us to provide better products and expanded services to our customers. We offer high-end venues to corporate and other clientele desiring premium-quality menu choices and service, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. We are continually expanding and enhancing our premium food and beverage offerings in unique fan zones and modern hospitality areas, many similar to high end “taverns” or “pubs” and sports bars.

Many aspects of our marketing and promotional efforts include:

•	participation in track councils and organized fan advisory boards to continually improve entertainment experience and value
•	working with local lodging proprietors to lower prices and reduce or eliminate minimum stay requirements
•	preferred pricing, gifts and payment plans and programs that honor and reward renewals, long-time fans and continued patronage
•	interactive fan “ intelligence” mobile phone applications and real-time marketing and entertainment
•	new, lower children ticket pricing – including free tickets for children with attending families for various events
•	promotional campaigns to incentivize earlier ticket purchasing, season ticket package renewal and purchases by families
•	rainout and weather policies for various ticket holders
•	code of conduct text response systems, similar to other major sports venues
•	marketing on popular social media websites
•	marketing on internet sites offering detailed seat information and other ticket buying conveniences
•	marketing on emerging internet sites with motorsports news and entertainment
•	direct mail and e-mail campaigns
•	pre-race promotional activities such as live music, fan engagement areas, military aircraft flyovers, skydivers and daredevil stunts
•	offering tours of our facilities

Maximization of Media Exposure and Enhancement of Sponsorship and Other Promotional Revenues – We are strategically positioned with eight first-class speedway facilities in the Midwest, West, Northeast, and South United States, including four of the nation’s top-ten media markets, with combined permanent seating of approximately 715,000 as of December 31, 2017. Our speedway facilities are located in Dallas-Fort Worth, Las Vegas and San Francisco markets, providing us with critical mass west of the Mississippi River that enhances our overall operations, as well as sponsorship and other marketing opportunities. Our Atlanta, Bristol and Charlotte Motor Speedways are located in the South, which is considered the “heart” of racing. KyS is located approximately one-half hour south of the Midwestern city of Cincinnati, Ohio, and strategically positioned between the desirable markets of Lexington and Louisville, Kentucky. Our NHMS, about one hour north of Boston, is located in one of the largest media markets in North America.

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

We broadcast most of our Monster Energy NASCAR Cup and Xfinity Series racing events, as well as many other events, at each of our speedways over our proprietary Performance Racing Network. PRN is syndicated nationwide to several hundred radio stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to several hundred affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with SiriusXM Satellite Radio and NASCAR.com, offers sponsors a powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2018.

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

We believe the Legend Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $14,000, and is an affordable entry into racing for enthusiasts who otherwise could not race on an organized circuit. Cars and parts are currently marketed and sold through distributors conducting business throughout the United States, in Canada, the Middle East, Russia, South Korea, Australia, Japan, South America, Africa, Europe and other countries. The Legends Circuit, which includes both race models, held nearly 1,800 sanctioned races at over 140 different tracks in 2017, making it one of the most active short-track racing divisions in motorsports. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks where races are held.

Increased Daily Usage of Existing Facilities – We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Our many other uses include driving schools, track rentals, concerts, car and truck shows, auto fair shows, free-style motocross and monster truck events, vehicle testing, settings for television commercials, holiday season festivities, print advertisements and motion pictures. We hold several NHRA and other bracket racing events throughout the year at our BMS, CMS, LVMS and SR dragways, and at AMS and TMS (using superspeedway pit roads and other facilities), along with holding frequent Legend Cars racing events at several of our speedways.

In another first, BMS hosted a collegiate football game between the University of Tennessee and Virginia Tech, “the Battle at Bristol, College Football's Biggest Ever”, including a large preceding concert, in September 2016. Both events were hugely successful with intense media coverage and fanfare, and is included in the Guinness World Records as the highest attended collegiate football game in history. BMS also hosted another collegiate football game between East Tennessee State University and Western Carolina University the following weekend, although not as large. We are actively seeking to host additional football games, although none have been scheduled at this time.

LVMS has more than thirteen different paved and dirt track configurations, including a modern driving school and road course. LVMS hosts large track rentals used by car manufacturers for rallies and other corporate functions, and we plan to continue capitalizing on LVMS’s top market entertainment value and promote new expanded venues. Our larger road courses at AMS, CMS, LVMS, NHMS, SR and TMS are rented for various activities such as driving schools, series racing and vehicle testing. Also, CMS, LVMS and TMS own 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as AMA, events have been held. In recent years, LVMS and TMS have held popular and successful Red Bull Air Race World Championship events.

Other examples of increased usage include holiday season festivities at most of our speedways, including “Speedway Christmas,” a long drive-through Christmas light-park and village at CMS, and BMS’s holiday season “Speedway In Lights”, which are prominent in those regions. LVMS continues to annually host the widely-popular Electric Daisy Carnival concert, attracting large numbers of young fans. At times, we host concerts featuring popular bands at stand-alone events and frequently as entertainment before and after our racing events. We are exploring holding larger stand-alone concerts with popular musical acts at certain speedway facilities. CMS and TMS hold auto fair shows and Goodguys Rod & Custom Association Nationals and other car shows, also very popular. In past years, we have conducted and hosted a wide variety of events such as snowmobile racing events at NHMS and Cirque Du Soleil entertainment shows at CMS. We have held Global RallyCross events at CMS, LVMS, NHMS and TMS that featured exciting off-road circuit racing, particularly popular with younger fans.

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

OPERATIONS

Our operations consist principally of motorsports racing and related events, along with ancillary businesses as further described in “Business – General Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table summarizes our NASCAR Monster Energy Cup and Xfinity Series racing events scheduled in 2018 (in chronological order):

Date	Speedway	Series	Event
February 24	AMS	Xfinity	Rinnai 250
February 25	AMS	Monster Energy Cup	Folds of Honor QuikTrip 500
March 3	LVMS	Xfinity	Boyd Gaming 300
March 4	LVMS	Monster Energy Cup	Pennzoil 400
April 7	TMS	Xfinity	My Bariatric Solutions 300
April 8	TMS	Monster Energy Cup	O’Reilly Auto Parts 500
April 14	BMS	Xfinity	Fitzgerald Glider Kits 300
April 15	BMS	Monster Energy Cup	Food City 500
May 19	CMS	Monster Energy Cup	Monster Energy NASCAR All-Star Race
May 26	CMS	Xfinity	Alsco 300
May 27	CMS	Monster Energy Cup	Coca-Cola 600
June 24	SR	Monster Energy Cup	Toyota/SaveMart 350
July 13	KyS	Xfinity	Alsco 300
July 14	KyS	Monster Energy Cup	Quaker State 400
July 21	NHMS	Xfinity	Lakes Region 200
July 22	NHMS	Monster Energy Cup	New Hampshire 301
August 17	BMS	Xfinity	Food City 300
August 18	BMS	Monster Energy Cup	Bass Pro Shops NRA Night Race
September 15	LVMS	Xfinity	DC Solar 300
September 16	LVMS	Monster Energy Cup	South Point 400
September 29	CMS	Xfinity	Drive for the Cure 300
September 30	CMS	Monster Energy Cup	Bank of America 500
November 3	TMS	Xfinity	O’Reilly Auto Parts 300
November 4	TMS	Monster Energy Cup	AAA Texas 500

Along with those NASCAR Monster Energy Cup and Xfinity Series races, our speedways plan to hold the following racing events in 2018:

Event	AMS	BMS	CMS	KyS	LVMS	NHMS	SR	TMS
NASCAR Camping World Truck	1	1	1	1	2			2
NASCAR K&N Pro		1			1	2	1
NASCAR Whelen Modified		1				2
NHRA Nationals		1	2		2		1
IndyCar							1	1
WOO			2		1
ARCA			1

COMPETITION

Motorsports promotion is a competitive industry. We are the leading motorsports promoter in the local and regional markets served by our eight speedways. We compete for spectator interest and consumer and corporate spending with others in the motorsports industry and all forms of professional, collegiate and amateur spring, summer and fall sports - locally, regionally and nationally - as well as other forms of leisure and recreational entertainment activities. We compete with other speedway owners and promotors, particularly International Speedway Corporation (“ISC”), to sponsor events, especially Monster Energy Cup and Xfinity Series events and, to a lesser extent, other NASCAR, IndyCar, NHRA and WOO sanctioned events. We compete with other sports such as football, baseball, basketball, soccer and hockey conducted in and near Atlanta, Boston, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas, Lexington/Louisville/Cincinnati, and San Francisco. We also compete for spectator interest and consumer and corporate spending with non-sports related venues and events such as concerts, shows and a widening range of other available entertainment and recreational activities in those same geographical areas. These competing events or activities may be held on the same days or weekends as our events.

Similar to most sports, the motorsports industry is experiencing an evolving media and entertainment transformation. Changing demographics, new technology and expanding online viewing options are dramatically changing how all media content is consumed, and not just that of motorsports. New and expanding entertainment options are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding motorsports and non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology and increasing DVR use and expanding media, internet and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events, both of which are increasingly influenced by changing demographics. As such, we continue to increase and expand our promotional efforts and initiatives as further discussed above in “Business – Operating Strategy, Significant Investments in Leading-Edge Technology, Appealing to Younger Fans and Our Numerous Promotional and Marketing Efforts”. These and other competition related factors are further discussed in our “Risk Factors”.

SEASONALITY

Our business has been, and is expected to remain, somewhat seasonal. For further discussion on our seasonality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Comparison of Quarterly Results”.

EMPLOYEES

As of December 31, 2017, we had approximately 726 full-time and 279 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

INSURANCE

We maintain property, casualty, liability, cyberattack, and business interruption insurance, including coverage for acts of terrorism, with insurers we believe to be financially sound. Our insurance policies generally cover accidents that may occur at our speedways, subject to ordinary course deductibles, policy limits and exceptions. As further described in our “Risk Factors”, we use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties, and motorsports events and other business risks. We believe our insurance levels are sufficient for our needs and consistent with insurance maintained by similar companies.

INTELLECTUAL PROPERTY

We have various registered and common law trademark rights, including, but not limited to, “Speedway Motorsports,” “Atlanta Motor Speedway,” “AMS,” “AutoFair,” “AvBlend,” “America’s Night Race,” “Bluegrass Club,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Kentucky Club,” “Kentucky Speedway,” “Las Vegas Motor Speedway,” “Loudon Classic,” “Magic Mile,” “Miles of Courage,” “New Hampshire Motor Speedway,” “Sears Point Raceway,” “Thunder Valley Nationals,” “Texas Motor Speedway,” “TMS,” “Legend Cars,” “Bandolero,” “It Soaks Into Metal,” “It’s Bristol Baby!,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMAX,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear and Accessory Conditioner,” “Fans First,” “The Great American Speedway!,” “Radio Without a Restrictor Plate,” “Seal of Champions,” “Speedway World,” “The Official Seal of Racing,” “Lug Nut,” “Sparky,” “Live Free & Race!,” “zMAX Dragway,” “Think Outside The Oval,” “The 600,” "ROVAL™," “U.S. Legend Cars International,” “Let the Troops Race,” “Raceday U,” “Raceday University,” “Wild Asphalt Circus,” “Texas Motorsports Hall of Fame,” “Battle at Bristol,” “Battle at Bristol, College Football’s Biggest Ever, September 10, 2016,” “Big Hoss TV,” “No Limits Texas,” “Victory Lane Club,” “America’s Home for Racing,” and our corporate logos. We have registered trademark rights to “zMAX” in Australia, Canada, Israel, Mexico, New Zealand, Singapore and the European Union, registered trademark rights to “Legend Cars” in the European Union and Canada, and registered service mark rights to “Motorsports by Mail” in Japan. We also have one patent pending related to Catch Fence design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, if necessary, to protect their proprietary value in sale and market recognition.

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

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, driving schools and track rentals, among other things. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations, particularly because we promote a limited number of premier events. Due to inclement weather conditions, we may be required to reschedule a race event to the next raceable day. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

When events are delayed, postponed or rescheduled because of poor weather (or national security concerns, natural disasters or other reasons), we typically incur additional operating expenses associated with conducting the rescheduled event, as well as generate lower admissions, food, beverage and souvenir revenues. If an event is cancelled, we would incur expenses associated with preparing to conduct the event, as well as losing associated event revenues, including live broadcast revenues, to the extent such losses were not covered by insurance. If a cancelled event is part of the Monster Energy NASCAR Cup, Xfinity or Camping World Series, amounts we receive from television revenues for all of our NASCAR events in the series that experienced cancellation could be reduced. This would occur if, as a result of cancellation and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues in excess of amounts scheduled to be paid to the promoter of the cancelled event.

Lack of competitiveness in Monster Energy NASCAR Cup Series races or closeness of championship points races, the popularity of race car drivers or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact our operating results.

A lack of competitiveness in Monster Energy Cup Series races or the closeness of the championship points race, race car driver popularity, and the success of NASCAR racing in general, in any particular racing season can significantly impact our operating results. Various performance factors of racing competitors, particularly popular drivers, can affect on-track competition and the appeal of racing. New or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. As further discussed in “Business – Industry Overview”, NASCAR as a sanctioning body periodically implements new rules or technical and other required changes for race teams and drivers and event promoters in attempts to increase safety, racing competition, and fan and media interest, among other things. These and other periodically implemented changes may or may not become more successful or popular with fans. Such factors can affect attendance and other event related revenues for our NASCAR and other racing events, corporate interest, media attention, and promotional marketing appeal, as well as other events surrounding the weekends races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance these factors will not adversely impact our attendance or other event related revenues, or that our operating costs will not be adversely impacted by sanctioning body changes in any particular season.

The United States and global economies, disruptions in the financial markets and geopolitical events could have a significant adverse impact on consumer and corporate spending and our business. Consumer and corporate spending can significantly impact our operating results, and national or local catastrophes, elevated terrorism alerts, fear of violence or attacks at large event gatherings, outbreaks of infectious diseases or natural disasters could have a significant adverse impact on our operating results.

Our business depends on discretionary consumer and corporate spending. High or higher underemployment or unemployment, food and health care costs, income, sales, property and other tax rates, tight credit markets, difficult residential real estate and mortgage markets, and stock market volatility, among other factors, could dampen consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending. Many fans from other countries, such as Canada, travel to our speedways, particularly Las Vegas and New Hampshire. Fluctuations in currency exchange rates can impact consumer spending sentiment and travel decisions, particularly when unfavorable relative to US currency such as Canada’s at this time. Such reduced spending may continue to negatively impact our admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. These and other similar factors could have a significant adverse impact on our future results of operations.

While the direction and strength of the United States economy are improving, uncertainty remains as to its recovery strength and duration, as well as for other foreign countries. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits or actions by the Federal Reserve Bank could also lead to higher interest rates, inflation increases and difficult borrowing conditions for consumers and corporate customers. Significant changes or uncertainty in governmental policies, regulatory environments, spending sentiment, and many other factors and conditions, could adversely impact our operations. Changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer spending, economic recovery and our future results. The economy or financial and credit markets might destabilize or worsen.

Other factors that can affect consumer and corporate spending include hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts or fear of violence, terrorist attacks, military actions, air travel concerns, and geopolitical events, as well as various industry and other business conditions. Incidents such as the 2017 Las Vegas shootings, 2015 Paris attacks and 2013 Boston bombings, or outbreaks of infectious diseases such as Ebola, Zika or other pandemics, can affect public concerns regarding large gatherings of people, including travel to large populated venues or locations. Additional incidents could have a particularly significant negative impact on attendance and other event related spending by individuals or corporate fans and customers who have or might have planned to attend one or more of our racing events. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers. These factors can adversely impact local, regional and national consumer and corporate spending sentiment. Each of these aforementioned negative factors, and particularly when combined, may adversely impact corporate and individual customer spending and have a material adverse impact on our future operating results.

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

We, NASCAR and the television broadcasters continue to make sizable investments in new and expanding marketing initiatives and leading-edge facility and technology improvements that appeal to younger fans and the changing demographics. We are increasingly investing in new marketing approaches and technology to foster attendance by families, particularly those with younger children and teenagers. We are also increasingly investing in social media, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. Some of our recent larger investments include installation of three large high-definition video boards at BMS, CMS and TMS. There can be no assurance that our various initiatives, and those of NASCAR or the television broadcasters, individually or in combination, will successfully increase attendance, event related revenues or corporate or individual marketing appeal or interest in our sport or venues.

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

Our NASCAR broadcasting rights revenues are significant multi-year contracted revenue and cash flow sources for us. Any significant adverse changes to such rights revenues could adversely impact our results. As further discussed in “Business – NASCAR Broadcasting Rights”, NASCAR reached ten-year, multi-platform and media partnership agreements with FOX Sports Media Group and NBC Sports Group beginning in 2015 through 2024. These ten-year broadcasting agreements are anticipated to provide us annual contracted revenue increases averaging almost 4% per year, with total contracted NASCAR broadcasting revenues of approximately $217 million in 2018. Future changes in race schedules could impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. NASCAR ratings can impact attendance at our events and sponsorship opportunities.

Relocation, failure to relocate, or other scheduling changes in holding our motorsports events could adversely affect us.

We may evaluate or attempt to realign one or more Monster Energy NASCAR Cup Series (or other motorsports series) race dates among our multiple track facilities, or change the quarterly periods in which the same number of race dates are held each year. Many factors and alternatives must be considered when moving races, including the popularity and profitability of various races, relative speedway seating capacity, alternative speedway uses and revenues, costs of any capital expenditures to upgrade or expand facilities, lead times required to complete any upgrades or expansion, alternative uses of capital, existing or potential governmental tax incentives, changing economic conditions for the individual speedway or economy as a whole, as well as various other strategic issues. NASCAR has previously stated it would consider potential track realignment of Monster Energy Cup Series racing events to desirable, potentially more profitable market venues of speedway operators, but is not obligated to do so. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably.

However, as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity", we obtained approval from NASCAR to realign annual Monster Energy Cup Series and Camping World Truck Series racing events from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018. The realignment may have a material impact on our annual cash flow cycles and our operating results after 2017. Relocation or changes in calendar periods of our larger events held among our speedways, particularly Monster Energy Cup racing events, could result in lower profitability than management anticipated and net decreases in future operating profitability and cash flows. Also, long-lived assets of a speedway from where a Monster Energy Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in any impairment evaluation, could have a material adverse effect on the outcome of our impairment evaluations and future financial condition or results of operations.

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

Management attempts to obtain, and believes we presently have, reasonable policy limits of property, casualty, liability, cyberattack and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers. However, we cannot guarantee that our policy limits or coverage currently in force would be adequate should one or multiple catastrophic events occur at or near any of our speedway facilities, or one or more of our major motorsports events were cancelled. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our speedway facilities could have a material adverse effect on our future financial position and results of operations if our asset damage or liability was to exceed insurance coverage limits or an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of regional or national incidents, in particular incidents at sporting events, entertainment or other public venues, could significantly impair our ability to obtain such insurance coverage in the future.

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

Our Credit Facility allows for annual capital expenditures of up to $75.0 million, and provides for additional borrowings of up to $99.3 million as of December 31, 2017 subject to meeting specified conditions. We may make material capital improvements over several years in amounts that have not yet been determined. The cost, profitability, timing or success of future capital projects and investments is subject to numerous factors, conditions and assumptions, many of which are beyond our control, including:

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

Should projects be abandoned or substantially decreased in scope due to unforeseen negative factors, we could be required to expense some or all previously capitalized costs, which could have a material adverse effect on our future financial condition or results of operations. Repurposed or replaced speedway facilities that are larger or different than initially planned could result in material additional accelerated depreciation or shortened periods of depreciation. Also, should improvement projects not produce a sufficient economic yield, including those requiring demolition of speedway facility components, or where capitalization of demolition, construction and historical component costs are limited to a revised estimated project value, capitalized expenditures could become impaired resulting in a material impairment charge. These charges could have a substantial adverse effect on our future financial condition or results of operations.

Future impairment of our property and equipment or other intangible assets and goodwill, and future changes in asset depreciation periods, could adversely affect our profitability.

As of December 31, 2017, we have net property and equipment of $958.2 million, net other intangible assets of $298.4 million and goodwill of $46.2 million. We periodically evaluate property and equipment under certain circumstances and events, and annually evaluate other intangible assets and goodwill, for possible impairment. Our evaluation methodology, assumptions, and results are further described in Note 2 to the Consolidated Financial Statements. We believe no unrecognized impairment exists at December 31, 2017. Different conditions, trends or assumptions or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation. Should our reporting units or their indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges and adversely affect our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

From time to time, we may decide to repurpose lower demand seating areas and suites at certain speedways to help manage facility capacity, improve sightlines, expand viewing areas, and convert space for alternative marketing uses or other reasons. We may incur significant expenditures to demolish or convert such seating, including associated grandstand areas, in years and amounts that have not yet been determined. Such expenditures may or may not increase our future success and profitability, which depends on many factors outside of management’s control. As further described in Note 4 to the Consolidated Financial Statements, we recorded significant non-cash charges for accelerated depreciation related to repurposing of certain seating and other speedway facilities in 2017 and recent years.

Notwithstanding such charges, the depreciable carrying values for our grandstands and suites are material. Depending on management’s plans, we could be required to accelerate or shorten depreciation periods or write off remaining undepreciated net book value of associated assets, or incur significant costs of demolition and disposal, all or some of which could have a material adverse impact on our future financial condition or results of operations.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions, projects or other development activities, and efficient and successful integration into our operations.

From time to time, we pursue acquisitions, projects and other development activities, or joint ventures as part of our long-term business strategy, which may involve significant challenges and risks. Transactions may not advance our business strategy or we may not realize a satisfactory return on our investments or activities. We may experience difficulty integrating new employees, business systems and technology, or management’s attention may be diverted from our other businesses or operations. Also, our use of cash or additional borrowings to fund such transactions or activities could adversely impact our liquidity, and our ability to borrow additional funds for other business purposes, or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition or results of operations.

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

Our indebtedness could adversely affect our financial position, our ability to meet our obligations under our debt instruments, and our ability to pay dividends.

As of December 31, 2017, we had total outstanding long-term debt of approximately $231.0 million as further described in Note 6 to the Consolidated Financial Statements. Our indebtedness and leverage could make it more difficult and costly to borrow money, and may reduce funds available for financing our operations and other business activities and have other important consequences, including the following:

•

requiring us to dedicate a substantial portion of our cash flow from operations for payment of principal, debt redemption, interest costs, reducing funds available for working capital, capital expenditures, dividends, stock repurchases, and other corporate purposes

•

our ability to adjust to adverse or changing market conditions and withstand competitive pressures could be limited, and we may be vulnerable to additional risk in difficult general economic or other market conditions

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

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available for other use in our business. In 2017, we paid $12.8 million in interest on our indebtedness. Our ability to make debt service payments depends on our future ability to generate sufficient cash. This, to a certain extent, is subject to general economic, financial, legislative, regulatory, industry, competitive and other factors beyond our control. Our operations are substantially impacted by the success of NASCAR in the promotion and conduct of racing as a sanctioning body, our relationship with NASCAR, the popularity of NASCAR and other motorsports generally, and the impact of competition. Although under our control, our cash outlays for dividends are funded in part with cash that would otherwise be available for capital spending, repurchases of common stock or other liquidity needs. Also, any future dividend increases would further limit cash otherwise available for such uses or needs. Our business may not be able to generate sufficient cash from operations to pay our indebtedness or fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity.

Our future borrowing costs on current or future indebtedness could substantially increase, and have a material adverse effect on our financial condition or results of operations.

As of December 31, 2017, we had total outstanding long-term debt of approximately $231.0 million and our revolving Credit Facility permits additional borrowings of up to $99.3 million. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility and future increases, if significant, could adversely impact our future results. Our future capital spending or investments could significantly increase our future outstanding debt. Also, our future interest and borrowing costs under our Credit Facility or any refinanced or additional debt could substantially increase and adversely affect our financial condition or profitability. We are currently unable to predict if, when or how much interest rates could change. Our indebtedness levels and leverage could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility or other borrowing arrangements.

As further discussed in Note 6 to the Consolidated Financial Statements, interest rates under our Credit Facility are based on specified tier levels that are adjustable periodically based upon certain consolidated total leverage ratios. Our current planned or unplanned future capital spending could result in increases in our future outstanding indebtedness. Such factors, along with our current leverage, could further reduce the amounts by which we exceed minimum required covenant compliance levels and result in changes to our interest cost tier levels. Future changes in such surplus in our compliance levels or interest cost tiers could result in increased interest costs on current or future indebtedness, restricted or reduced borrowings and availability under our Credit Facility, and increased costs for any new borrowings or financing. Each or all of these factors could have a material adverse effect on our future financial condition or results of operations.

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

Because of our outstanding indebtedness, debt covenant compliance is important to our operations. Our Credit Facility is the primary source of committed funding for our planned capital expenditures, strategic initiatives, repurchases of our common stock and working capital needs. Our Credit Facility contains more extensive and restrictive covenants than our 2023 Senior Notes, and requires us to maintain specified financial ratios as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

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

We may incur additional indebtedness in the future.

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

Failure to maintain adequate cybersecurity protection for certain customer-related information could damage our reputation with current or prospective customers, subject us to litigation or adverse regulatory actions, or cause us to incur substantial additional costs or substantial losses of revenues.

In the ordinary course of business, we collect and store certain financial and other information from individuals, corporations and others, including customers, employees and outside contractors. We process customer payment card information, perform credit, employment and other business related inquiries, and collect customary information used for marketing purposes. We contract with third parties for processing orders and payments of a large portion of our tickets and other access sold for our events, much of which is transacted indirectly through links with our external or partner websites. Our online operations depend upon secure transmission of confidential information over public networks, including information permitting and transacting cashless payments. Also, Payment Card Industry (“PCI”) data security standards continue to increase, along with tougher compliance requirements. Our cybersecurity protection measures are increasingly costly as new prevention and detection technologies emerge in response to ongoing and rapid changes in cyber-terrorism and other system intrusion efforts advance. We commit significant internal and external resources to network security, data encryption, PCI security standards compliance and other security measures to protect our networks and data, but there can be no assurance these security measures provide complete security. We attempt to limit exposure to security breaches and sensitive customer data through the use of “tokens” in certain processing applications, which is an industry best practice that does not require storage of credit card numbers.

As with all entities, our cybersecurity protection measures are subject to third-party security hardware and software soundness, employee and consultant errors or intentional harmful actions and other unforeseen factors or circumstances. Our or third-party networks could be breached and we could be unable to protect sensitive data. A breach of our security networks that results in personal, corporate or other sensitive information being obtained by unauthorized persons could adversely affect our reputation with current or prospective customers, credit and debit card processers, ticket sellers and distributors, and others. Such security breaches could result in litigation against us, adverse regulatory or credit card processer actions, restrictions or imposing substantial penalties or fines. We could be required or need to spend significant additional resources on our information security systems, including engaging third party consultants or employee hiring and training. Also, a security breach could disrupt our operations, particularly sales and marketing, result in lost customer revenue and create significant negative publicity. Notwithstanding the absence of any security breach, our failure to maintain compliance with PCI security standards could result in significant penalties, fines, increased processing costs or discontinued card acceptance by processors. While we maintain cyber liability insurance, certain losses may not be covered. Any significant breach could have a material adverse impact on our future financial condition or results of operations.

Results and costs attributable to the extraction of natural gas are uncertain.

As further discussed in Note 2 to the Consolidated Financial Statements, our TMS subsidiary has a natural gas mineral rights lease agreement and a joint exploration agreement. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain prices levels are met. Drilling natural gas wells involves numerous risks and our revenues and royalties from such operations may be impacted as a result of a variety of factors. Revenues can vary from associated volatility in natural gas price levels and common diminishing well production, drilling conditions, various operating and regulatory factors common in drilling and exploration activities, as well as other factors outside of TMS’s control. Such revenues have declined from associated market declines and volatility in natural gas price levels. At this time, while extraction activities continue, no new wells are being explored, and management is unable to determine ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline or remain steady or adequate. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements up to specified cumulative amounts. However, at this time, management believes 2018 revenues will not differ significantly from 2017, and that our infrastructure spending will continue to exceed anticipated future royalties similar to 2017.

Our Executive Chairman and Chief Executive Officer and their family own a majority of our common stock and will control any matter submitted to a vote of our stockholders.

As of March 12, 2018, Mr. O. Bruton Smith, our Executive Chairman, and Mr. Marcus G. Smith, our Chief Executive Officer, beneficially owned, directly and indirectly, an aggregate of approximately 29 million shares or 71% of our common stock. As a result, they will continue to control the outcome of issues submitted to our stockholders, including the election of all directors. As a “controlled company” within the meaning of the NYSE rules, we also qualify for exemptions from certain corporate governance requirements, including the requirement that we have nominating and corporate governance and compensation committees composed entirely of independent directors. Although we qualify, we do not currently use this “controlled company” exemption.

Our large net deferred tax liabilities, further changes in income tax laws, or changes or revisions to our income tax reporting could adversely affect our financial condition, results of operations and cash flows.

As further described in our “Critical Accounting Policies and Accounting Estimates” and Notes 2 and 8 to the Consolidated Financial Statements, our income taxes and deferred tax assets and liabilities are material to our current and future financial condition and results of operations. As of December 31, 2017, we recognized the accounting effects of the Tax Cuts and Jobs Act (“the Tax Act”) enacted into United States tax law, subject to Staff Accounting Bulletin No. 118 (“SAB No. 118”) which provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects of the Tax Act. We recorded provisional tax expense related to non-deductible executive compensation as we anticipate the performance-based exception on our cash compensation plans will no longer be applicable. We anticipate the Internal Revenue Service will be providing additional guidance on the accounting for non-deductible executive compensation. We plan to finalize the accounting for those provisional amounts upon filing of our federal income tax returns within our 2018 fourth quarter, or in earlier periods if additional guidance is issued. At this time, we believe those provisional adjustments will not materially impact our future effective income tax rates, deferred tax liabilities or cash flows; however, such amounts are estimates that remain subject to finalization. Final amounts may differ from provisional amounts after further analysis, changes in interpretation and assumptions, or additional regulatory guidance that may be issued, among other things.

At December 31, 2017, net deferred tax liabilities totaled $201.8 million, including deferred tax assets of $11.1 million, and liabilities for unrecognized tax benefits totaled $11.7 million. At December 31, 2017, valuation allowances of $1.9 million have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not. The associated accounting and reporting for income taxes is complicated and based on significant assumptions, estimates and judgment. Numerous factors are involved in assessing and adjusting deferred tax assets and liabilities, including valuation allowances and reserves for uncertain tax positions. Our accounting for income taxes also involves our best estimate of future events. Should tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in periods such determination is made.

Our deferred tax liabilities associated with our property and equipment are material. Our future capital expenditures, along with further changes in income tax laws, can significantly impact the timing of reversal of deferred tax liabilities and the amount and timing of our future cash paid for income taxes. While management plans to minimize income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are subject to change. The reversal of deferred income tax liabilities resulted in higher cash paid for income taxes in 2017 as compared to recent years. While we anticipate our future cash outlays for income taxes under the Tax Act will be relatively lower than under previous tax law, such 2018 and future payments are expected to remain substantial.

Our effective income tax rates in future years may or may not be impacted by many factors, which could result in relative increases or decreases in future income tax expense. Changes in existing tax laws or rates could affect our actual future taxable results and the realization of deferred tax assets or liabilities over time. Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. Further changes in tax laws, assumptions, estimates or methods used in accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

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

The market price of our common stock could be adversely affected by the sale of approximately 224,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans, by the issuance or sale of approximately 3,407,000 shares of our common stock available for grant under our equity compensation plans, or by the sale of approximately 29 million shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held directly or indirectly by Mr. O. Bruton Smith, our Executive Chairman, and Mr. Marcus G. Smith, our Chief Executive Officer. The market price for our common stock could also be adversely affected if there was a default of one of the non-Company loans under which 500,000 shares of our common stock, owned by Mr. O. Bruton Smith and Sonic Financial Corporation, an affiliate through common ownership by Mr. O. Bruton Smith and Mr. Marcus G. Smith, have been pledged.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. Seating and other facility areas repurposed or in the process of being repurposed as further described in Note 4 are reflected below. A description of each SMI speedway as of December 31, 2017 follows:

Atlanta Motor Speedway – AMS is located on approximately 780 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS is located in a top-ten media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. AMS has a modern 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, an on-site 2.5-mile road course and 46 condominiums overlooking the speedway. AMS has significant modern hospitality and club-style seating in areas close to their restart zone and in converted luxury suites, similar to high end “taverns” or “pubs” with convenient access to premium food and beverage service. AMS has permanent seating capacity of approximately 66,000, including 89 luxury suites.

Bristol Motor Speedway – BMS is located on approximately 670 acres in Bristol, Tennessee and is a 0.533-mile, lighted, high-banked concrete oval speedway. BMS also owns and operates Thunder Valley, a 1/4-mile modern, lighted dragway, which features permanent grandstand seating, luxury suites and extensive fan amenities. BMS also has the world’s largest outdoor, center-hung high-definition video board. We believe BMS is one of the most popular facilities on the Monster Energy Cup circuit among race fans due to its steep banked turns, lighted nighttime races and outstanding stadium-like views. BMS has significant modern hospitality areas close to their restart zone and other outdoor areas, many similar to high end “taverns” or “pubs” with convenient access to premium food and beverage service. BMS has permanent seating capacity of approximately 146,000, including 196 luxury suites.

Charlotte Motor Speedway – CMS is located on approximately 1,310 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. CMS’s main track is a 1.5-mile banked, lighted, asphalt quad-oval facility, with significant modern hospitality areas and club-style seating offering convenient access to premium restaurant-quality food and beverage service. Some of the areas are close to their restart zone, similar to high end “taverns” or “pubs”, including an outdoor “Sun Deck” with nearby solar panels as part of our “green initiatives". CMS’s main track now also features a new 2.28-mile infield, combined superspeedway and road course ("ROVAL™") , the industry’s first, that we believe many fans will find novel and exciting.

CMS has one of the world’s largest high-definition video boards, 52 condominiums overlooking turn one, and a modern media center with leading-edge technology infrastructure and access. CMS also has an executive office tower adjoining the main grandstand, featuring The Speedway Club at CMS which offers exclusive dining and entertainment and premium restaurant, catering and corporate meeting facilities. CMS owns and operates the zMAX Dragway, a unique, lighted “four lane” racing configuration, with almost 30,000 premium permanent seats, 31 luxury suites and upscale food and beverage concession areas. CMS also has a 4/10-mile, modern, lighted, dirt track facility, and several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval). CMS has permanent seating capacity of approximately 79,000, including 75 luxury suites.

Kentucky Speedway – KyS is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio and strategically located between Lexington and Louisville, Kentucky, on approximately 990 acres, featuring a 1.5-mile, asphalt, tri-oval superspeedway. We repaved KyS’s racing surface, and reprofiled turns one and two with increased banking for added racing excitement. KyS has significant modern hospitality areas and club-style seating with convenient access to premium food and beverage service, as well as modern and extensive infield media center, garage and fan-zone entertainment facilities. KyS has permanent seating capacity of approximately 89,000, including 36 luxury suites.

Las Vegas Motor Speedway – LVMS is located on approximately 1,030 acres in Las Vegas, Nevada, and consists of a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and several other on-site paved and dirt race tracks. These other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. LVMS also owns and operates a modern, state-of-the-art dragway, The Strip at Las Vegas Motor Speedway, which features permanent grandstand seating, luxury suites and extensive fan amenities. The dragway is being expanded into a distinctive, lighted “four lane” racing configuration, which we believe fans will find appealing and entertaining.

LVMS has significant modern hospitality and club-style seating in areas close to their restart zone and other outdoor areas, similar to high end “taverns” or “pubs” with convenient access to premium restaurant-quality food and beverage service. LVMS also has one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports, The Neon Garage, and is constructing a new high-end clubhouse. LVMS has permanent seating capacity of approximately 75,000, including 102 luxury suites.

New Hampshire Motor Speedway – NHMS is a multi-use complex located in Loudon, New Hampshire on approximately 1,180 acres approximately 80 miles northwest of Boston, consisting of a 1.058-mile asphalt, oval superspeedway and a 1.6-mile road course. NHMS is located in a top-ten media market, and is the largest sports facility in New England. NHMS has significant modern hospitality areas offering convenient access to premium restaurant-quality food and beverage service. NHMS has permanent seating capacity of approximately 76,000, including 35 luxury suites.

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

SR installed a large number of solar panels and a large, solar-powered LED display board as part of their “green initiatives”, which offsets portions of their overall energy needs. SR also has significant modern hospitality areas offering convenient access to premium restaurant-quality food and beverage service. SR has permanent seating capacity of approximately 47,000 (many are hillside terrace seats), including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course.

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

TMS has expanded premium hospitality areas, many similar to high end “taverns” or “pubs”, close to their restart zones and other outdoor areas, with convenient access to premium food and beverage service. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway, featuring The Speedway Club at TMS which offers exclusive dining and entertainment, premium restaurant, catering and corporate meeting facilities and a health-fitness membership club. We operate the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority as further described in Note 2 to the Consolidated Financial Statements. TMS has permanent seating capacity of approximately 137,000, including 194 luxury suites.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 12, 2018, 40,977,076 shares of common stock were outstanding and held by approximately 1,857 record holders based on information from our stock transfer agent. The Company had no unregistered sales of equity securities during 2017.

We intend to retain a portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as meet debt service and working capital requirements. Our Board of Directors approved aggregate dividends on common stock in 2017 and 2016 as follows:

	2017	2016
Cash dividends paid (in thousands)	$24,694	$24,759
Dividends per common share	$0.60	$0.60

Quarterly dividends were declared in each of the last two fiscal years. All declaration, record and payment dates were in the same fiscal periods. On February 12, 2018, our Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.1 million payable on March 15, 2018 to shareholders of record as of March 1, 2018. All cash dividends were or will be paid using available cash. Although we plan to continue paying quarterly cash dividends, we may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition, capital expenditure plans, applicable limitations under our debt agreements as further described in Note 6 to the Consolidated Financial Statements, and other factors as our Board of Directors or their designees, in their sole discretion, may consider relevant.

The following table sets forth the high and low closing sales prices for SMI’s common stock as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2017:
First Quarter	$22.06	$18.54
Second Quarter	20.00	16.93
Third Quarter	21.91	17.25
Fourth Quarter	23.12	18.42

2016:
First Quarter	$19.83	$17.91
Second Quarter	19.77	16.90
Third Quarter	19.23	16.75
Fourth Quarter	21.97	17.42

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital, market conditions or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009, February 2014, and February 2018, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 6,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of December 31, 2017, we could repurchase up to an additional 191,000 shares (1,162,000 shares as of February 12, 2018) under authorization then in effect.

As set forth below, in 2017, we repurchased 251,000 shares of common stock on the open market under this program for approximately $5.0 million, and 56,000 shares of our common stock were delivered to us at an average price per share of $19.75 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2017
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2017	220,000	$19.75	189,000	253,000
October 2017	22,000	22.07	22,000	231,000
November 2017	21,000	19.63	21,000	210,000
December 2017	44,000	19.98	19,000	191,000
Fourth Quarter 2017	87,000	20.42	62,000	191,000
Total 2017	307,000	$19.94	251,000	191,000

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2012 through 2017. The Russell 2000 Index is included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to ours than the Standard & Poor’s 500 Index. The Peer Group Index consists of International Speedway Corporation and Dover Motorsports, Inc., which are publicly traded companies that conduct NASCAR and other racing events. The graph assumes $100 was invested on December 31, 2012 in each of our common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report or previously filed Reports on Form 10-K. The composition and categorization of our revenues and expenses, and further information on our operations and results, are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See the indicated Notes to our accompanying Consolidated Financial Statements for additional information on certain specific items.

OPERATING STATEMENT DATA

Years Ended December 31:	2017	2016	2015	2014	2013
(in thousands, except per share data)

Revenues:
Admissions	$86,949	$90,639	$100,694	$100,798	$106,050
Event related revenue	128,863	136,900	146,980	146,849	145,749
NASCAR broadcasting revenue (Note 2)	209,155	201,804	195,722	186,632	179,113
Other operating revenue (Note 1)	28,622	60,390	31,320	29,293	29,836
Total revenues	453,589	489,733	474,716	463,572	460,748

Expenses and other:
Direct expense of events	94,204	102,786	104,303	102,196	99,500
NASCAR event management fees (Note 2)	119,101	115,304	111,935	107,517	105,102
Other direct operating expense (Note 1)	18,782	43,784	19,541	18,513	18,640
General and administrative	97,602	100,144	98,289	96,762	91,676
Depreciation and amortization (Note 4)	64,831	54,368	61,964	78,426	54,725
Interest expense, net	12,241	13,148	16,811	21,237	31,871
Impairment of goodwill and other intangible assets (Note 2)	1,117	–	98,868	–	89,037
Loss on early debt redemption and refinancing (Note 6)	–	–	8,372	–	18,467
Other expense (income), net	1,341	(997)	875	(2,305)	293
Total expenses and other	409,219	428,537	520,958	422,346	509,311
Income (loss) from continuing operations before income taxes	44,370	61,196	(46,242)	41,226	(48,563)
Benefit (provision) for income taxes (Note 8)	103,875	(21,651)	11,879	(15,789)	40,932
Income (loss) from continuing operations	148,245	39,545	(34,363)	25,437	(7,631)
Income (loss) from discontinued operation	–	–	–	5,710	(246)
Net Income (Loss)	$148,245	$39,545	$(34,363)	$31,147	$(7,877)

Basic earnings (loss) per share:
Continuing operations	$3.61	$0.96	$(0.83)	$0.61	$(0.18)
Discontinued operation	–	–	–	0.14	(0.01)
Net Income (Loss)	$3.61	$0.96	$(0.83)	$0.75	$(0.19)
Weighted average shares outstanding	41,025	41,152	41,284	41,377	41,405

Diluted earnings (loss) per share:
Continuing operations	$3.61	$0.96	$(0.83)	$0.61	$(0.18)
Discontinued operation	–	–	–	0.14	(0.01)
Net Income (Loss)	$3.61	$0.96	$(0.83)	$0.75	$(0.19)
Weighted average shares outstanding	41,041	41,167	41,312	41,400	41,423

BALANCE SHEET DATA
Cash and cash equivalents	$81,924	$79,342	$82,010	$110,046	$97,343
Other intangible assets and goodwill (Note 2)	344,608	345,725	345,826	444,621	444,635
Total assets	1,450,680	1,498,149	1,532,833	1,687,418	1,730,162
Long-term debt (including current maturities and discount or premium, Notes 2 and 6):
Revolving credit facility and term loan	30,000	66,000	120,000	150,000	210,000
Senior notes	200,000	200,000	200,000	253,372	254,197
Other debt	1,049	1,206	1,383	1,445	2,792
Stockholders’ equity	919,223	797,783	784,840	847,782	842,594
Cash dividends per share of common stock	$0.60	$0.60	$0.60	$0.60	$0.60

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

We have not reconciled non-GAAP forward-looking earnings per diluted share to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because, as indicated by our relatively wide range of earnings guidance, forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable. Such factors include various economic factors, the seasonal popularity or success of NASCAR, geopolitical factors, as well as others described in our "Risk Factors", any or all of which can significantly impact our future results. These components and other factors could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP, does not have standard meaning and may differ from information or measures used by other entities. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss, or diluted earnings or loss per share, earnings or loss per share from continuing operations, determined in accordance with GAAP. Individual quarterly amounts may not be additive due to rounding. Amounts below are in thousands except per share amounts.

Years Ended December 31:	2017	2016	2015	2014	2013
(in thousands, except per share data)

Net income (loss) using GAAP	$148,245	$39,545	$(34,363)	$31,147	$(7,877)
Non-recurring benefits of income tax law changes and tax restructuring (2017, 2016 and 2015), and decrease in accrued interest and penalties on estimated income tax liabilities (2015) (Note 8)	(119,449)	(546)	(610)	(397)	(5,547)
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 4)	12,362	357	9,664	24,725	–
Impairment of goodwill and other intangible assets, pre-tax (Notes 2 and 8)	1,117	–	98,868	–	89,037
Interim interest expense, pre-tax (Note 6)	–	–	1,688	–	–
Loss on early debt redemption and refinancing, pre-tax (Note 6)	–	–	8,372	–	18,467
Gains from involuntary property conversion, and insurance recovery net of accelerated depreciation on damaged assets, pre-tax	–	–	–	(1,585)	–
Loss (income) from discontinued operation, and associated income taxes from various adjustments (2015) (Note 8)	–	–	1,259	(5,710)	246
Non-recurring tax benefit of equity investee abandonment	–	–	–	–	(48,088)
Aggregate income tax effect of non-GAAP adjustments (excluding income tax law changes)	(5,005)	(132)	(42,791)	(8,870)	(9,189)
Non-GAAP net income from continuing operations	$37,270	$39,224	$42,087	$39,310	$37,049

Diluted earnings (loss) per share using GAAP	$3.61	$0.96	$(0.83)	$0.75	$(0.19)
Non-recurring benefits of income tax law changes and tax restructuring (2017, 2016 and 2015), and decrease in accrued interest and penalties on estimated income tax liabilities (2015)	(2.91)	(0.01)	(0.01)	(0.01)	(0.13)
Accelerated depreciation on retired assets and costs of removal	0.30	0.01	0.23	0.60	–
Impairment of goodwill and other intangible assets	0.03	–	2.39	–	2.15
Interim interest expense	–	–	0.04	–	–
Loss on early debt redemption and refinancing	–	–	0.20	–	0.45
Gains from involuntary property conversion, and insurance recovery net of accelerated depreciation on damaged assets	–	–	–	(0.04)	–
Discontinued operation, and associated income taxes from various adjustments (2015)	–	–	0.03	(0.14)	0.01
Non-recurring tax benefit of equity investee abandonment	–	–	–	–	(1.16)
Aggregate income tax effect of non-GAAP adjustments (excluding income tax law changes)	(0.12)	(0.00)	(1.04)	(0.21)	(0.22)
Non-GAAP diluted earnings per share from continuing operations	$0.91	$0.95	$1.02	$0.95	$0.89

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•

Other direct operating expense – includes the cost of certain SMI Properties and subsidiaries merchandising, screen-printing and embroidery, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office rental revenues

As further discussed in Note 1 to the Consolidated Financial Statements, BMS hosted two collegiate football games (including “the Battle at Bristol” and a large preceding concert) in 2016. Associated revenues are classified in “other operating revenue” and direct expenses in “other direct operating expense”. Management believes reporting these results separate from our core business of motorsports operations is appropriate as no additional football games are scheduled at this time (nor any held before).

We believe our financial performance has not been materially affected by inflation.

Management believes the comparative financial information below helps in understanding and comparing our results of operations. Along with our principal operations of motorsports racing and related events, our ancillary businesses are further described and categorized as “Non-Event Motorsports Related Merchandise Revenue”, “Non-Motorsports Merchandise Revenue”, and “Other Revenue” below. The following table shows the composition of selected revenues for the three years ended December 31, 2017 (in thousands):

	2017		2016		2015
Admissions	$86,949	19%	$90,639	19%	$100,694	21%
NASCAR broadcasting	209,155	46%	201,804	41%	195,722	41%
Sponsorships and other event related	120,688	27%	126,046	26%	132,928	28%
Souvenir and other merchandise	24,831	5%	27,742	5%	31,781	7%
Other	11,966	3%	43,502	9%	13,591	3%
Total revenue	$453,589	100%	$489,733	100%	$474,716	100%

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

Souvenir and Other Merchandise – We derive event related revenue from sales of owned motorsports related souvenir merchandise and commissioned souvenir merchandise sales during racing and non-racing events and in our speedway gift shops throughout the year. Souvenir merchandise is sold in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities to individual, group, corporate and other customers. Fees and sales based commissions are paid to us by third-party vendors to allow on-site selling of merchandise and promotional items during our events and activities. Such revenues are generated primarily from SMI Properties and SMI Trackside event souvenir merchandising for our speedways and third-party speedways (“motorsports event merchandise”). We derive other operating revenue from Legend Cars operations (“non-event motorsports related merchandise”) and from Oil-Chem operations (“non-motorsports merchandise”). We also derive other operating revenue from SMI Properties sales of souvenir merchandising, including screen-printing, embroidery, services and products to third parties that typically are not event specific (“non-event motorsports related merchandise” and “non-motorsports merchandise”).

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

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results. A brief overview of certain significant and relevant factors is provided below to help understand our various operating factors, but are further discussed throughout this report where indicated.

Significant Multi-Year Revenues

●

Multi-year, multi-platform NASCAR Broadcasting Rights Agreement through 2024 - broadcasting revenues expected to approximate $217 million in 2018 (discussed above in “Business - NASCAR Broadcasting Rights”)

●	Our other long-term, multi-year contracted revenues are significant (discussed above in “Business – General Overview”)

Competing with Evolving Media and Content Consumption, and Changing Demographics

●	Competing with evolving media and content consumption (discussed above in “Business – Industry Overview”)
●	Changing demographics (discussed above in “Business – Industry Overview, and Operating Strategy”)
●	Significant investments in leading-edge technology – appealing to younger fans (discussed above in “Business – Operating Strategy”)
●	Modern, innovative and entertaining facilities (discussed above in “Business – Operating Strategy”)
●	Facility repurposing, 2017 accelerated depreciation and other charges (discussed above in “Business – Operating Strategy” and Note 4 to the Consolidated Financial Statements)
●	Our numerous marketing and promotional efforts (discussed above in “Business – Operating Strategy”)

SMI, NASCAR and Other Industry Changes and Improvements in Our Sport

●

Planned 2018 realignment of one NASCAR Monster Energy Cup Series, one Xfinity Series and one Camping World Truck Series racing event to Las Vegas Motor Speedway (discussed below in "Liquidity" and "Critical Accounting Policies and Accounting Estimates")

●

Charlotte Motor Speedway is conducting NASCAR Monster Energy Cup and Xfinity Series racing events on its new 2.28-mile ROVAL™ infield road course beginning September 2018 (discussed above in “Business – Operating Strategy”)

●	NASCAR’s ongoing changes and improvements in our sport (discussed above in “Business – Industry Overview”)

Other Significant Factors

●	Income tax benefits from recently enacted Tax Cuts and Jobs Act tax law (discussed in Notes 2 and 8 to the Consolidated Financial Statements)
●	Annual impairment assessment of Other Intangible Assets and Goodwill (discussed below in “Critical Accounting Policies and Accounting Estimates” and Note 2 to the Consolidated Financial Statements)
●	Ongoing reduced interest costs from substantial debt reduction (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”)
●	Repurchases of common stock, authorization increased by 1,000,000 shares in February 2018 (discussed below in “Liquidity and Capital Resources – Stock Repurchase Program”)
●	Unrecognized compensation cost for non-vested share based payments (discussed in Note 11 to the Consolidated Financial Statements)

General Factors and Current Operating Trends – The following discussion excludes “the Battle at Bristol” and a large preceding concert held at BMS in 2016. As further described in Note 1 to the Consolidated Financial Statements and “Results of Operations” below, those events had a material positive effect on our operating results for 2016. Since then, we have held no additional football games and none are scheduled at this time. However, we are attempting to schedule similar events in the future. Those results are not indicative of future results that can be expected or forecast.

Our 2017 race season results reflect lower admission and event related revenues, and higher track rental revenues at certain speedways and higher ancillary broadcasting revenues, on a comparable year-over-year basis. These results reflect the negative impact of poor weather surrounding certain NASCAR and other racing events this year as well as last year. As further discussed in “Racing Events” and “Impact of Poor Weather” below, consumer demand for successive events in future periods can be negatively impacted by the success or experience of past events. Also, many entertainment companies, including most sporting venues, are facing challenging admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes many of our revenue categories continue to be negatively impacted by changing demographics and evolving media content consumption, as well as the lingering effects of uncertain consumer and corporate spending, and underemployment in certain demographic groups. Those and other factors such as high local lodging prices and minimum stay requirements, increasing highway congestion, and high food and health-care costs, are believed to be resulting in less travel and spending by certain fans and customers. At this time, we are unable to determine if those trends will continue or reverse in future periods.

For certain 2018 events, similar to recent years, management has maintained reduced or lowered ticket and food and beverage prices (particularly for families and children) and is offering extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of somewhat difficult economic conditions. Many of our fans are purchasing tickets closer to event dates. We have promotional campaigns to incentivize earlier ticket purchasing, season ticket package renewal and purchases by families. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles, management believes these are prudent measures in the current operating environment.

Other Market and Economic Considerations – While the direction and strength of the US economy have improved, lingering uncertainty remains as to its strength and duration. The President and his administration could further change governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could positively or adversely impact our operations. Possible changes in governmental state and local taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results.

Local, regional and national consumer and corporate spending sentiment can be negatively impacted by hurricanes, flooding, fires, earthquakes and other natural disasters, elevated terrorism alerts or fear of violence. These factors, and incidents such as the 2017 Las Vegas shooting, 2015 Paris attacks and 2013 Boston bombings, can affect public concerns regarding large gatherings of people, including travel to and attending large populated locations or venues. Ongoing geopolitical events and fluctuations in currency exchange rates can also impact consumer spending sentiment and travel decisions. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers.

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

See our “Business – Industry Overview”, “Business – Operating Strategy”, “Business – Competition” and “Risk Factors” for additional information on the impact that competition, popularity, ongoing NASCAR improvements and other changes, the success of NASCAR racing in general, and ongoing economic conditions and geopolitical risks, can have on our operating results.

2018 Earnings Guidance – In connection with our fourth quarter and full year 2017 earnings release, management provided non-GAAP full year 2018 earnings guidance of $1.00-$1.20 per diluted share, excluding non-recurring and other special items. The range of earnings guidance reflects the lingering effects of uncertain economic conditions, among other factors. Inclement weather, potential higher fuel, health-care and food costs and continuing underemployment could significantly impact our future results. See our “Non-GAAP Financial Information and Reconciliation” section above for additional information on reconciling non-GAAP and GAAP financial information.

RACING EVENTS

Set forth below are comparative summaries of our NASCAR Monster Energy Cup and Xfinity Series (“major”) racing events by quarter, and other racing events on an annual basis, as scheduled for 2018 and held in 2017, 2016 and 2015:

	Number of Major NASCAR-sanctioned Events
	2018	2017	2016	2015
1st Quarter	4	4	4	4
2nd Quarter	8	8	8	8
3rd Quarter	10	8	8	8
4th Quarter	2	4	4	4
Total	24	24	24	24

	Other Racing Events
	2018	2017	2016	2015
NASCAR Camping World Truck Series	8	8	8	8
NASCAR K&N Pro Series	5	3	3	3
NASCAR Whelen Modified Tour	3	4	4	4
National Hot Rod Association	6	6	6	6
IndyCar Series	2	2	2	2
World of Outlaws	3	3	3	3
Automobile Racing Club of America	1	1	1	1
Total	28	27	27	27

Our 2017 and 2016 race seasons experienced an unusually high number of event weekends with significant poor weather. For example, of our 13 annual NASCAR Cup weekends, 7 events in 2017 and 8 events in 2016 were negatively impacted by poor weather. The more significant races affected by poor weather and other racing schedule changes during the last three years include:

•	In 2017, poor weather resulted in:
○	postponing and next-day rescheduling one Monster Energy NASCAR Cup race, and delaying the completion of one NASCAR Xfinity race, held at BMS
○	delaying the start of one NASCAR Camping World Truck race held at BMS
○	delaying the start of one NASCAR Xfinity race held at NHMS
○	delaying the completion of one Monster Energy NASCAR Cup race held at CMS
○	delaying the start of one Xfinity Series race, and negative impact on one Monster Energy NASCAR Cup race and concert, held at CMS because of Hurricane Nate
•	In 2016, poor weather resulted in:
○	postponing and rescheduling one Monster Energy NASCAR Cup race held at BMS
○	delays in starting and completing the NASCAR All-Star race and next day rescheduling of one NASCAR Camping World Truck Series race held at CMS
○	delaying the start of the Monster Energy NASCAR Cup race held at LVMS, and delays in starting or completing or shortening two Monster Energy NASCAR Cup races held at TMS
○	postponing and rescheduling one Monster Energy NASCAR Cup and one Xfinity Series race held at CMS because of Hurricane Matthew
○	cancellation of a portion of one major NHRA weekend racing event held at CMS
○	delays in starting and completing one IndyCar race held at TMS
•	TMS held one Red Bull Air Race in 2015 that was not held in 2017 or 2016
•

In 2015, poor weather resulted in delays in starting and completing one Monster Energy NASCAR Cup race held at AMS and BMS, and postponing and rescheduling one Monster Energy NASCAR Cup race held at CMS

YEAR OVER YEAR COMPARISONS OF OPERATING RESULTS

Management believes the comparative information below, the non-GAAP financial information in “Selected Financial Data” above, and the various economic and other factors discussed in “Near-term Operating Factors” above, help in understanding and comparing our results of operations. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

The Battle at Bristol in 2016 – As further discussed in Note 1 to the Consolidated Financial Statements, BMS hosted “the Battle at Bristol” - including a large preceding concert in 2016. These events had a material positive effect on our 2016 operating results, and associated revenues and direct expenses have been reflected in “other operating revenue” and “other direct operating expense” in our Consolidated Statements of Operations. Management believes reporting these results separate from our core business of motorsports operations is appropriate as we do not have additional football games scheduled at this time. Those results are not indicative of future results that can be expected or forecast.

Impact of Poor Weather – As indicated above, an unusually high number of our major racing events, including certain smaller events contended with significant poor weather in 2017 and 2016. Management believes our operating results for 2017 and 2016 (as well as those of 2015), including admissions and certain event related revenues and operating expenses, were negatively impacted by poor weather surrounding numerous racing events. The impact of poor weather on the profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in seating capacity and demand, media markets and popularity, among other factors.

Weather conditions surrounding these events can significantly affect sales of tickets, concessions and souvenirs, among other things. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events. Due to inclement weather conditions, we may be required to reschedule a race event to the next or another raceable day. When events are delayed, postponed or rescheduled because of poor weather, we typically incur additional operating expenses associated with conducting the rescheduled event, as well as generate lower admissions, food, beverage, and souvenir revenues. If an event is cancelled, we would incur additional expenses associated with preparing to conduct the event, as well as losing certain associated event revenues.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total Revenues for 2017 decreased by $36.1 million, or 7.4%, from such revenues for 2016 due to (i) hosting “the Battle at Bristol” collegiate football game and preceding evening concert in 2016 as discussed above and (ii) other factors discussed below.

Admissions for 2017 decreased by $3.7 million, or 4.1%, from such revenue for 2016. This decrease is due primarily to lower overall admissions revenue at certain NASCAR racing events on a comparable year-over-year basis. Several of our NASCAR and other racing events were negatively impacted by poor weather as further described above. The overall decrease was partially offset by recognized revenue associated with TMS’s 2016 IndyCar race as further described in Note 2 to the Consolidated Financial Statements, and higher admission revenues associated with certain non-NASCAR racing events held in 2017.

Event Related Revenue for 2017 decreased by $8.0 million, or 5.9%, from such revenue for 2016. This decrease is due to lower overall marketing, luxury suite rental, souvenir merchandising, radio broadcasting and certain other event related revenues for NASCAR racing events on a comparable year-over-year basis. Certain NASCAR and other racing events were negatively impacted by poor weather, including the associated impact on attendance, as further described above. The overall decrease was partially offset by higher track rental revenues at certain Company speedways and, to a lesser degree, higher ancillary broadcasting revenues in 2017 as compared to 2016.

NASCAR Broadcasting Revenue for 2017 increased by $7.4 million, or 3.6%, over such revenue for 2016. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year basis.

Other Operating Revenue for 2017 decreased by $31.8 million, or 52.6%, from such revenue for 2016. Most of this decrease is due to revenues associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert held in 2016. The decrease is also due, to a much lesser extent, to lower Oil-Chem and TMS natural gas mineral rights royalty revenues in 2017 as compared to 2016.

Direct Expense of Events for 2017 decreased by $8.6 million, or 8.3%, from such expense for 2016. This decrease reflects lower advertising, souvenir merchandising and other operating costs associated with NASCAR racing events on a comparable year-over-year basis. The decrease also reflects lower additional operating costs associated with conducting delayed or postponed racing events due to poor weather in 2017 as compared to 2016. The overall decrease was partially offset by higher pre-race and post-race entertainment costs at certain speedways on a comparable year-over-year event basis.

NASCAR Event Management Fees for 2017 increased by $3.8 million, or 3.3%, over such expense for 2016. This increase reflects higher annual contractual race event management fees for NASCAR-sanctioned racing events as compared to last year.

Other Direct Operating Expense for 2017 decreased by $25.0 million, or 57.1%, from such expense for 2016. Most of this decrease is due to direct expenses associated with hosting “the Battle at Bristol” collegiate football game and preceding evening concert in 2016. The decrease is also due, to a much lesser extent, to reduced operating costs associated with lower Oil-Chem revenues in 2017 as compared to 2016.

General and Administrative Expense for 2017 decreased by $2.5 million, or 2.5%, from such expense for 2016. This decrease reflects lower overall wage costs in 2017 as compared to 2016, compensation and other indirect costs associated with “the Battle at Bristol” collegiate football game and preceding evening concert held in 2016, and a combination of individually insignificant items. The overall decrease was partially offset by higher legal and other professional fees in 2017 as compared to 2016.

Depreciation and Amortization Expense for 2017 increased by $10.5 million, or 19.2%, over such expense for 2016. This increase is due primarily to recording pre-tax accelerated depreciation of $11.1 million on retired assets in 2017 (as further described in Note 4 to the Consolidated Financial Statements. The increase also reflects depreciation on capital expenditures placed into service, partially offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for 2017 was $12.2 million compared to $13.1 million for 2016. This change reflects lower total outstanding debt and higher interest income, partially offset by higher interest rates on Credit Facility borrowings and lower capitalized interest costs, in 2017 as compared to 2016.

Impairment of Goodwill for 2017 represents a non-cash pre-tax impairment charge of $1.1 million to eliminate goodwill associated with certain souvenir merchandising activities as further described in Note 2 to the Consolidated Financial Statements.

Other Expense, Net for 2017 was $1.3 million compared to other income, net of $997,000 for 2016. This change reflects: (i) removal costs associated with retired assets in 2017 as further described in Notes 2 and 4 to the Consolidated Financial Statements; (ii) lower gains on disposals of certain property in 2017 as compared to 2016; (iii) an estimated loss associated with storm damage to certain AMS facilities in 2017; (iv) and an estimated fire loss associated with a SMI Properties facility in 2016; and (v) a combination of individually insignificant items.

Income Tax Benefit (Provision). As further described in Notes 2 and 8 to the Consolidated Financial Statements, our effective income tax rate for 2017 was 234.1% (benefit) and for 2016 was 35.4% (expense). Our 2017 tax rate reflects a one-time material reduction of our net deferred income tax liabilities, and corresponding income tax benefit, of $119.4 million resulting primarily from re-measurement of our deferred tax assets and liabilities using the new lower federal statutory tax rate of 21% under the December 2017 enacted Tax Cuts and Jobs Act (was previously 35%). The 2017 tax rate also reflects non-recurring tax benefits to reduce net deferred income tax liabilities for lower state income tax rates associated with race date realignments and certain state income tax law changes, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards. Our 2016 effective tax rate reflects non-recurring tax benefits of $546,000 resulting from certain state income tax law changes.

Net Income for 2017 was $148.2 million compared to $39.5 million for 2016. This change is due to the factors discussed above.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total Revenues for 2016 increased by $15.0 million, or 3.2%, over such revenues for 2015 due to the factors discussed below.

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

NASCAR Broadcasting Revenue for 2016 increased by $6.1 million, or 3.1%, over such revenue for 2015. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year basis.

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

NASCAR Event Management Fees for 2016 increased by $3.4 million, or 3.0%, over such expense for 2015. This increase reflects higher annual contractual race event management fees for NASCAR-sanctioned racing events as compared to last year.

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

Income Tax Benefit (Provision). As further described in Note 8 to the Consolidated Financial Statements, our effective income tax rate for 2016 was 35.4% and for 2015 was 25.7%. Our 2016 effective tax rate reflects non-recurring tax benefits of $546,000 resulting from certain state income tax law changes. Our 2015 tax rate reflects reductions of valuation allowances on deferred tax assets associated with our discontinued operation. This reduction was largely offset by an increase in tax reserves for deferred tax assets, resulting in a net tax impact of $1.3 million associated with our discontinued operation as further described in Note 8 to the Consolidated Financial Statements. The 2015 tax rate also reflects lower effective state income tax rates, adjustments associated with the 2015 intangible asset and goodwill impairment charges and certain deferred tax assets, and a non-recurring tax benefit of $610,000 resulting from certain state income tax law changes enacted in 2015.

Net Income for 2016 was $39.5 million compared to a net loss of $34.4 million for 2015. This change is due to the factors discussed above.

The table below shows the relationship of our income and expenses relative to total revenue for each of the three years ended December 31, 2017:

	Percentage of Total Revenue
Years Ended December 31:	2017	2016	2015
Revenues:
Admissions	19%	19%	21%
Event related revenue	29	28	31
NASCAR broadcasting revenue	46	41	41
Other operating revenue	6	12	7
Total revenues	100	100	100
Expenses and other:
Direct expense of events	21	21	22
NASCAR event management fees	26	24	24
Other direct operating expense	4	9	4
General and administrative	22	20	21
Depreciation and amortization	14	11	13
Interest expense, net	3	3	3
Impairment of goodwill and other intangible assets	0	–	21
Loss on early debt redemption and refinancing	–	–	2
Other expense (income), net	0	(0)	0
Total expenses and other	90	88	110
Income (loss) before income taxes	10	12	(10)
Income tax benefit (provision)	23	(4)	3
Net income (loss)	33%	8%	(7)%

SEASONALITY, COMPARISON OF QUARTERLY RESULTS AND FINANCIAL STATEMENT REVISIONS

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Realignment or concentration of racing or other events in any particular future quarter, particularly NASCAR Cup racing events, may tend to minimize or concentrate operating income in respective future quarters, corresponding with the move of race dates between quarters. Racing schedule changes can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. For example, we are realigning one annual Monster Energy NASCAR Cup race and one annual NASCAR Camping World Truck race from NHMS, and one annual NASCAR Xfinity race from KyS, to LVMS in September 2018. Also, we are moving one annual Monster Energy NASCAR Cup race and one annual NASCAR Xfinity race at CMS to the third quarter 2018 from the fourth quarter 2017. Such changes can also significantly impact our annual cash flow cycles because we sell many tickets and event related revenues in advance and certain NASCAR broadcasting revenue payments are received after events are held.

The profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. See “Racing Events” above for additional comparative quarterly information on our Monster Energy Cup and Xfinity Series racing events, and “Year over Year Comparisons of Operating Results” above for additional information on changes in various racing and other events held in 2015 through 2017. The quarterly information below is derived from our Quarterly Reports on Form 10-Q as filed.

As further described in the indicated Notes to the Consolidated Financial Statements, we recorded accelerated depreciation on retired assets and costs of removal in the first and fourth quarters 2017 (Notes 2 and 4), an impairment charge on goodwill in the second quarter 2017 (Note 2), and income tax benefits ($119.4 million or $2.91 per diluted share) related to enactment of the Tax Cuts and Jobs Act in the fourth quarter 2017 (Note 2 and 8). We hosted “the Battle at Bristol” (Note 1), and recorded accelerated depreciation on retired assets and costs of removal (Notes 2 and 4) and certain non-recurring benefits related to state income tax law changes (Note 8) in the third quarter 2016, and an income tax expense adjustment in the fourth quarter 2016. We historically presented the 10% portion of broadcast rights fees retained by NASCAR as both broadcasting revenues and related event management fees. We have now determined that such amounts should be presented net, and have revised the presentation of our previously issued financial statements. We revised NASCAR broadcasting revenue and NASCAR event management fees by: (i) $3.9 million, $9.2 million and $6.9 million in the first quarter, second quarter and third quarter 2017 and (ii) $3.7 million, $8.9 million, $6.6 million, $3.2 million and $22.4 million in the first quarter, second quarter, third quarter, fourth quarter and full year 2016, respectively. The revision had no impact on our net income or loss, earnings or loss per share, balance sheet or cash flows. See Note 2 to the Consolidated Financial Statements.

Where computations are anti-dilutive, reported basic and diluted per share amounts are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts may not be additive due to rounding.

	2017					2016
	(in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$76,444	$170,011	$130,723	$76,411	$453,589	$79,431	$166,771	$164,077	$79,454	$489,733
Total expenses	80,450	127,486	116,072	85,210	409,218	78,054	127,406	143,645	79,432	428,537
Sub-total	(4,006)	42,525	14,651	(8,799)	44,371	1,377	39,365	20,432	22	61,196
Impairment of goodwill	–	(1)	–	–	(1)	–	–	–	–	–
Benefit (provision) for income taxes	2,071	(15,218)	(5,440)	122,462	103,875	(516)	(14,618)	(6,766)	249	(21,651)
Net income (loss)	$(1,935)	$27,306	$9,211	$113,663	$148,245	$861	$24,747	$13,666	$271	$39,545

Basic earnings (loss) per share	$(0.05)	$0.67	$0.22	$2.77	$3.61	$0.02	$0.60	$0.33	$0.01	$0.96
Diluted earnings (loss) per share	$(0.05)	$0.67	$0.22	$2.77	$3.61	$0.02	$0.60	$0.33	$0.01	$0.96

Major NASCAR-sanctioned events	4	8	8	4	24	4	8	8	4	24

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt offerings. Significant changes in our financial condition and liquidity during 2017, 2016 and 2015 resulted primarily from:

(1)	net cash provided by operations amounting to $91.6 million in 2017, $113.8 million in 2016 and $116.4 million in 2015
(2)	borrowings under long-term debt amounting to $0 in 2017 and 2016, and $251.4 million in 2015 (including amounts for refinancing)
(3)	repayments of long-term debt amounting to $36.2 million in 2017, $54.2 million in 2016, and $331.5 million in 2015 (including amounts for refinancing)
(4)	payment of debt refinancing costs amounting to $0 in 2017 and 2016, and $4.0 million in 2015
(5)	payment of quarterly cash dividends amounting to $24.7 million in 2017, and $24.8 million in both 2016 and 2015
(6)	repurchases of common stock amounting to $6.1 million in 2017, $5.8 million in 2016 and $6.5 million in 2015
(7)	cash outlays for capital expenditures amounting to $25.7 million in 2017, $34.6 million in 2016 and $30.7 million in 2015
(8)	cash proceeds from sales of property and equipment amounting to $2.5 million in 2017, $2.5 million in 2016 and $136,000 in 2015

The following is additional information on our accompanying Consolidated Statements of Cash Flows. Changes in cash flows from operating activities in 2017 compared to 2016 reflect: (i) changes in accounts receivable and deferred race event and other income associated with “the Battle at Bristol” collegiate football game weekend held in 2016 and (ii) cash payments for income taxes of $18,957,000 in 2017 and $867,000 in 2016.

We had the following contractual obligations as of December 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations: (1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$40,292	$40,292	–	–	–
Long-term debt, bank credit facility and senior notes (2)	231,049	7,662	$22,839	$360	$200,188
Other liabilities	6,683	–	–	6,683	–
Interest on fixed rate debt obligations (3)	52,188	10,277	20,539	20,518	854
Deferred income taxes (4)	201,760	–	–	–	201,760
Interest on floating rate credit facility debt (3)	1,065	618	447	–	–
NASCAR event management fees (5)	381,566	123,085	258,481	–	–
Contracted capital expenditures (1)	5,000	5,000	–	–	–
Declared dividends on common stock (6)	6,100	6,100	–	–	–
Operating leases	2,047	889	590	268	300
Total Contractual Cash Obligations	$927,750	$193,923	$302,896	$27,829	$403,102

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit (2)	$698	$698	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was approximately $19.0 million in 2017); and (b) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $25.7 million in 2017).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of December 31, 2017, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.3 million, including up to an additional $49.3 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $30.0 million at December 31, 2017 and a weighted average interest rate of 2.3% in 2017.

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

(5)

Reflects SMI’s separate five-year Event Management Agreements with NASCAR for racing events through 2020 using an average annual increase of 3.5%. Fees for years after 2020 have not yet been negotiated and could increase or decrease or change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after December 31, 2017. In February 2018, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in March 2018. Quarterly cash dividends paid in 2017 totaled approximately $24.7 million.

LIQUIDITY

As of December 31, 2017, our cash and cash equivalents totaled $81.9 million, outstanding borrowings under the Credit Facility totaled $30.0 million (all Term Loan), outstanding letters of credit amounted to $698,000, and we had availability for borrowing up to an additional $99.3 million, including $49.3 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements through 2024. As further described above in “Business – NASCAR Broadcasting Rights”, these ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually, and our total contracted NASCAR broadcasting revenues are expected to approximate $217 million in 2018. SMI has separate five-year Event Management Agreements with NASCAR under which our speedways conduct NASCAR-sanctioned race events through 2020, and contain annual increases of three to four percent. Many of our sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Monster Energy Cup, Xfinity and Camping World Truck Series event sponsorships for the 2018 racing season, and many for years beyond 2018, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions.

2018 Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series Race Date Realignments to Las Vegas Motor Speedway – We obtained approval from NASCAR to realign one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in September 2018. The planned realignments may have a material impact on our annual cash flow cycles, and our operating results between quarters after 2017. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market. Our future profitability or success from this realignment could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Those factors and other considerations are further described in our “Risk Factors”.

Income Taxes – At December 31, 2017, we had net deferred tax liabilities of approximately $201.8 million and liabilities for uncertain tax benefits of $11.7 million as further described in Note 8 to the Consolidated Financial Statements. Our 2017 results reflect a one-time material reduction of our net deferred income tax liabilities, and corresponding income tax benefit, of $119.4 million primarily from using new lower federal tax rates under the December 2017 enacted Tax Cuts and Jobs Act. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, our net deferred tax liabilities remain material after significant reduction under the Tax Act. The likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. Such reversal resulted in higher cash paid for income taxes in 2017 as compared to recent years ($19.0 million in 2017 compared to $867,000 in 2016). While we anticipate our future cash outlays for income taxes under the Tax Act will be relatively lower than under previous tax law, such 2018 and future payments are expected to remain substantial. See our "Risk Factors" for additional information on our income taxes.

General Debt Overview – We have reduced total long-term debt by $36.2 million in 2017, $54.2 million in 2016 and $80.1 million in 2015, and reduced interest costs through principal repayment and various financing transactions. As further described below, we issued new 2023 Senior Notes in January 2015 and fully redeemed our 2019 Senior Notes in March 2015. Interest costs under our Credit Facility have been, and will likely continue to be, lower subject to future increases in market interest rates. The structured repayment of Term Loan borrowings over five years and lower interest costs under the 2023 Senior Notes continue to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. See our "Risk Factors" for other factors related to our debt and general economic conditions.

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility, (ii) provides for a five-year $150.0 million senior secured term loan (which was fully drawn) and a five-year delayed draw term loan of up to $50.0 million (which was fully drawn in March 2015 and repaid in the second quarter 2015); (iii) matures in December 2019; and (iv) contains an accordion feature with specified limits and conditions. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $7.5 million for fiscal 2018). Under the Credit Facility, interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The interest rate margins on borrowings are adjustable periodically based upon certain consolidated total leverage ratios.

2015 Issuance of Senior Notes – As further described in Note 6 to the Consolidated Financial Statements, we completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the “2023 Senior Notes”). The 2023 Senior Notes were issued at par, and net proceeds after commissions and fees of approximately $196.8 million were used to fund a portion of the March 2015 redemption of the 2019 Senior Notes described below. We completed an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. Interest payments are due semi-annually on February 1 and August 1.

2015 Early Redemption of 2019 Senior Notes – As further described in Note 6 to the Consolidated Financial Statements, we redeemed all outstanding 6.75% Senior Notes due in 2019 in aggregate principal of $250,000,000 (the “2019 Senior Notes”) at 103.375% of par plus accrued interest in March 2015. The 2019 Senior Notes were scheduled to mature in February 2019. We used net proceeds of the 2023 Senior Notes, $50.0 million of delayed draw Term Loan borrowings under the Credit Facility and cash on hand to fund the redemption, including redemption premium and transaction costs. We recognized a 2015 charge to earnings of $8.4 million, before income taxes of approximately $3.1 million, for associated redemption premium, unamortized net deferred loan costs and transaction costs, net of issuance premium.

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. The terms and conditions of our debt agreements, including dividend, redemption, right of payment and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements. We were in compliance with all debt covenants as of December 31, 2017.

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

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 6.0 million shares (increased from 5.0 million shares with Board of Director approval on February 12, 2018) of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. We repurchased 251,000, 252,000 and 252,000 shares of common stock for approximately $5.0 million, $4.7 million and $5.4 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, we could repurchase up to an additional 191,000 shares (1,162,000 shares as of February 12, 2018) under authorization then in effect.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. Our capital expenditures amounted to $25.7 million in 2017, $34.6 million in 2016 and $30.7 million in 2015. At this time, aggregate payments for capital expenditures in 2018 are estimated to approximate $20.0 to $30.0 million. As of December 31, 2017, we had contractual obligations for capital expenditures of approximately $5.0 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

At December 31, 2017, we had various construction projects underway. In 2018 (similar to 2017), we continue to repurpose various speedway seating and other areas into unique, modern fan-zone entertainment and premium hospitality areas. These include a new high-end clubhouse at LVMS, and areas similar to high end “taverns” or “pubs” and sports bars, and close to our restart zones at certain speedways. We continue our expansion of “The Strip at Las Vegas Motor Speedway” into a distinctive, lighted “four lane” racing configuration, which we believe fans will find appealing and entertaining. In 2017, we repaved and reprofiled TMS’s superspeedway, and continued enhancement of CMS’s ROVAL™ road course. We also repurposed various seating areas at CMS, including an outdoor “Sun Deck” with nearby solar panels as part of our “green initiatives" in 2017. We also continued to install “SAFER” crash walls or similar barriers at certain speedways to help improve the safety of race drivers and others using our facilities, invest in social media and web application technology to attract and enhance the entertainment experience of our race fans, and upgrade media centers and restroom facilities at certain speedways.

In 2016, we completed installation of the world’s largest outdoor, center-hung high-definition video board and a new public sound system at BMS, and higher-end leader boards at certain other speedways. We regraded and repaved KyS’s superspeedway racing surface, and continued modernizing and expanding fan-zone entertainment and premium hospitality areas at several speedways. We also acquired certain real property surrounding CMS. In 2015, we modernized or expanded premium “spectator-box” seating, premium hospitality and fan-zone entertainment areas and upgraded luxury suites at certain speedways. We began installing the large high-definition video board at BMS and higher-end leader boards at certain other speedways, and purchased an infrastructure building for CMS. We began multiphase construction of a new infield road course at CMS in 2015, and continued to improve traffic infrastructure and upgrade restroom and other fan amenities at certain speedways in 2016 and 2015.

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

We paid approved quarterly dividends aggregating $24.7 million in 2017, $24.8 million in 2016 and $24.8 million in 2015. On February 12, 2018, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.1 million, payable on March 15, 2018 to shareholders of record as of March 1, 2018. These quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of December 31, 2017, we had aggregate outstanding letters of credit of $698,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

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

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing and other events (Note 2)
•	Accounting for NASCAR broadcasting revenue and event management fees (Note 2)
•	Revenue recognition for marketing agreements (Note 2)
•	Revenue recognition for non-racing event deferred income (Note 2)
•	Revenue recognition for non-event souvenir merchandise and other revenues (Note 2)
•	Annual assessment for possible impairment of other intangible assets and goodwill (Note 2)
•	Accelerated depreciation and costs of removal associated with repurposed seating areas and other facilities (Note 2 and 4)
•	Accounting for income taxes and related uncertainties in income taxes (Notes 2 and 8)
•	Interest expense and deferred loan cost amortization (Note 2)
•	Loss contingencies and financial guarantees (Note 2)
•	Accounting for share-based compensation (Note 11)
•	Fair value of financial instruments (Note 2)

Recoverability of Property and Equipment and Impairment of Other Intangible Assets and Goodwill – As of December 31, 2017, we had net property and equipment of $958.2 million, net other intangible assets of $298.4 million and goodwill of $46.2 million. As described in Note 2 to the Consolidated Financial Statements, we follow applicable authoritative guidance which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. The methods, assumptions and business factors used in our annual impairment assessment, and factors associated with recoverability and other impairment considerations are described in Note 2 to the Consolidated Financial Statements and our “Risk Factors” above, and are not repeated here.

Management's latest annual assessment in the second quarter 2017 found the estimated fair value of each reporting unit and each indefinite-lived race date intangible asset substantially exceeded its associated carrying value except for NHMS and TMS race date agreements. As of December 31, 2017, the carrying values of non-amortizable race date event sanctioning and renewal agreements associated with NHMS and TMS were approximately $199.6 million and $98.8 million. The estimated excess of fair value of identified intangible assets associated with NHMS and TMS is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. The evaluation reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for NHMS and TMS race date intangible assets.

In the past, we have realigned Monster Energy NASCAR Cup Series (or other motorsports series) race dates among our multiple track facilities to potentially more profitable market venues. As further discussed above in "Liquidity" and Note 1 to the Consolidated Financial Statements, we obtained approval from NASCAR to realign one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018. Many factors and alternatives must be (and were) considered when moving races as further described in our “Risk Factors”, and are not repeated here. If future realignment or changes in our larger events, particularly Monster Energy Cup racing events, result in less than anticipated future profitability and cash flows, our speedway long-lived tangible and intangible assets could become impaired resulting in material impairment charges that adversely affect our future financial condition or results of operations. Management believes there have since been no events or circumstances which indicate possible impairment, and that no unrecognized impairment of property and equipment and goodwill and other intangible assets exists through or as of December 31, 2017.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation of property and equipment is provided using the straight-line method over estimated useful lives of the respective assets. At December 31, 2017, we have net property and equipment of $958.2 million. We also have nonamortizable intangible assets of $298.4 million and goodwill of $46.2 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. See Notes 2, 4 and 5 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation expense, and believes such estimated useful lives are appropriate and no changes are expected as of December 31, 2017. Management also periodically reviews whether non-amortization of other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. Because we have a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a material impact on our future financial condition or results of operations.

From time to time, we repurpose various seating, suite and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes such as offering expanded premium hospitality, RV camping and advertising areas, or wider seating and improved sight lines. Our accounting policies for recording associated accelerated depreciation and costs of removal and disposal are further described in Note 2 to the Consolidated Financial Statements, and are not repeated here. As further described in Notes 2 and 4 to the Consolidated Financial Statements, we repurposed or are repurposing seating and other areas at AMS, CMS, KyS, LVMS and NHMS, and recorded pre-tax accelerated depreciation of $11.1 million in 2017. Notwithstanding these and previous year non-cash charges, the carrying values for seating and luxury suites at each of our speedways are material. Depending on additional future management plans, we could record additional accelerated depreciation, write off remaining undepreciated net book value of associated assets, and recognize costs of demolition and disposal, all or some of which could have a material adverse impact on our future financial condition or results of operations.

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

Income Taxes – Our income taxes and deferred tax assets and liabilities are material to our current and future financial condition and results of operations. At December 31, 2017, net deferred tax liabilities totaled $201.8 million, after reduction for deferred tax assets of $11.1 million, and liabilities for unrecognized tax benefits totaled $11.7 million. As of December 31, 2017, valuation allowances of $1.9 million are provided against deferred tax assets. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. Our effective income tax rates can widely vary from year to year for many reasons. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into United States tax law substantially amending the Internal Revenue Code. Effective January 1, 2018, the Tax Act permanently reduced US corporate federal tax rates from 35% to 21%, among several significant other changes and limitations. Our accounting and reporting for income taxes (including the Tax Act), associated assumptions, estimates, deferred tax asset assessments, and various other factors that impacted our tax provisions and rates for 2015 through 2017, and comparative effective tax rate information are further described in Notes 2 and 8 to the Consolidated Financial Statements, and are not repeated here.

Under current accounting guidance, we recognized the effects of the changed tax rates and laws as of the enactment date, subject to Staff Accounting Bulletin No. 118 which provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects of the Tax Act. In 2017, we recorded a provisional one-time material reduction of our net deferred income tax liabilities, and corresponding income tax benefit, of $119.4 million consisting of: (i) tax benefits of $120.2 million using new lower federal tax rates under the December 2017 enacted Tax Cuts and Jobs Act and (ii) tax expense of $723,000 related to non-deductible executive compensation as we anticipate the performance-based exception on our cash compensation plans will no longer be applicable. We anticipate the Internal Revenue Service will be providing additional guidance on the accounting for non-deductible executive compensation. We plan to finalize the accounting for those provisional amounts upon filing of our federal income tax returns within our 2018 fourth quarter or in earlier periods if additional guidance is issued. At this time, we believe those provisional adjustments will not materially impact our future effective income tax rates, deferred tax liabilities or cash flows. Final amounts may differ from provisional amounts after further analysis, changes in interpretation and assumptions, or additional regulatory guidance that may be issued, among other things. See our “Risk Factors” and “Liquidity” section above for additional information on our income tax reporting, and possible impact of changes in estimates and assumptions on our future financial condition, results of operations or cash flows.

Legal Proceedings and Contingencies – We are involved in various legal matters from time to time, and intend to continue defending existing or new legal actions in 2018. We use a combination of insurance and self-insurance to manage various risks associated with our speedways, other properties and motorsports events, and other business risks. See our “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters will have a material adverse effect on our future financial position, results of operations or cash flows. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our future financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of December 31, 2017, there were $30.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at December 31, 2017 would cause an approximate change in annual interest expense of $300,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. There were no interest rate or other swaps at December 31, 2017 or 2016. As of December 31, 2017, we had availability for borrowing up to an additional $99.3 million, including $49.3 million in letters of credit, under the revolving Credit Facility as further described in Note 6 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2017 and 2016 (in thousands):

	Carrying Value		Fair Value
	2017	2016	2017	2016	Maturity Dates
Floating rate revolving Credit Facility, all Term Loan(1)	$30,000	$66,000	$30,000	$66,000	December 2019
5.125% Senior Notes	200,000	200,000	205,000	202,500	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings was 2.3% in 2017 and 1.9% in 2016.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $698,000 and $605,000, and no instruments or securities with equity price risk, as of December 31, 2017 and 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 12, 2018

We have served as the Company’s auditor since 2007.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31:	2017	2016
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$81,924	$79,342
Accounts receivable, net	28,459	29,444
Prepaid and refundable income taxes	2,135	7,384
Inventories, net	7,283	8,212
Prepaid expenses	3,533	3,527
Total Current Assets	123,334	127,909
Note Receivable	799	1,143
Other Assets	23,724	23,142
Property and Equipment, Net (Note 4)	958,215	1,000,230
Other Intangible Assets, Net	298,383	298,383
Goodwill (Note 2)	46,225	47,342
Total	$1,450,680	$1,498,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,662	$7,657
Accounts payable	12,017	13,497
Deferred race event and other income, net	40,779	44,782
Accrued income taxes	383	–
Accrued interest	4,307	4,311
Accrued expenses and other current liabilities	23,585	24,424
Total Current Liabilities	88,733	94,671
Long-term Debt	219,452	254,398
Deferred Income, Net	3,054	3,742
Deferred Income Taxes, Net (Note 8)	201,760	329,398
Other Liabilities	18,458	18,157
Total Liabilities	531,457	700,366
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 40,992,000 in 2017 and 41,098,000 in 2016	461	459
Additional Paid-in Capital	262,885	258,880
Retained Earnings	767,859	644,308
Treasury Stock at cost, shares – 5,137,000 in 2017 and 4,830,000 in 2016	(111,982)	(105,864)
Total Stockholders’ Equity	919,223	797,783
Total	$1,450,680	$1,498,149

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31:	2017	2016	2015
(In thousands, except per share amounts)

Revenues:
Admissions	$86,949	$90,639	$100,694
Event related revenue	128,863	136,900	146,980
NASCAR broadcasting revenue (Note 2)	209,155	201,804	195,722
Other operating revenue (Note 1)	28,622	60,390	31,320
Total Revenues	453,589	489,733	474,716

Expenses and Other:
Direct expense of events	94,204	102,786	104,303
NASCAR event management fees (Note 2)	119,101	115,304	111,935
Other direct operating expense (Note 1)	18,782	43,784	19,541
General and administrative	97,602	100,144	98,289
Depreciation and amortization (Note 4)	64,831	54,368	61,964
Interest expense, net	12,241	13,148	16,811
Impairment of goodwill and other intangible assets (Note 2)	1,117	–	98,868
Loss on early debt redemption and refinancing (Note 6)	–	–	8,372
Other expense (income), net	1,341	(997)	875
Total Expenses and Other	409,219	428,537	520,958
Income (Loss) Before Income Taxes	44,370	61,196	(46,242)
Benefit (Provision) For Income Taxes (Note 8)	103,875	(21,651)	11,879
Net Income (Loss)	$148,245	$39,545	$(34,363)

Basic Earnings (Loss) Per Share	$3.61	$0.96	$(0.83)
Weighted Average Shares Outstanding	41,025	41,152	41,284

Diluted Earnings (Loss) Per Share	$3.61	$0.96	$(0.83)
Weighted Average Shares Outstanding	41,041	41,167	41,312

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31,	Outstanding Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders’
2017, 2016 and 2015:	Shares	Amount	Capital	Earnings	Stock	Equity
(In thousands)

Balance, January 1, 2015	41,340	$456	$252,571	$688,285	$(93,530)	$847,782
Net loss	–	–	–	(34,363)	–	(34,363)
Share-based compensation, net of windfall tax benefits adjustment	144	1	1,845	–	–	1,846
Exercise of stock options	56	1	878	–	–	879
Cash dividends of $0.60 per share of common stock	–	–	–	(24,807)	–	(24,807)
Repurchases of common stock at cost	(305)	–	–	–	(6,497)	(6,497)
Balance, December 31, 2015	41,235	458	255,294	629,115	(100,027)	784,840
Net income	–	–	–	39,545	–	39,545
Share-based compensation, net of windfall tax benefits adjustment	162	1	3,404	407	–	3,812
Exercise of stock options	11	–	182	–	–	182
Cash dividends of $0.60 per share of common stock	–	–	–	(24,759)	–	(24,759)
Repurchases of common stock at cost	(310)	–	–	–	(5,837)	(5,837)
Balance, December 31, 2016	41,098	459	258,880	644,308	(105,864)	797,783
Net income	–	–	–	148,245	–	148,245
Share-based compensation	160	2	3,364	–	–	3,366
Exercise of stock options	41	–	641	–	–	641
Cash dividends of $0.60 per share of common stock	–	–	–	(24,694)	–	(24,694)
Repurchases of common stock at cost	(307)	–	–	–	(6,118)	(6,118)
Balance, December 31, 2017	40,992	$461	$262,885	$767,859	$(111,982)	$919,223

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31: (In thousands)	2017	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$148,245	$39,545	$(34,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and other intangible assets	1,117	–	98,868
Loss (gain) on disposals of property and equipment and other assets and insurance recovery	1,094	(1,353)	653
Deferred loan cost amortization	1,540	1,520	1,676
Depreciation and amortization	64,831	54,368	61,964
Amortization of deferred income	(905)	(944)	(2,458)
Deferred income tax provision (Note 8)	(127,722)	19,543	(12,516)
Share-based compensation	3,366	3,405	3,383
Changes in operating assets and liabilities:
Accounts receivable	881	10,256	(5,314)
Prepaid, refundable and accrued income taxes	4,597	1,543	(214)
Inventories	929	499	(361)
Prepaid expenses	516	335	19
Accounts payable	(1,506)	242	1,735
Deferred race event and other income	(4,003)	(12,800)	3,405
Accrued interest	(4)	20	(2,764)
Accrued expenses and other liabilities	(1,021)	(2,316)	1,817
Deferred income	217	138	1,042
Other assets and liabilities	(569)	(228)	(132)
Net Cash Provided By Operating Activities	91,603	113,773	116,440

Cash Flows from Financing Activities:
Borrowings under long-term debt	–	–	251,383
Principal payments on long-term debt	(36,157)	(54,177)	(331,500)
Payments of debt refinancing and issuance costs	–	–	(3,975)
Exercise of common stock options	641	182	879
Dividend payments on common stock	(24,694)	(24,759)	(24,807)
Repurchases of common stock	(6,118)	(5,837)	(6,497)
Net Cash Used By Financing Activities	(66,328)	(84,591)	(114,517)

Cash Flows from Investing Activities:
Payments for capital expenditures	(25,668)	(34,635)	(30,733)
Proceeds from sales of property and equipment and insurance recovery	2,527	2,542	136
Repayment of note receivable	448	243	638
Net Cash Used By Investing Activities	(22,693)	(31,850)	(29,959)
Net Increase (Decrease) In Cash and Cash Equivalents	2,582	(2,668)	(28,036)
Cash and Cash Equivalents at Beginning of Year	79,342	82,010	110,046
Cash and Cash Equivalents at End of Year	$81,924	$79,342	$82,010

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$12,773	$13,322	$19,982
Cash paid for income taxes	18,957	867	1,015
Supplemental Non-cash Investing and Financing Activities Information:
(Decrease) increase in accounts payable for capital expenditures	(224)	1,284	(930)
Increase in deferred income for exchange of property and equipment	–	–	250

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operating subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Speedway Sonoma LLC (Sonoma Raceway or SR), Texas Motor Speedway, Inc. (TMS), SMISC Holdings LLC d/b/a SMI Properties (SMI Properties or SMIP), US Legend Cars International, Inc. (Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value.

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

Racing Events – As further described in Note 2, we derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. In 2017, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association, one Automobile Racing Club of America and three World of Outlaws racing events. In 2016, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2015, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO events.

Our 2017 and 2016 race seasons experienced an unusually high number of event weekends with significant poor weather. For example, of our 13 annual NASCAR Cup weekends, 7 events in 2017 and 8 events in 2016 were negatively impacted by poor weather. The more significant races affected by poor weather and other racing schedule changes during the last three years include:

•	In 2017, poor weather resulted in:
○	postponing and next-day rescheduling one Monster Energy NASCAR Cup race, and delaying the completion of one NASCAR Xfinity race, held at BMS
○	delaying the start of one NASCAR Camping World Truck race held at BMS
○	delaying the start of one NASCAR Xfinity race held at NHMS
○	delaying the completion of one Monster Energy NASCAR Cup race held at CMS
○	delaying the start of one Xfinity Series race, and negative impact on one Monster Energy NASCAR Cup race and concert, held at CMS because of Hurricane Nate
•	In 2016, poor weather resulted in:
○	postponing and rescheduling one Monster Energy NASCAR Cup race held at BMS
○	delays in starting and completing the NASCAR All-Star race and next day rescheduling of one NASCAR Camping World Truck Series race held at CMS
○	delaying the start of the Monster Energy NASCAR Cup race held at LVMS, and delays in starting or completing or shortening two Monster Energy NASCAR Cup races held at TMS
○	postponing and rescheduling one Monster Energy NASCAR Cup and one Xfinity Series race held at CMS because of Hurricane Matthew
○	cancellation of a portion of one major NHRA weekend racing event held at CMS
○	delays in starting and completing one IndyCar race held at TMS (see Note 2 below)
•	TMS held one Red Bull Air Race in 2015 that was not held in 2017 or 2016
•

In 2015, poor weather resulted in delays in starting and completing one Monster Energy NASCAR Cup race held at AMS and BMS, and postponing and rescheduling one Monster Energy NASCAR Cup race held at CMS

The Battle at Bristol in 2016 – In 2016, BMS hosted two collegiate football games, one of which (the “Battle at Bristol” - including a large preceding concert) was substantially larger than the other due to team standings and public interest. Under the same accounting policy for our racing events, we deferred advance revenues and direct expenses pertaining to these events in “deferred race event and other income, net”, all of which were recognized when held in 2016. These events had a material positive effect on our 2016 operating results, and associated revenues and direct expenses are reflected in “other operating revenue” and “other direct operating expense”, and our “all other” reporting segment (see Note 13). Management believes reporting these results separate from our core business of motorsports operations is appropriate as we do not have additional football games scheduled at this time (nor have any been held before). Those results are not indicative of future results that can be expected or forecast.

2018 Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series Race Date Realignments to Las Vegas Motor Speedway – We obtained approval from NASCAR to realign one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Classification – We classify our revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorships, luxury suite rentals, souvenir sales, commissions from food and beverage sales, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. “Other operating revenue” includes non-event merchandising revenues and Legend Cars and parts sales, The Speedway Club at CMS and The Speedway Club at TMS (together the “Speedway Clubs”) revenues, Oil-Chem revenues, TMS oil and gas mineral rights lease and related revenues, industrial park and office tower rentals, and revenues associated with the 2016 “Battle at Bristol”.

We classify our expenses to include direct expense of events, NASCAR event management (formerly purse and sanction) fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, outside event support services, cost of driving school revenues, and event settlement payments to non-NASCAR sanctioning bodies. “NASCAR event management fees” includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of certain SMI Properties and subsidiaries, Legend Cars, Speedway Clubs, Oil-Chem, industrial park and office tower rental revenues, and expenses associated with the 2016 “Battle at Bristol”.

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

Poor weather resulted in postponing and rescheduling an IndyCar race at TMS from the second quarter 2016 to the third quarter 2016. The Company offered to honor unused tickets through exchange for race tickets to TMS’s Monster Energy NASCAR Cup race in April 2017 or IndyCar race in June 2017. The exchange offer expired in June 2017, and cash refunds were not offered. Tickets exchanged for race events held in 2017 were not significant. As of December 31, 2016, we had deferred race event income of $524,000 for unredeemed tickets associated with TMS’s 2016 IndyCar race, all of which was recognized in 2017.

NASCAR Broadcasting Revenues and NASCAR Event Management (formerly purse and sanction) Fees – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR-sanctioned Monster Energy Cup, Xfinity and Camping World Truck Series racing events. We receive television broadcasting revenues under contractual sanction agreements for each NASCAR-sanctioned race. The Company periodically negotiates its sanction fees for individual races with NASCAR. SMI has separate five-year Event Management Agreements with NASCAR under which our speedways will conduct Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series and the All-Star Race events in 2016 and through 2020, and include annual increases in broadcast rights revenue and event management fees of three to four percent annually. Under the agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. NASCAR also retains 25% of gross broadcasting revenues for purses awarded to race participants for each race. The remainder represents additional annually negotiated event management fees paid to NASCAR by the Company for each race.

We historically presented the 10% portion of broadcast rights fees retained by NASCAR as both broadcasting revenues and related event management fees. We have now determined that such amounts should be presented net, and have revised the presentation of our previously issued financial statements. We concluded the effect on our previously reported interim and annual financial statements was not material. In addition, management believes the revised presentation provides consistency with that used by other companies that promote NASCAR racing events. We revised NASCAR broadcasting revenue and NASCAR event management fees by $22,423,000 in 2016 and $21,747,000 in 2015. The revision had no impact on our net income or loss, earnings or loss per share, balance sheet or cash flows.

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

Long-Term Food and Beverage Management Contract – Levy Premium Foodservice Limited Partnership, wholly-owned by Compass Group USA, Inc., has exclusive rights to provide on-site food, beverage and hospitality catering services for essentially all Company speedway events and operations under a long-term food and beverage management contract through 2021. The long-term agreement provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. Our commission-based net revenues associated with activities provided by Levy are recognized at time of sale, and reported in event related revenue and at times, to a lesser extent, other operating revenue depending on the venue.

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

Revenue Composition – Our revenues are comprised of the following (in thousands):

	2017	2016	2015
Admissions	$86,949	$90,639	$100,694
NASCAR broadcasting	209,155	201,804	195,722
Sponsorships and other event related	120,688	126,046	132,928
Souvenir and other merchandise	24,831	27,742	31,781
Other (Note 1)	11,966	43,502	13,591
Total revenue	$453,589	$489,733	$474,716

Revenues described as “other event related” consist principally of commissions from food, beverage and souvenir sales, luxury suite rentals, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Souvenir and other merchandise revenue” consists of SMI Properties and SMI Trackside sales of owned souvenir merchandise during racing and non-racing events and in speedway gift shops (motorsports event related merchandise), certain SMI Properties sales of racing and other sports related souvenir merchandise and Legend Cars operations (non-event motorsports related merchandise), and Oil-Chem product sales (non-motorsports related merchandise). “Other revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, Legend Cars as the sanctioning body for Legend Cars circuit races, and TMS oil and gas mineral rights lease and related revenues, and also includes all revenues associated with the 2016 “Battle at Bristol”.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires extensive use of management estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at financial statement dates, and reported amounts of revenues and expenses. Actual future results could differ from those estimates. Such significant estimates include (i) recoverability of property and equipment, goodwill and other intangible assets, (ii) depreciable lives for property and equipment and amortization periods for intangible assets, (iii) accounting for income taxes, (iv) realization of receivables and inventories, (v) accruals for certain business taxes, uninsured business risks, litigation, and other contingencies, and (vi) deferred compensation obligations and accounting and disclosures of stock-based compensation.

Consolidated Statements of Cash Flows – We classify as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of variable rate, overnight sweep accounts of commercial paper, repurchase agreements, municipal bond and United States Treasury securities.

Accounts Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$1,178	$1,287	$1,271
Bad debt expense	258	126	605
Actual write-offs, net of specific accounts recovered	(366)	(235)	(589)
Balance, end of year	$1,070	$1,178	$1,287

Deferred Financing Costs are amortized into interest expense over the associated debt terms or remaining terms for loan amendment costs. Deferred financing costs reflected in other noncurrent assets below are associated with our revolving Credit Facility, and are reported net of accumulated amortization of $3,525,000 and $3,167,000 at December 31, 2017 and 2016. Deferred financing costs associated with our 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt, and are reported net of accumulated amortization of $8,491,000 and $7,275,000 at December 31, 2017 and 2016. See Note 6 for information on 2015 charges associated with previously deferred financing costs.

Other Noncurrent Assets as of December 31, 2017 and 2016 consist of (in thousands):

	2017	2016
Deferred financing costs, net (Note 6)	$726	$1,084
Land held for development	12,265	12,265
Cash surrender values of life insurance and other	10,733	9,793
Total	$23,724	$23,142

Noncurrent assets are generally reported at cost except for cash surrender values of life insurance policies which are reported at fair value (see Note 12). Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2017, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

Land Held for Development represents property adjacent to a regional outlet mall in the Charlotte metropolitan area which management plans to develop and market or possibly sell in suitable market conditions.

Property and Equipment (Note 4) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements pertain primarily to industrial park, office and warehouse facilities, and are amortized using the straight-line method over the lesser of associated lease terms or estimated useful lives. Constructed assets, including construction in progress, include all direct costs and capitalized interest until placed into service. Expenditures for repairs and maintenance are charged to expense when incurred, unless useful asset lives are extended or assets improved. Associated cost and accumulated depreciation of fully depreciated repurposed or removed assets are eliminated.

From time to time, we may decide to repurpose various seating, suites and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes such as offering expanded premium hospitality, RV camping and advertising areas, or wider seating and improved sight lines. When management decides to repurpose and remove grandstand seating and suites as part of managing facility capacity or other speedway facility assets, depreciation is accelerated and recorded prospectively over shortened estimated remaining useful lives of the assets, and accounted for as a change in estimate, beginning when management contracts and begins removal. Associated estimated costs of removal and disposal are also recorded at that time in “other expense”.

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

Other Intangible Assets and Goodwill (Note 5) represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with our motorsports related activities and reporting units. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for NASCAR race event sanctioning and renewal agreements (Event Management Agreements) and, to a lesser extent, goodwill associated with event related motorsports activities. Acquired intangible assets are valued using the direct value method. We have evaluated each of our intangible assets for these agreements and determined that each will extend into the foreseeable future. We have never been unable to renew these race date agreements for any subsequent year and no such agreement has ever been cancelled. Based on these and other factors, such race date agreements are expected to be awarded to the Company in perpetuity. As such, these nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. No direct costs for agreement renewal or extension have been incurred or capitalized. However, we are obligated to conduct events in the manner stipulated under the terms and conditions of the annual sanctioning agreements. We follow applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, nonamortization of goodwill and requires testing of intangible assets with indefinite useful lives for possible impairment at least annually.

Impairment Assessment Methodology. We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary a separate reporting unit principally because that is the lowest level for which discrete financial information is available to our managers and chief operating decision maker. No reporting units are aggregated, and no intangible assets are allocated or transferred between reporting units, for purposes of evaluating intangible assets for possible impairment. We evaluate intangible assets for possible impairment based predominately on management’s best estimate of future discounted operating cash flows for all individual reporting units and identified intangible assets (using the fair value assessment provisions of applicable authoritative guidance). The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available.

Except for the 2018 realignment described below, our annual impairment assessment did not consider the possibility that management may realign one or more other Monster Energy NASCAR Cup Series racing events among its speedway facilities, which could result in net higher or improved future projected cash flows. Such information was also compared to available market information for certain motorsports industry peers. Management considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to our common stock from historical and forward-looking perspectives. No weighting of evaluation results was believed necessary. Management also considered that the estimated aggregate market value for NASCAR race event sanction and renewal agreements comparable to our Monster Energy Cup, Xfinity and Camping World Truck Series races, combined with the estimated fair value for all other Company net assets, substantially exceeds its current market capitalization. Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Impairment charges and associated operations are included in our "motorsports event related" reportable segment (see Note 13).

2017 Annual Impairment Assessment, and Impairment of Goodwill. Management's latest annual assessment was performed in the second quarter 2017. The impairment evaluation considered NASCAR’s approved realignment of one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018, and anticipated associated net increases in our future long-term cash flows and operating profits. Among other factors, the latest assessment assumes projected cash flow and profitability recovery, using modest annual inflationary growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management fees, based on historical and anticipated rates which are supported by recently negotiated multi-year contracts. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment.

Our 2017 annual assessment found the estimated fair value of each reporting unit and each indefinite-lived race date intangible asset substantially exceeded its associated carrying value except for NHMS and TMS race date agreements and SMIP’s reporting unit. As of December 31, 2017 and 2016, the carrying values of non-amortizable race date event sanctioning and renewal agreements associated with NHMS and TMS were approximately $199.6 million and $98.8 million. We recognized an impairment for NHMS race date intangible assets in 2015 reducing carrying values to estimated fair value at that time resulting in nominal excess fair value in future impairment assessments. The estimated excess of fair value of identified intangible assets associated with NHMS and TMS is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. Management’s assumptions considered the following factors and conditions. NHMS was acquired in 2008, largely before the severe economic recession, which we believe has resulted in long-term operating challenges for many major sports. Our 2017 (and 2016) evaluation reflects continuing lowered estimated future cash flows because the economic recovery has been slower and weaker than previous forecasts (although improving), and ongoing lower than anticipated revenues for various major racing events. The evaluation also reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for NHMS and TMS race date intangible assets.

Our 2017 annual assessment indicated that the carrying value of goodwill associated with SMIP, which conducts event and non-event souvenir merchandising, exceeded its estimated fair value because of potentially unfavorable merchandising business model developments. As such, a non-cash impairment charge of $1,117,000, before income tax benefits of $419,000, was reflected in 2017 to reduce associated goodwill to $0.

There have since been no other events or circumstances that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of December 31, 2017. Our future profitability or success associated with the NASCAR race realignments described above could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

2015 Impairment of Other Intangible Assets and Goodwill. In 2015, we recorded sizable non-cash impairment charges to reduce the carrying value of non-amortizable race date event sanctioning and renewal agreements associated with NHMS, and goodwill associated with certain event souvenir merchandising activities, to their estimated fair values. The various factors considered in our 2015 annual assessment resulted in lowering our expectations for forecasted growth rates for certain revenues and profit recovery. As such, a non-cash impairment charge of $96,530,000, before income tax benefits of $34,569,000, was reflected to reduce the race date intangible assets to estimated fair value. Our 2015 annual assessment also indicated that goodwill associated with SMI Trackside, which conducts event souvenir merchandising at our and other third-party speedways, was impaired because of potentially unfavorable developments associated with NASCAR’s announced industry changes to the trackside merchandising business model. As such, a non-cash impairment charge of $2,338,000, before income tax benefits of $885,000, was reflected to reduce associated goodwill to an estimated fair value of $0.

Deferred Income, Net (noncurrent) as of December 31, 2017 and 2016 consists of (in thousands):

	2017	2016
Preferred seat license fees, net	$2,185	$2,512
Multi-year marketing and other arrangements, and deferred membership income	869	1,230
Total	$3,054	$3,742

Preferred Seat License Fees, Net. KyS and TMS offer Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season ticket packages as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket and are transferable once each year subject to certain terms and conditions. Also, licensees are not entitled to refunds for postponement or cancellation of events due to weather or certain other conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of those facilities or recognized upon license agreement termination.

Deferred Speedway Club Membership Income. The CMS and TMS Speedway Clubs sell memberships that entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $13,324,000 in 2017, $17,321,000 in 2016 (includes “the Battle at Bristol”), and $16,660,000 in 2015. There were no deferred direct-response advertising costs at December 31, 2017 or 2016.

Operating Leases – We have various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice, although certain operating equipment leases include multi-year terms. Rent expense for operating leases amounted to $6,411,000 in 2017, $8,730,000 in 2016 and $6,233,000 in 2015. Various office and warehouse facilities leased from an affiliate (see Note 9) are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. We lease various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases, excluding the TMS oil and gas mineral rights lease receipts discussed below, amounted to $5,676,000 in 2017, $5,625,000 in 2016 and $5,343,000 in 2015.

Future annual minimum lease payments (where initial terms are one year or more and assuming renewal through contracted periods), and contracted future annual minimum lease revenues, under operating leases at December 31, 2017 are as follows (in thousands):

	Lease Payments	Lease Revenues
2018	$890	$4,928
2019	357	3,542
2020	233	1,770
2021	162	1,023
2022	105	691
Thereafter	300	340
Total	$2,047	$12,294

Other Expense (Income), Net consists of (in thousands):

	2017	2016	2015
Removal costs for retired assets (Note 4)	$1,350	$44	$552
Net (gain) loss on disposals of property and equipment and other assets, including write-off of certain development costs	(256)	(1,397)	101
Other	247	356	222
Total	$1,341	$(997)	$875

We recorded gains from disposal of certain TMS property in 2017 and AMS property in 2016, and losses on the write-off of certain development costs in 2017 and 2016.

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

TMS Mineral Rights Lease Receipts – TMS, in conjunction with the Fort Worth Sports Authority, has a natural gas mineral rights lease agreement and a joint exploration agreement which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS as extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain prices levels are met. Under the lease agreement, TMS recognized royalty revenue of $1,916,000 in 2017, $2,139,000 in 2016 and $4,265,000 in 2015.

Such revenues can vary from associated volatility in natural gas price levels and common diminishing well production, as well as other factors outside of TMS’s control. At this time, while extraction activities continue, no new wells are being explored, and management is unable to determine ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline or remain steady or adequate. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. However, at this time, management believes 2018 revenues will not differ significantly from 2017, and that our infrastructure spending will continue to exceed anticipated future royalties similar to 2017. As of December 31, 2017 and 2016, there was no deferred income associated with these agreements.

Taxes Collected from Customers – We report sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis amounted to $5,372,000 in 2017, $7,642,000 in 2016 and $6,024,000 in 2015.

Fair Value of Financial Instruments – We follow applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes receivable and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt bears interest approximating market rates; therefore, carrying values approximate market value. There have been no changes or transfers between category levels or classes.

The following table presents estimated fair values and categorization levels of our financial instruments as of December 31, 2017 and 2016 (in thousands):

			2017		2016
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$81,924	$81,924	$79,342	$79,342
Note receivable	2	NR	799	799	1,143	1,143
Cash surrender values	2	NR	9,822	9,822	8,919	8,919

Liabilities (principal)
Floating rate revolving Credit Facility, including Term Loan	2	NR	30,000	30,000	66,000	66,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	205,000	200,000	202,500
Other long-term debt	2	NR	1,049	1,049	1,206	1,206

Level 1 :	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606): Section A - Summary and Amendments That Create Revenue from Contracts with Customers and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40)" which enhances comparability and clarifies principles of revenue recognition arising from contracts with customers that supersedes most current revenue recognition guidance. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services, and expands required financial statement disclosures regarding revenue recognition. The FASB has issued several amendments to the new standard, including Update No. 2016-08 "Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations" clarifying implementation guidance for those considerations in Update No. 2014-09, and Update No. 2016-10 "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing" amending the guidance in Update No. 2014-09 related to those items. The FASB issued Update No. 2015-14 approving deferral of Update No. 2014-09 for one year, with such guidance now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance may be applied retrospectively to each prior period presented or retrospectively with cumulative effects recognized as of the date of adoption. The Company has completed its evaluation of the potential impact that adoption may have on its financial statements, including associated accounting policies, processes, and system requirements, and believes those now in place will enable timely and accurate reporting. The Company has completed analyzing its revenue streams and associated contracts using the five-step model provided in the new revenue standard, and continues to gather information for required presentation and disclosures. The Company plans to adopt this new guidance as of January 1, 2018 using the modified retrospective method of adoption. We believe adoption will not result in a significant initial cumulative adjustment or materially impact our future timing or classification of revenue recognition.

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

The FASB issued Accounting Standards Update No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 (measuring goodwill impairment loss by comparing implied fair value of a reporting unit’s goodwill to the carrying amount of that goodwill) from the impairment test. Under this update, entities should perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The same impairment assessment applies to all reporting units, and entities still have the option to perform qualitative assessment for a reporting unit to determine if quantitative impairment testing is necessary. This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The Company is required to adopt this guidance for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance for its annual impairment testing performed in the second quarter 2017.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB No. 118) which provides supplemental accounting and reporting guidance on the Tax Cuts and Jobs Act enacted into United States tax law on December 22, 2017. SAB No. 118 provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects of the Tax Act. Under SAB No. 118, the Tax Act’s income tax effects for which: (i) the accounting is complete are reported in the Tax Act’s enactment period, (ii) the accounting is incomplete are reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustment during a limited measurement period until completed, and (iii) are not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting, additional information or analysis needed, among other relevant information. We plan to finalize the accounting for our provisional amounts upon filing of our federal income tax returns within our 2018 fourth quarter or in earlier periods if additional guidance is issued. See Note 8 for the Company’s accounting and reporting of the recognized effects of the Tax Act.

The FASB issued Accounting Standards Update No. 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” which provides an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under current lease guidance. Entities that elect this practical expedient should evaluate new or modified land easements at the date of adoption, and which should be applied consistently to all existing or expired land easements not previously accounted for as leases. Entities that do not elect this practical expedient should evaluate all existing or expired land easements to assess whether they meet the definition of a lease. This Update affects entities with land easements that exist or expired before adoption, provided the entity does not account for those land easements as leases under current guidance. Once adopted, this Update should be applied prospectively to all new or modified land easements to determine whether any arrangements should be accounted for as a lease. Entities should continue to apply its current accounting policy for accounting for land easements that existed before adoption of this Update. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

3.	INVENTORIES

Inventory costs consist of: (i) souvenirs and apparel, 5/8-scale and similar small-scale finished race cars and parts and accessories determined on a first-in, first-out basis; and (ii) micro-lubricant® product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2017 and 2016 consist of (in thousands):

	2017	2016
Finished race cars, parts and accessories	$4,507	$5,263
Souvenirs and apparel	2,014	2,131
Micro-lubricant® and other	762	818
Total	$7,283	$8,212

All inventories are stated at the lower of cost or realizable value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of lower of cost or realizable value provisions summarized as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$3,076	$2,756	$4,407
Current year provision	48	1,024	310
Current year sales and write-offs	(747)	(704)	(1,961)
Balance, end of year	$2,377	$3,076	$2,756

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017 and 2016 is summarized as follows (dollars in thousands):

	Estimated Useful Lives			2017	2016
Land and land improvements	5	-	25	$463,031	$465,194
Racetracks and grandstands	5	-	45	720,989	738,302
Buildings and luxury suites	5	-	40	463,942	468,627
Machinery and equipment	3	-	20	43,628	46,285
Furniture and fixtures	5	-	20	39,842	46,973
Autos and trucks	3	-	10	12,755	13,292
Construction in progress				3,915	1,465
Total				1,748,102	1,780,138
Less accumulated depreciation				(789,887)	(779,908)
Net				$958,215	$1,000,230

Other Information (Note 2) – Depreciation expense amounted to $64,817,000 in 2017, $54,344,000 in 2016 and $61,933,000 in 2015. From time to time, we may decide to repurpose various seating, suites and other areas at our speedways for modernizing our facilities, and alternative marketing or development purposes such as offering expanded premium hospitality, RV camping and advertising areas, or wider seating and improved sight lines. In 2017, we recorded non-cash pre-tax accelerated depreciation aggregating $11,055,000 associated with removal of certain seating at AMS, CMS, KyS, LVMS and NHMS, and expansion of LVMS’s dragway. We have repurposed, or are repurposing, various seating and other areas into unique fan zones and modern hospitality areas, some similar to high end “taverns” or “pubs” and sports bars, and close to restart areas at certain speedways. CMS now has an outdoor “Sun Deck” with solar panels as part of our “green initiatives". We also are expanding and modernizing “The Strip at Las Vegas Motor Speedway” into a distinctive, lighted “four lane” racing configuration.

We recorded non-cash pre-tax accelerated depreciation aggregating $313,000 associated with removal of certain TMS assets in 2016, and $9,111,000 associated with removal of certain seating at CMS and LVMS, retired leaderboard assets at certain speedways, and a decline in estimated fair value of certain real property in 2015. Costs of removal are included in “other expense, net” (see Note 2). These charges are included in our "motorsports event related" reporting segment (see Note 13).

5.	OTHER INTANGIBLE ASSETS AND GOODWILL

The composition and accounting for intangible assets are further described in Note 2. As of December 31, 2017 and 2016, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2017			2016
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$298,383	–	$298,383	$298,383	–	$298,383	–
Amortizable race event sanctioning and renewal agreements	–	–	–	100	$(100)	–	5
Total	$298,383	–	$298,383	$298,483	$(100)	$298,383

Changes in the carrying value of other intangible assets and goodwill are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2017	2016	2017	2016
Balance, beginning of year	$298,383	$298,483	$47,342	$47,342
Increase from acquisitions	–	–	–	–
Decrease from impairment charges (Note 2)	–	–	(1,117)	–
Balance, end of period	$298,383	$298,483	$46,225	$47,342

The 2017 decrease reflects an impairment charge to reduce goodwill associated with certain SMIP merchandising to estimated fair value because of potentially unfavorable merchandising business model developments. The carrying amounts for goodwill and other intangible assets include accumulated impairments of $149.7 million and $148.6 million at December 31, 2017 and 2016. Amortization expense on other intangible assets amounted to $0 in 2017, $11,000 in 2016 and $17,000 in 2015. Estimated annual amortization expense for each of the next five years is not significant.

6.	LONG-TERM DEBT

Long-term debt at December 31, 2017 and 2016 consists of (in thousands):

	2017	2016
Credit Facility, all Term Loan	$30,000	$66,000
2023 Senior Notes	200,000	200,000
Other notes payable	1,049	1,206
Total	231,049	267,206
Less current maturities	(7,662)	(7,657)
Less deferred financing costs, net of accumulated amortization (Note 2)	(3,935)	(5,151)
Long-term debt, excluding current maturities	$219,452	$254,398

Annual principal maturities of long-term debt at December 31, 2017 are as follows (in thousands):

2018	$7,662
2019	22,667
2020	172
2021	177
2022	183
Thereafter	200,188
Total	$231,049

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn in December 2015) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn in March 2015 and repaid in the second quarter 2015) (the Term Loan or Term Loans); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis ($7,500,000 for fiscal 2018).

In 2017 and 2016, we repaid Term Loan borrowings of $36,000,000 and $54,000,000. There were no borrowings under the Credit Facility during those periods. In 2015, we borrowed $50,000,000 under the Term Loan (for partial funding of the 2019 Senior Notes redemption as further described below), and repaid Term Loan borrowings of $80,000,000. At December 31, 2017 and 2016, outstanding letters of credit amounted to $698,000 and $605,000. As of December 31, 2017, we had availability for borrowing up to an additional $99,302,000, including up to an additional $49,302,000 in letters of credit, under the revolving Credit Facility.

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

2023 Senior Notes – We completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200,000,000 in January 2015 (the 2023 Senior Notes), and an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes were issued at par, and net proceeds after commissions and fees of approximately $196,816,000 were used to fund a portion of the March 2015 redemption of 2019 Senior Notes as described below. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1. The 2023 Senior Notes rank equally in right of payment with all other Company existing and future unsubordinated debt, are senior in right of payment to any future subordinated debt and are effectively subordinated to all existing and future secured debt, including the Credit Facility. The Indenture governing the 2023 Senior Notes permits dividend payments each year of up to approximately $0.80 per share of common stock, increasable subject to meeting certain financial covenants.

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

Other Notes Payable – At December 31, 2017 and 2016, long-term debt includes a 3% interest bearing debt obligation of $1,049,000 and $1,206,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limitations on capital expenditures, speedway or other acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, disposition of property, entering into new lines of business, and contain redemption and change of control provisions and premiums. The Credit Facility and 2023 Senior Notes Indenture also contain cross-default provisions. We were in compliance with all applicable financial covenants under these debt agreements as of December 31, 2017.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2017	2016	2015
Gross interest costs	$13,050	$13,818	$17,469
Less capitalized interest costs	(281)	(476)	(251)
Interest expense	12,769	13,342	17,218
Interest income	(528)	(194)	(407)
Interest expense, net	$12,241	$13,148	$16,811
Weighted average interest rate on Credit Facility borrowings	2.3%	1.9%	1.9%

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

Preferred Stock – At December 31, 2017, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by our Board of Directors. No preferred shares were issued or outstanding at December 31, 2017 or 2016.

Per Share Data – The following schedule reconciles basic and diluted earnings or loss per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	2017	2016	2015
Net income (loss) applicable to common stockholders and assumed conversions	$148,245	$39,545	$(34,350)
Weighted average common shares outstanding	41,025	41,152	41,284
Dilution effect of assumed conversions, common stock equivalents – stock awards	16	15	28
Weighted average common shares outstanding and assumed conversions	41,041	41,167	41,312

Basic earnings (loss) per share	$3.61	$0.96	$(0.83)
Diluted earnings (loss) per share	$3.61	$0.96	$(0.83)
Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	7	120	174

Declaration of Cash Dividends – Our Board of Directors approved aggregate dividends on common stock as follows (in thousands except per share amounts):

	2017	2016	2015
Cash dividends paid	$24,694	$24,759	$24,807
Dividends per common share	$0.60	$0.60	$0.60

Quarterly dividends were declared in each period and all declaration, record and payment dates were in the same fiscal periods. See Note 6 for annual limitations on dividend payments under our debt agreements. On February 12, 2018, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.1 million payable on March 15, 2018 to shareholders of record as of March 1, 2018. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

Stock Repurchase Program – Our Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 6,000,000 shares (increased from 5,000,000 shares with Board of Director approval on February 12, 2018) of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time.

We repurchased 251,000, 252,000 and 252,000 shares of common stock for $5,015,000 in 2017, $4,667,000 in 2016 and $5,375,000 in 2015, respectively. As of December 31, 2017, we could repurchase up to an additional 191,000 shares (1,162,000 shares as of February 12, 2018) under authorization then in effect. In 2017, 2016 and 2015, we repurchased approximately 56,000, 58,000 and 53,000 shares of common stock for $1,103,000, $1,169,000 and $1,122,000 from management employees to settle income taxes on 139,000, 136,000 and 125,000 restricted shares that vested during the periods, respectively. As of and through December 31, 2017 and 2016, treasury stock includes 328,000 and 272,000 shares of common stock delivered to the Company for such purposes.

8.	INCOME TAXES

Components of the provision (benefit) for income taxes are as follows (in thousands):

	2017	2016	2015
Current:
Federal	$23,327	$12,630	$11,710
State	436	262	606
	23,763	12,892	12,316
Deferred:
Federal	(127,310)	8,604	(26,440)
State	(328)	155	2,245
	(127,638)	8,759	(24,195)
Total	$(103,875)	$21,651	$(11,879)

The reconciliation of statutory federal and effective income tax rates is as follows:

	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	2.2	1.8	3.4
Non-deductible executive compensation	1.6	–	–
Change in valuation allowances	0.1	0.6	22.6
Change in uncertain tax positions, including income tax liabilities for settlements with taxing authorities	0.1	(0.2)	(24.4)
Change in federal tax rate	(270.8)	–	–
Change in state tax rates	(3.7)	(0.9)	(7.6)
Other, net	1.4	(0.9)	(3.3)
Total	(234.1%)	35.4%	25.7%

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2017	2016
Deferred tax liabilities:
Property and equipment	$140,463	$232,565
Goodwill and other intangible assets	68,752	107,927
Expenses deducted for tax purposes and other	1,707	2,866
Subtotal	210,922	343,358
Deferred tax assets:
Income previously recognized for tax purposes	2,449	4,658
Stock option and other deferred compensation expense	1,838	3,581
PSL and other deferred income recognized for tax purposes	627	1,072
State and federal net operating loss carryforwards	6,188	6,397
Subtotal	11,102	15,708
Less: valuation allowance	(1,940)	(1,748)
Net deferred tax assets	9,162	13,960
Total net deferred tax liabilities	$201,760	$329,398

December 2017 Tax Cuts and Jobs Act Enactment (Note 2) – On December 22, 2017, the Tax Cuts and Jobs Act was enacted into United States tax law substantially amending the Internal Revenue Code. Effective January 1, 2018, the Act permanently reduces US corporate federal tax rates from 35% to 21%, provides for 100% expensing of certain qualified capital investments through 2022, repeals the Alternative Minimum Tax, eliminates loss carrybacks, limits using future losses, and further limits the deductibility of certain executive compensation, among other provisions. Many effects of the Act are international in nature, and therefore do not apply us. Under current accounting guidance, we are recognizing the effects of the changed tax rates and laws as of the enactment date, subject to SAB No. 118 which provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects of the Tax Act. As further described in Note 2, SAB No.118 addresses the application of US GAAP where entities do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete such accounting.

As such, under SAB No. 118, we recorded a provisional one-time material reduction of our net deferred income tax liabilities, and corresponding income tax benefit, of $119,449,000 in the fourth quarter 2017, resulting from re-measuring our deferred tax assets and liabilities using the new lower tax rate and certain tax expense. The associated effects on our gross deferred tax assets, deferred tax liabilities and valuation allowances, including changes in timing differences, are reflected in the above disclosures. The reduction consists of: (i) tax benefits of $120,172,000 using the new lower federal tax rates and (ii) provisional tax expense of $723,000 related to non-deductible executive compensation as we anticipate the performance-based exception on our cash compensation plans will no longer be applicable. We anticipate the Internal Revenue Service will be providing additional guidance on the accounting for non-deductible executive compensation. We plan to finalize the accounting for those provisional amounts upon filing of our federal income tax returns within our 2018 fourth quarter or in earlier periods if additional guidance is issued. Final amounts may differ from provisional amounts after further analysis, changes in interpretation and assumptions, or additional regulatory guidance that may be issued, among other things.

Effective Tax Rate Comparison for 2015 through 2017 – Our effective income tax rate for 2017 was 234.1% (benefit), for 2016 was 35.4% (expense) and for 2015 was 25.7% (expense). Our 2017 effective tax rate reflects the one-time material tax benefit associated with re-measuring our deferred tax assets and liabilities using the new lower US corporate federal tax rate of 21%, and tax expense of related to non-deductible executive compensation as further described above. The 2017 rate also reflects non-recurring tax benefits of $575,000 resulting from certain state income tax law changes, and non-recurring tax benefits of $1,070,000 for lower state income tax rates associated with 2018 race date realignments. Our 2016 effective tax rate reflects non-recurring tax benefits of $546,000 resulting from certain state income tax law changes. Our 2015 tax rate reflects reductions of valuation allowances on deferred tax assets associated with our discontinued operation. Our 2015 tax rate also reflects lower effective state income tax rates, adjustments associated with the 2015 intangible asset and goodwill impairment charges and certain deferred tax assets, and a non-recurring tax benefit of $610,000 resulting from certain state income tax law changes enacted in 2015.

At December 31, 2017, the Company has approximately $205,082,000 of state net operating loss carryforwards expiring in 2018 through 2037. At December 31, 2017 and 2016, valuation allowances of $1,940,000 and $1,748,000 have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not for certain deferred tax assets and state net operating loss carryforwards. The valuation allowances for deferred tax assets increased by $192,000 in 2017, increased by $326,000 in 2016, and decreased by $10,771,000 in 2015.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $11,711,000 and $12,006,000 at December 31, 2017 and 2016, $11,711,000 and $11,746,000 of which relates to our discontinued operation. Of those amounts, $11,534,000 and $11,794,000 is included in noncurrent other liabilities, all of which would favorably impact our effective tax rate if recognized, and $177,000 and $212,000 is included in deferred tax liabilities, at December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, management believes $0 and $260,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with uncertain tax benefits amounted to $188,000 in 2017, $61,000 in 2016 and $15,000 in 2015, and derecognized amounts were $86,000 in 2017, $90,000 in 2016 and $174,000 in 2015. As of December 31, 2017 and 2016, we had $241,000 and $140,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2015 through 2016 by the Internal Revenue Service, and 2013 through 2016 by other state taxing jurisdictions to which we are subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three years ended December 31, 2017 is as follows (in thousands):

	2017	2016	2015
Beginning of period	$12,006	$12,280	$885
Increases (decreases) for tax positions of current year	–	–	11,781
Increases for tax positions of prior years	–	–	–
Decreases for tax positions of prior years	(295)	(274)	(386)
Reductions for lapse of applicable statute of limitations	–	–	–
Increases (decreases) for settlements with taxing authorities	–	–	–
End of period	$11,711	$12,006	$12,280

Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, although management believes associated tax filing positions are sustainable and properly reflected in its tax filings. Our liabilities for unrecognized tax benefits are reflected in the table above. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

9.	RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, share various expenses in the ordinary course of business under a shared services agreement. We incurred expenses under the shared services agreement of $845,000 in 2017, $930,000 in 2016 and $452,000 in 2015. No amounts were due from or payable to Sonic Financial at December 31, 2017 and 2016.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense amounted to $721,000 in 2017, $721,000 in 2016 and $698,000 in 2015. Amounts owed to these affiliated companies at December 31, 2017 and 2016 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which our Executive Chairman is a controlling stockholder, for an aggregate of approximately $238,000 in 2017, $162,000 in 2016 and $120,000 in 2015. Vehicles sold to SAI in 2017, 2016 or 2015 were not significant. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling approximately $866,000 in 2017, $937,000 in 2016 and $913,000 in 2015. At December 31, 2017 and 2016, $70,000 and $84,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,940,000 in 2017, $2,054,000 in 2016 and $2,131,000 in 2015. At December 31, 2017 and 2016, $148,000 and $194,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of December 31, 2017 and 2016, and transactions for the three years ended December 31, 2017 are summarized below (in thousands):

	December 31, 2017	December 31, 2016
Accounts receivable	$218	$278

	2017	2016	2015
Merchandise and vehicle purchases	$238	$162	$120
Shared services expense, net of accrued interest	845	930	452
Merchandise and vehicle sales and event related commissions	2,806	2,991	3,044
Rent expense	721	721	698

10.	LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, we are party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows.

11.	STOCK COMPENSATION PLANS

2013 Stock Incentive Plan, Amended and Restated as of April 19, 2017 – The 2013 Stock Incentive Plan (the 2013 Plan) allows the Company, among other things, to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2013 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or stock awards. In February 2017, our Board of Directors adopted an amended and restated 2013 Stock Incentive Plan which was approved by the stockholders on April 19, 2017 at the 2017 Annual Meeting. The amendment and restatement did not increase the number of shares reserved for issuance or any of the award limits under the 2013 Plan. The primary changes included: (i) additions to the permissible criteria upon which performance goals for performance-based compensation can be based; and (ii) revisions and additions to the types of items and events that may be used for adjustments in determining whether an objective performance goal for performance-based compensation has been met. To date, we have awarded restricted stock and restricted stock units under the 2013 Plan.

The 2013 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types, purchase prices, and amounts of awards granted and amend the terms, restrictions and conditions of awards. Factors considered, among others, include achievement of financial, business and performance objectives, the occurrence of specific events, time periods of continued service or other time-based restrictions. Under the 2013 Plan, 3,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2013 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options or SARs aggregating more than 300,000 shares of common stock during any calendar year; (iii) in the case of awards other than options or SARs that are intended to be “performance-based compensation”, no individual may be granted an aggregate of more than 100,000 shares of common stock during any calendar year; and (iv) with respect to any cash-based stock award that is intended to be a performance award, the maximum cash payment that may be paid during any one calendar year to an individual is $10,000,000. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. At December 31, 2017, approximately 2,867,000 shares were available for future grant.

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

The Compensation Committee of our Board of Directors approved grants of 35,000 restricted stock units to our Chief Executive Officer and President (former Chief Operating Officer until February 2015) and 35,000 shares of restricted stock to our Vice Chairman and Chief Financial Officer in 2017. Both grants are under the 2013 Plan, are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. In 2017, 31,924 shares of both performance-based restricted stock and restricted stock units vested, and 4,455 of both restricted stock shares and restricted stock units were forfeited. Forfeitures in any given year result from differences between our actual results for the previous year as compared to the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. As of December 31, 2017, 66,288 restricted stock shares and 127,152 restricted stock units (both performance-based) were outstanding.

In 2017, we also granted to non-executive management employees 83,800 shares of restricted stock that vest in equal installments over three years, and repurchased 25,156 shares of common stock from such employees for $506,000 related to settlement of income taxes on 75,197 shares that vested under the 2013 Plan. In 2017, we also repurchased 30,699 shares of common stock for $597,000 from executive management employees to settle income taxes on 63,848 performance-based shares that vested under the 2013 Plan. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 – The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) expired by its terms in February 2018 (see the proposed New 2018 Formula Restricted Stock Plan below). The 2008 Formula Plan constituted a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2008 Formula Plan, and termination of the Formula Stock Option Plan, did not adversely affect the rights of any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan was administered by the Board of Directors, excluding non-employee directors.

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

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2017, approximately 439,000 shares were available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether participating eligible employees will be granted the right to purchase shares of common stock for the upcoming calendar year and the number of shares available for purchase. All employee grants contain the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in any calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2017, 2016 or 2015.

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

Share-based compensation cost totaled $3,366,000 in 2017, $3,405,000 in 2016 and $3,383,000 in 2015, before income taxes of $1,251,000, $1,205,000 and $1,272,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at December 31, 2017 or 2016. As of December 31, 2017, there was approximately $3,889,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.0 year.

No stock options were granted under any of our stock compensation plans in 2017, 2016 or 2015. When stock options are granted, we estimate the fair value of stock option grants on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of our stock and other factors. We use historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant.

There were no significant changes in the characteristics of restricted stock or restricted stock units granted during 2015 through 2017 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. We believe the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

No stock options have been granted under the 2013 Plan. The following is a summary of stock option activity regarding the 2004 Plan and Formula Stock Option Plan for 2017 (shares and aggregate intrinsic value in thousands):

	2004 Stock Incentive Plan				Formula Stock Option Plan
Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	148	$17.07			30	$38.45
Granted	–	–			–	–
Exercised	(41)	15.83			–	–
Forfeited	(10)	38.11			–	–
Expired	–	–			(30)	38.45
Outstanding, December 31, 2017	97	$15.31	1.6	$345	–	–	–	–
Exercisable, December 31, 2017	97	$15.31	1.6	$345	–	–	–	–

As of December 31, 2017, all stock options were vested and there was no unrecognized compensation cost related to non-vested stock options granted under any of our stock compensation plans. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2017 are excluded from the aggregate intrinsic values presented above. No stock options vested in 2017, 2016 or 2015. In 2017, 2016 and 2015, 40,500, 11,500 and 55,500 stock options were exercised with an intrinsic value of $199,000, $48,000 and $327,000, respectively.

The following is a summary of non-vested restricted stock and restricted stock unit activity regarding the 2013 Plan and 2008 Formula Plan for 2017, and grant activity for 2016 and 2015 (shares and aggregate intrinsic value in thousands):

	2013 Stock Incentive Plan				2008 Formula Restricted Stock Plan
Non-vested Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value

Outstanding, January 1, 2017	351	$21.08			16	$18.17
Granted	154	20.48			16	19.47
Vested	(139)	20.83			(16)	18.17
Forfeited	(11)	19.28			-	-
Outstanding, December 31, 2017	355	$20.97	1.4	$6,703	16	$19.47	0.3	$294
Granted, 2016	151	20.27			16	18.17
Granted, 2015	211	21.82			13	25.46

As of December 31, 2017, outstanding restricted stock and restricted stock units above for the 2013 Plan include approximately 127,000 restricted stock units with an aggregate intrinsic value of $2,399,000 and a weighted-average remaining contractual term of 1.5 years, all of which are expected to fully vest (subject to forfeiture as described above). The following is a summary of restricted stock and restricted stock units and their associated fair values on date vested for the 2013 Plan, the 2004 Plan and the 2008 Formula Plan for 2017, 2016 and 2015 (in thousands):

	2013 Stock Incentive Plan		2004 Stock Incentive Plan		2008 Formula Restricted Stock Plan
	Number Vested	Fair Value	Number Vested	Fair Value	Number Vested	Fair Value
Year Ended December 31, 2017:
Restricted Stock	107	$2,157	–	–	16	$311
Restricted Stock Units	32	627	–	–	–	–
Total	139	$2,784	–	–	16	$311
Year Ended December 31, 2016:
Restricted Stock	71	$1,471	33	$683	13	$233
Restricted Stock Units	22	412	10	199	–	–
Total	93	$1,883	43	$882	13	$233
Year Ended December 31, 2015:
Restricted Stock	35	$721	62	$1,257	12	$303
Restricted Stock Units	11	248	18	406	–	–
Total	46	$969	80	$1,663	12	$303

New 2018 Formula Restricted Stock Plan – The 2008 Formula Plan expired by its terms in February 2018. In March 2018, our Board of Directors adopted a new 2018 Formula Restricted Stock Plan (the 2018 Formula Plan) subject to stockholder approval at our 2018 Annual Meeting. The proposed 2018 Formula Plan is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with our stockholders and enhance our ability to attract and retain highly qualified non-employee directors. The 2018 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2018 Formula Plan, and expiration of the 2008 Formula Plan, will not adversely affect the rights of any outstanding awards previously granted under the 2008 Formula Plan. The 2018 Formula Plan will be administered by the Board of Directors, excluding non-employee directors, who can amend, suspend or terminate the plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the proposed 2018 Formula Plan, 250,000 shares of SMI’s common stock will be reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, each standing non-employee director will receive a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before our next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. These terms and conditions are similar to those of the expired 2008 Formula Plan.

12.	EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to our employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. Our contributions for the Plan were $423,000 in 2017, $406,000 in 2016 and $379,000 in 2015.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all our employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. Participants can designate one or more investments as the measure of investment return on their participant account, and can elect distributions in lump sum or specified periodic installments. We hold assets consisting principally of Company-owned life insurance (COLI) policies on certain plan participants for funding future participant distributions. Those are general assets of the Company subject to claims of creditors or unsecured claims. Our obligation to pay amounts deferred under this plan is impacted by rates of returns on investments selected by plan participants, is an unsecured obligation and not subject to forfeiture. Our common stock is not an investment option or plan asset. The COLI’s carrying value of $4,008,000 and $3,336,000 is reflected in non-current Other Assets and the associated deferred compensation liability of $3,912,000 and $3,241,000 is reflected in non-current Other Liabilities at December 31, 2017 and 2016, respectively, and associated earnings, losses or other changes are reflected in general and administrative expense. Participants are fully vested in their contributions and associated earnings or losses credited to their individual accounts. We may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2015 through 2017.

13.	SEGMENT DISCLOSURES

Our operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at our various major speedway facilities located in the United States. Our business activities, including those of our subsidiaries, are further described in Notes 1 and 2. All Company assets are located in the United States. Our “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reportable segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. Our “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS natural gas mineral rights lease and related revenues, and office rentals at certain Company speedways. Our “all other” operations for 2016 also consists of revenues and direct expenses associated with “the Battle at Bristol” and a large preceding concert as further discussed in Note 1. Management believes reporting these results separate from our core business of “motorsports event related” operations is appropriate as no additional football games are scheduled at this time (nor have any been held before).

Of our total revenues, approximately 80% in 2017, 75% in 2016 and 80% in 2015 were derived from NASCAR-sanctioned events. Of our total revenues, approximately 46% or $209,155,000 for 2017, 41% or $201,804,000 for 2016, and 41% or $195,722,000 for 2015 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. Segment information as presented below comports with information our chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, income taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following tables present our segment information (in thousands):

	2017			2016			2015
	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$434,887	$18,702	$453,589	$438,887	$50,846	$489,733	$453,655	$21,061	$474,716
Depreciation and amortization (Note 4)	64,688	143	64,831	54,213	155	54,368	61,799	165	61,964
Impairment of goodwill and other intangible assets (Note 2)	1,117	–	1,117	–	–	–	98,868	–	98,868
Segment operating income (loss)	53,894	4,058	57,952	62,120	11,227	73,347	(26,668)	6,484	(20,184)
Capital expenditures	25,582	86	25,668	34,580	55	34,635	30,684	49	30,733

	December 31, 2017			December 31, 2016
Other intangibles	$298,383	–	$298,383	$298,383	–	$298,383
Goodwill	46,225	–	46,225	47,342	–	47,342
Total assets	1,427,557	$23,123	1,450,680	1,474,127	$24,022	1,498,149

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (in thousands):

	2017	2016	2015
Total segment operating income (loss)	$57,952	$73,347	$(20,184)
Adjusted for:
Interest expense, net	(12,241)	(13,148)	(16,811)
Loss on early debt redemption and refinancing (Note 6)	–	–	(8,372)
Other (expense) income, net	(1,341)	997	(875)
Consolidated income (loss) before income taxes	$44,370	$61,196	$(46,242)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) or Rule 15d-15(e)). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2017, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

March 12, 2018

The management of Speedway Motorsports, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Securities Exchange Act Rule 13a-15(f) and Rule 15d-15(f)).

A company' s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

The management of Speedway Motorsports, Inc. assessed the Company' s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Director-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 23, 2018 (the Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is furnished by incorporation by reference to all information under the captions titled “2017 Executive Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is furnished by incorporation by reference to all information under the caption “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is furnished by incorporation by reference to all information under the captions “Corporate Governance – Board and Committee Member Independence” and “Transactions with Related Persons” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is furnished by incorporation by reference to all information under the caption titled “Principal Accounting Firm Fees and Services” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits incorporated by reference in this report, are:

(1)	Financial Statements:
See the Index to Financial Statements which appears on page 41 hereof.

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

3.3

Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI ’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431)).

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

*10.14

Speedway Motorsports, Inc. 2004 Stock Incentive Plan Amended and Restated as of February 10, 2009 (incorporated by reference to Appendix A to SMI ’s Definitive Proxy Statement filed on March 20, 2009).

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

*10.19

Speedway Motorsports, Inc. Incentive Compensation Plan as Amended and Restated, Effective April 19, 2017 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 17, 2017).

*10.20

Speedway Motorsports, Inc. Deferred Compensation Plan as Amended and Restated, Effective January 1, 2012 (incorporated by reference to Exhibit 10.38 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.21

Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors Amended and Restated as of April 17, 2013 (the “ Amended and Restated 2008 Formula Restricted Stock Plan”) (incorporated by reference to Exhibit 99.1 to SMI’s Registration Statement on Form S-8 filed on May 3, 2012 (file No. 333-181127) (the “2012 Form S-8”)).

*10.22	Restricted Stock Agreement under the Amended and Restated 2008 Formula Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to the 2012 Form S-8).

*10.23

Speedway Motorsports, Inc. 2013 Stock Incentive Plan as Amended and Restated, Effective April 19, 2017 (the “2013 Stock Incentive Plan”) (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 17, 2017).

*10.24

Form of Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI ’s Registration Statement on Form S-8 filed on August 5, 2013 (file No. 333-190374) (the “2013 Form S-8”)).

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

SPEEDWAY MOTORSPORTS, INC.	March 12, 2018

BY: /s/ MARCUS G. SMITH
Marcus G. Smith
Chief Executive Officer
(Principal Executive Officer) and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ O. BRUTON SMITH	Executive Chairman and Director	March 12, 2018
O. Bruton Smith

/s/ MARCUS G. SMITH	Chief Executive Officer (Principal Executive Officer),	March 12, 2018
Marcus G. Smith	President and Director

/s/ WILLIAM R. BROOKS	Vice Chairman, Chief Financial Officer and Treasurer	March 12, 2018
William R. Brooks	(Principal Financial Officer and Accounting Officer) and Director

/s/ BERNARD C. BYRD, JR.	Director	March 12, 2018
Bernard C. Byrd, Jr.

/s/ MARK M. GAMBILL	Director	March 12, 2018
Mark M. Gambill

/s/ JAMES P. HOLDEN	Director	March 12, 2018
James P. Holden

/s/ TOM E. SMITH	Director	March 12, 2018
Tom E. Smith