Form 10-Q
period 2018-03-31
SPEEDWAY MOTORSPORTS INC
filed 2018-04-27
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

__________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

[  ] Yes [X] No

As of April 25, 2018, there were 40,964,980 shares of the registrant’s common stock outstanding.

INDEX TO FORM 10-Q

Cautionary Note Regarding Forward-looking Statements - This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2018 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, investments, seating, suite and other asset reduction or removal, income taxes, sponsorships, financing needs and costs, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in our Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (“SEC”). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

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

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017

Assets
Current Assets:
Cash and cash equivalents	$58,915	$81,924
Accounts receivable, net (Note 2)	40,173	28,459
Prepaid and refundable income taxes	3,790	2,135
Inventories, net	8,112	7,283
Prepaid expenses	3,461	3,533
Total Current Assets	114,451	123,334
Notes Receivable	753	799
Other Assets	23,948	23,724
Property and Equipment, Net (Note 2)	959,058	958,215
Other Intangible Assets, Net	298,383	298,383
Goodwill	46,225	46,225
Total	$1,442,818	$1,450,680

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,667	$7,662
Accounts payable	15,324	12,017
Deferred race event and other income, net (Note 2)	52,977	40,779
Accrued income taxes	453	383
Accrued interest	1,720	4,307
Accrued expenses and other current liabilities	15,002	23,585
Total Current Liabilities	93,143	88,733
Long-term Debt	216,589	219,452
Deferred Income (Note 2)	2,929	3,054
Deferred Income Taxes, Net	202,168	201,760
Other Liabilities	18,546	18,458
Total Liabilities	533,375	531,457
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 40,965,000 in 2018 and 40,992,000 in 2017	462	461
Additional Paid-in Capital	263,731	262,885
Retained Earnings	758,921	767,859
Treasury Stock at cost, shares – 5,224,000 in 2018 and 5,137,000 in 2017	(113,671)	(111,982)
Total Stockholders’ Equity	909,443	919,223
Total	$1,442,818	$1,450,680

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31:
	2018	2017
Revenues:
Admissions	$10,863	$14,750
Event related revenue	19,390	18,959
NASCAR broadcasting revenue	36,741	34,930
Other operating revenue	7,370	7,805
Total Revenues	74,364	76,444

Expenses and Other:
Direct expense of events	12,254	12,457
NASCAR event management fees	20,552	19,179
Other direct operating expense	4,872	5,140
General and administrative	24,393	22,586
Depreciation and amortization (Note 2)	13,090	17,505
Interest expense, net	2,957	3,005
Other expense, net	51	578
Total Expenses and Other	78,169	80,450
Loss Before Income Taxes	(3,805)	(4,006)
Benefit from Income Taxes	1,091	2,071
Net Loss	$(2,714)	$(1,935)

Basic Loss Per Share (Note 6)	$(0.07)	$(0.05)
Weighted Average Shares Outstanding	40,982	41,087

Diluted Loss Per Share (Note 6)	$(0.07)	$(0.05)
Weighted Average Shares Outstanding	41,002	41,108

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2018	40,992	$461	$262,885	$767,859	$(111,982)	$919,223
Net loss	—	—	—	(2,714)	—	(2,714)
Share-based compensation	60	1	846	—	—	847
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,224)	—	(6,224)
Repurchases of common stock	(87)	—	—	—	(1,689)	(1,689)
Balance, March 31, 2018	40,965	$462	$263,731	$758,921	$(113,671)	$909,443

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	March 31:
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(2,714)	$(1,935)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Deferred loan cost amortization	377	387
Loss on disposals of property and equipment and other assets	13	477
Depreciation and amortization	13,090	17,505
Amortization of deferred income	(167)	(182)
Deferred income tax provision	525	(288)
Share-based compensation	847	809
Changes in operating assets and liabilities:
Accounts receivable (Note 2)	(11,711)	(36,599)
Prepaid, refundable and accrued income taxes	(1,585)	(1,758)
Inventories	(829)	(337)
Prepaid expenses	72	115
Accounts payable	914	92
Deferred race event and other income (Note 2)	12,206	24,774
Accrued interest	(2,587)	(2,593)
Accrued expenses and other liabilities	(7,895)	(8,171)
Deferred income	34	49
Other assets and liabilities	(346)	(115)
Net Cash Provided (Used) By Operating Activities	244	(7,770)
Cash Flows from Financing Activities:
Principal payments on long-term debt	(3,162)	(3,157)
Dividend payments on common stock	(6,224)	(6,241)
Repurchases of common stock	(1,689)	(1,899)
Net Cash Used By Financing Activities	(11,075)	(11,297)
Cash Flows from Investing Activities:
Payments for capital expenditures	(11,291)	(7,054)
(Payments for disposal) proceeds of sales of property and equipment	(930)	43
Repayment of notes and other receivables	43	321
Net Cash Used By Investing Activities	(12,178)	(6,690)
Net Decrease in Cash and Cash Equivalents	(23,009)	(25,757)
Cash and Cash Equivalents at Beginning of Period	81,924	79,342
Cash and Cash Equivalents at End of Period	$58,915	$53,585

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$5,635	$5,846
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	2,643	2,502

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operating subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Speedway Sonoma LLC (Sonoma Raceway or SR), Texas Motor Speedway, Inc. (TMS), SMISC Holdings LLC d/b/a SMI Properties (SMI Properties or SMIP), US Legend Cars International, Inc. (Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. See Notes 1 and 2 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K (2017 Annual Report) for further description of our business operations, properties and scheduled events.

Racing Events – In 2018, we plan to hold 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, five NASCAR K&N Pro Series, three NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association (NHRA), one Automobile Racing Club of America (ARCA) and three World of Outlaws (WOO) racing events. In 2017, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2017 Annual Report. In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair statement at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company's motorsports business. See Note 2 to the Consolidated Financial Statements in our 2017 Annual Report for further discussion of significant accounting policies.

NASCAR Broadcasting Revenues and NASCAR Event Management (formerly purse and sanction) Fees – Under event management agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. NASCAR also retains 25% of gross broadcasting revenues for purses awarded to race participants for each race. The remainder represents additional annually negotiated event management fees paid to NASCAR by the Company for each race. We historically presented the 10% portion of broadcast rights fees retained by NASCAR as both broadcasting revenues and related event management fees. We have determined that such amounts should be presented net, and have revised the presentation of our previously issued financial statements. We concluded the effect on our previously reported interim financial statements was not material. In addition, management believes the revised presentation provides consistency with that used by other companies that promote NASCAR racing events. We revised NASCAR broadcasting revenue and NASCAR event management fees by $3,881,000 in three months ended March 31, 2017 (comparable amounts were $4,082,000 for the three months ended March 31, 2018). The revision had no impact on our net income or loss, earnings or loss per share, balance sheet or cash flows.

Quarterly Reporting – We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at our speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of our motorsports business. The more significant races affected by poor weather and other racing schedule changes for the three months ended March 31, 2018 as compared to 2017 include:

•	Poor weather surrounded Monster Energy NASCAR Cup race weekends at AMS and LVMS in the first quarter 2018
•	LVMS held one NASCAR Camping World Truck Series race in the first quarter 2018 that was not held in the same period last year

Consolidated Statements of Cash Flows – The following is additional information on our accompanying Consolidated Statements of Cash Flows: The changes in cash flows from operating activities in the three months ended March 31, 2018 compared to 2017 reflect: an increase in accounts receivable for NASCAR broadcasting revenues associated with events held at AMS in March 2017 and collected in April 2017 (such revenues are scheduled due within approximately 30 days after events are held - AMS held similar events in February 2018).

Income Taxes – We provide for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to our annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. Cash paid for income taxes excludes any previous overpayments the Company may have elected to apply to income tax liabilities. The Company has no undistributed foreign earnings or cash or cash equivalents held outside of the US. See Notes 2 and 8 to the Consolidated Financial Statements in our 2017 Annual Report for additional information on our accounting for income taxes.

The effective income tax rate for the three months ended March 31, 2018 and 2017 was 28.7% and 51.7%, respectively (both benefits). The 2018 tax rate reflects the lower US corporate federal tax rate under the Tax Cuts and Jobs Act further described below. The 2017 tax rate reflects reduced deferred income tax liabilities of $1,310,000 for anticipated lower state income tax rates associated with race date realignments, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards of $515,000. There was no cash paid for income taxes in the three months ended March 31, 2018 or 2017.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $11,711,000 at both March 31, 2018 and December 31, 2017, all of which relates to our previously discontinued operation. Of those amounts, $11,534,000 is included in noncurrent other liabilities, all of which would favorably impact our effective tax rate if recognized, and $177,000 is included in deferred tax liabilities at both March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, management believes $0 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with unrecognized tax benefits were insignificant for the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, we had $359,000 and $241,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2015 through 2016 by the Internal Revenue Service, and 2013 through 2016 by other state taxing jurisdictions to which we are subject.

December 2017 Tax Cuts and Jobs Act Enactment – On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted into United States tax law substantially amending the Internal Revenue Code. Effective January 1, 2018, the Act reduces US corporate federal tax rates from 35% to 21%, provides for 100% expensing of certain qualified capital investments through 2022, repeals the Alternative Minimum Tax, eliminates loss carrybacks, limits using future losses, and further limits the deductibility of certain executive compensation, among other provisions. Current accounting guidance provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects of the Tax Act.

As of December 31, 2017, we recognized provisional tax expense related to non-deductible executive compensation as we anticipate that performance-based compensation will no longer be tax deductible. We anticipate the Internal Revenue Service will be providing additional guidance on the accounting for non-deductible executive compensation. We plan to finalize the accounting for those provisional amounts upon filing of our federal income tax returns within our 2018 fourth quarter or in earlier periods if additional guidance is issued. Final amounts may differ from provisional amounts after further analysis, changes in interpretation and assumptions, or additional regulatory guidance that may be issued, among other things.

Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. At March 31, 2018 and December 31, 2017, liabilities for unrecognized tax benefits totaled $11.7 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $1,735,000 and $1,604,000 in the three months ended March 31, 2018 and 2017. There were no deferred direct-response advertising costs at March 31, 2018 or December 31, 2017.

TMS Mineral Rights Lease Receipts – We recognized royalty revenue of $396,000 and $448,000 in the three months ended March 31, 2018 and 2017 under a natural gas mineral rights lease agreement and a joint exploration agreement entitling TMS to stipulated stand-alone and shared royalties. Such revenues can vary from associated volatility in natural gas price levels and common diminishing well production, as well as other factors outside of TMS’s control. At this time, while extraction activities continue, no new wells are being explored, and management is unable to determine ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline, remain steady or adequate. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. At this time, management believes 2018 revenues will not differ significantly from 2017, and that our infrastructure spending will continue to exceed anticipated future royalties similar to 2017. As of March 31, 2018 and December 31, 2017, there was no deferred income associated with these agreements.

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

The following table presents estimated fair values and categorization levels of our financial instruments as of March 31, 2018 and December 31, 2017 (in thousands):

			2018		2017
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$58,915	$58,915	$81,924	$81,924
Note receivable	2	NR	753	753	799	799
Cash surrender values	2	NR	9,977	9,977	9,822	9,822

Liabilities (principal)
Floating rate revolving Credit Facility, including Term Loan	2	NR	27,000	27,000	30,000	30,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	199,140	200,000	205,000
Other long-term debt	2	NR	887	887	1,049	1,049

Level 1 :	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Property and Equipment – From time to time, we renovate various seating, suite and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes such as offering unique fan zones, expanded premium hospitality and RV camping areas, or wider seating and improved sight lines. When management decides on renovation and removal, accelerated depreciation is recorded prospectively over shortened estimated remaining useful lives of the assets, and accounted for as a change in estimate, beginning when management contracts and begins removal. In the first quarter 2017, we contracted and began removing certain seating at CMS, KyS and NHMS. As such, we recorded pre-tax charges for accelerated depreciation and costs of removal (included in other expense, net) aggregating $4,597,000, before income tax benefits of $1,700,000, in the first quarter 2017. These charges are included in our "motorsports event related" reporting segment (see Note 10).

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 23) - Classification of Certain Cash Receipts and Cash Payments” which provides specific guidance on eight cash flow classification issues. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and was applied using a retrospective transition method to each period presented. Our adoption of this new guidance as of January 1, 2018 had no significant impact on our financial statements.

The FASB issued Accounting Standards Update No. 2016-02 “Leases (Subtopic 842)” which replaces all current US GAAP guidance on this topic, and requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. Lessees will need to recognize on their balance sheets right-of-use assets and lease liabilities for the majority of their leases (other than leases meeting the definition of a short-term lease). Right-of-use assets will be measured at lease liability amounts, adjusted for lease prepayments, lease incentives received and lessee’s initial direct costs. Lease liabilities will equal the present value of lease payments. Assets will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases may typically result in straight-line expense, while finance leases similar to front-loaded expense pattern. Classification will be based on criteria largely similar to those applied in current lease accounting. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be applied using the modified retrospective approach for all leases existing as of the effective date, requires application at the beginning of the earliest comparative period presented, and provides for certain practical expedients. We are currently evaluating the potential impact that adoption may have on our financial statements.

The FASB issued Accounting Standards Update No. 2018-01 "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842" which provides an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under current lease guidance. Entities that elect this practical expedient should evaluate new or modified land easements at the date of adoption, and which should be applied consistently to all existing or expired land easements not previously accounted for as leases. Entities that do not elect this practical expedient should evaluate all existing or expired land easements to assess whether they meet the definition of a lease. This Update affects entities with land easements that exist or expired before adoption, provided the entity does not account for those land easements as leases under current guidance. Once adopted, this Update should be applied prospectively to all new or modified land easements to determine whether any arrangements should be accounted for as a lease. Entities should continue to apply its current accounting policy for accounting for land easements that existed before adoption of this Update. This guidance is effective beginning in the same periods as Update No. 2016-02 described above. We are currently evaluating the potential impact that adoption may have on our financial statements.

Revenue from Contracts with Customers – As of January 1, 2018, we adopted Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)” and associated amendments, using the modified retrospective method of adoption (ASC 606). We applied, and will continue to apply, the five-step model provided in this new standard. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services, and expands required financial statement disclosures regarding revenue recognition. Adoption did not result in an initial cumulative adjustment that impacted our retained earnings. There was no impact on the measurement or recognition of revenue of prior periods, and management believes adoption will not materially impact our future timing or classification of revenue recognition. Management believes no unusual or significant estimation was necessary to apply the new revenue guidance to existing customer contracts. Our main types of revenue contracts and performance obligations are further described below.

Balance Sheet Impact of Adoption – Our evaluation under ASC 606 determined that certain accounts receivable should be classified as contract assets, and corresponding deferred revenues should be classified as contract liabilities. These future contracted revenues, as further described below, include various event related marketing agreements, and event tickets purchased under extended payment terms that have not yet been paid in full, and related performance obligations have not been satisfied. Under ASC 606, contract assets and contract liabilities in a contract are reportable on a net basis. The resulting reduction of accounts receivable and corresponding deferred revenues aggregated $16,229,000 at March 31, 2018.

Disaggregated Revenues – Based on economic factors, including their nature, timing and certainty as further described below, we have disaggregated the composition of our revenues in the following table. The table includes our admissions, NASCAR broadcasting, and sponsorships and other event related revenues that are reported in our Motorsports Event Related segment, and souvenir and other merchandise and other revenues that are reported in that segment and our All Other segment (see Note 10). This disaggregation corresponds with our segment reporting except as described below. Management believes there are no unusual or significant uncertainties or conditions regarding our revenues or cash flows, except should uncontrollable circumstances such as poor weather, adverse incidents or geopolitical events involving large gatherings of people prevent a major NASCAR race from being held during the racing season. All such races have been held within their scheduled calendar year over the years.

	Three Months Ended
	March 31:
	2018	2017
Admissions	$10,863	$14,750
NASCAR broadcasting	36,741	34,930
Sponsorships and other event related	17,946	17,362
Souvenir and other merchandise	4,426	4,737
Other	4,388	4,665
Total Revenue	74,364	76,444

The following describes the composition of our disaggregated revenues and associated performance obligations:

Admissions – We sell tickets to individuals, corporate customers and other groups, including contracted admissions and other access, to our motorsport and non-motorsports events.

NASCAR Broadcasting – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR-sanctioned racing events. We receive television broadcasting revenues under contractual sanction agreements for each such race. SMI has separate five-year Event Management Agreements (formerly purse and sanction) with NASCAR under which our speedways will conduct such racing events through 2020.

Sponsorships and Other Event Related – Sponsorships generally consist of event and official sponsorship agreements. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. Marketing agreements that are not event specific typically contain stated fiscal year periods. We receive payments based on contracted terms. Our marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or on-site advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on relative fair or stand-alone selling price of the respective multiple elements as such events or activities are conducted each year in accordance with underlying agreement terms.

We derive other event related revenue from various marketing agreements for on-site advertising, hospitality and other promotion related activities. We derive revenue based commissioned payments from a long-term contracted third party for food and beverage sales during motorsports and non-motorsports events, speedway catered “hospitality” receptions and private parties. We also derive revenue from luxury suite rentals, parking and other event and speedway related activities. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, concerts, settings for commercials and motion pictures, and other outdoor events. We derive event related revenue from the sale of commercial time and other radio broadcast programming on PRN, and from ancillary broadcasting rights other than NASCAR broadcasting revenue.

Souvenir and Other Merchandise – We derive event related revenue from sales of owned motorsports related souvenir merchandise and commissioned souvenir merchandise sales during racing and non-racing events and in our speedway gift shops throughout the year. Souvenir merchandise is sold in concession areas to individual, group, corporate and other customers. Fees and sales based commissions are paid to us by third-party vendors to allow on-site selling of merchandise and promotional items during our events and activities. We also derive other operating revenue from our Legend Cars and from Oil-Chem operations, and sales of souvenir merchandising, including screen-printing, embroidery, services and products to third parties that typically are not event specific.

Other – We derive other operating revenue from dining and entertainment facilities at The Speedway Clubs at CMS and TMS. We also derive other operating revenue from leasing of SR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, from leasing of office towers located at several of our speedways, TMS natural gas mineral rights, and from sanctioning US Legend Cars circuit races.

Accounting Recognition for Event Related Revenues and Associated Net Deferred Event Income – We recognize admissions, NASCAR broadcasting and event related revenues when an event is held. Deferred race event income, and associated direct event expenses, pertain to scheduled events to be held in upcoming periods, is recognized when an event is held, and are reflected net as current liabilities in deferred race event and other income. We recognize contracted sponsorship and other marketing arrangement fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. Event souvenir merchandise sales and commission based net revenues from food and beverage sales are recognized at time of sale. Advance revenues and associated direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses often include NASCAR Event Management Fees, race purses and sanction fees for other racing events, sales commissions, event specific advertising, signage and other marketing costs, sales and admission taxes, and credit card processing fees on advance revenues associated with our upcoming events.

If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race event management fees which would be refundable from NASCAR or other sanctioning bodies, and (iii) sales and admission taxes would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with our racing events and helps ensure comparability and consistency between our financial statements. Advance revenues, and associated direct expenses, if any, for track rentals, driving schools and similar activities are deferred and recognized when the activities take place.

Accounting Recognition for Non-Event Souvenir Merchandise and Other Revenues – We recognize revenue (including associated shipping and handling which is insignificant) when products are shipped, title transfers to customers, right of return or cancellation provisions expire, sales prices are final and collection is probable. Product sold on consignment with right of return or cancellation provisions has not been significant.

Accounting Recognition for Noncurrent Net Deferred Income – We recognize revenue associated with Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season ticket packages as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket and are transferable once each year subject to certain terms and conditions. Licensees are not entitled to refunds for postponement or cancellation of events due to weather or certain other conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of those facilities or recognized upon license agreement termination.

Performance Obligations – A performance obligation is defined as a contracted promise to transfer a distinct good or service to the customer. Our performance obligations and associated accounting recognition are described above. Significantly, we are obligated to conduct events in the manner stipulated under terms and conditions of our sanctioning agreements. We typically require payment of event specific related contracts before associated events are held. Management believes we recognize revenues, and associated costs, when or as distinct and multiple performance obligations are satisfied. For non-event merchandise sales, we transfer control and recognize revenue when products are shipped and customers have accepted and obtained control of the goods. At that time, our obligations under customer contract terms have been satisfied and transfer of control of associated goods and services has occurred. Our contracts typically do not contain financing components, or variable consideration except for net commission based revenues for food and beverage sales described above. Our contracts are typically not modified, and returns, refunds and warranty costs for goods or services are not significant. Management believes there are no partially satisfied obligations based on the nature of our operations and contract terms.

We have contracted future revenues representing unsatisfied performance obligations, and the estimated revenue expected to be recognized in the future related to these performance obligations. These contracts contain initial terms typically ranging from one to five years, with some for ten-year periods, excluding renewal options. We have elected to use the following practical expedients under ASC 606 for disclosures related to unsatisfied performance obligations: (i) associated future costs to obtain or fulfill unrecorded performance obligations were not estimated, (ii) unsatisfied performance obligations expected to be satisfied within the next twelve months were excluded, and (iii) time bands, reflecting management’s best estimate of when we will transfer control to customers, are based on calendar years to comport with our seasonal business. We also excluded unsatisfied performance obligations for future NASCAR broadcasting revenue terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2019 and beyond of approximately $131,052,000 at March 31, 2018.

Contract Balances – Our contract assets are comprised of accounts receivable and deferred event expenses (described above), and our contract liabilities are comprised of deferred event income and noncurrent deferred income (both described above). Costs to obtain and fulfill contracts (performance obligations) are comprised principally of such deferred event expenses. Significantly, such costs include NASCAR Event Management Fees which must be incurred enabling us to hold associated racing events and receive NASCAR broadcasting revenues. Our policy for expense recognition of contract assets associated with deferred event expenses is further described above. At this time, other consideration of amortization or impairment is not applicable.

Changes in contract assets and liabilities during the three months ended March 31, 2018 result principally from recognition upon holding associated motorsport and non-motorsports events during the period. At March 31, 2018 and December 31, 2017, contract assets aggregated $21,484,000 and $7,511,000, and contract liabilities aggregated $77,390,000 and $51,344,000. For the three months ended March 31, 2018, we recognized revenue associated with contract liabilities amounting to $10,320,000. Our contract liabilities consist of current and noncurrent deferred revenue of $74,461,000 and $2,929,000 at March 31, 2018, and we anticipate recognizing current amounts in the upcoming twelve-month period and noncurrent amounts thereafter.

Taxes Collected from Customers – We have elected to reports sales, admission and other taxes collected from customers based on our applicable jurisdiction tax reporting requirements. As such, taxes are reported on both a gross and net basis in our operations, and those reported on a gross basis amounted to $294,000 and $411,000 in the three months ended March 31, 2018 and 2017.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	March 31,	December 31,
	2018	2017
Finished race cars, parts and accessories	$4,970	$4,507
Souvenirs and apparel	2,452	2,014
Micro-lubricant® and other	690	762
Total	$8,112	$7,283

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Annual Impairment Assessment – We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2017 Annual Report for additional information on our goodwill and other intangible assets, and the methods, assumptions and business factors used in our annual impairment assessment (which are not repeated here).

Management's latest annual assessment in the second quarter 2017 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units. The impairment evaluation considered NASCAR’s approved realignment of one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018, and anticipated associated net increases in future long-term cash flows and operating profits. Management's assessment found the estimated fair value of each reporting unit and each indefinite-lived race date intangible asset substantially exceeded its associated carrying value except for NHMS and TMS race date agreements. As of March 31, 2018 and December 31, 2017, the carrying values of non-amortizable race date event sanctioning and renewal agreements associated with NHMS and TMS were approximately $199.6 million and $98.8 million. The estimated excess of fair value of these identified intangible assets is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. The evaluation reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for NHMS and TMS race date intangible assets.

There have since been no other events or circumstances that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of March 31, 2018. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information – There were no changes in the gross carrying value of other intangible assets or goodwill during the three months ended March 31, 2018. Those carrying amounts include accumulated impairments of $100.0 million for other intangible assets and $149.7 million for goodwill at both March 31, 2018 and December 31, 2017. There is no accumulated amortization for either asset class.

5. LONG-TERM DEBT

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn and repaid in 2015) (the Term Loan); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis ($7,500,000 for fiscal 2018).

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

During each of the three months ended March 31, 2018 and 2017, the Company repaid $3,000,000 of Term Loan borrowings, and there were no borrowings under the Credit Facility. At March 31, 2018 and December 31, 2017, outstanding borrowings under the Credit Facility were $27,000,000 and $30,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $698,000 at both dates. As of March 31, 2018, we had availability for borrowing up to an additional $99,302,000, including up to an additional $49,302,000 in letters of credit, under the revolving Credit Facility, and $50,000,000 under the delayed draw term loan provision.

2023 Senior Notes – We completed a private placement of 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the 2023 Senior Notes), and an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes were issued at par, and net proceeds were used to redeem a portion of our former 2019 Senior Notes as further described in Note 6 to the Consolidated Financial Statements in our 2017 Annual Report. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1.

Other Notes Payable – At March 31, 2018 and December 31, 2017, long-term debt includes a 3% interest bearing debt obligation of $887,000 and $1,049,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Deferred Financing Costs – Deferred financing costs associated with our revolving Credit Facility are reported in other noncurrent assets, and those associated with our 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt. As of March 31, 2018 and December 31, 2017, long-term debt reflects deferred financing costs, net of accumulated amortization, of $3,631,000 and $3,935,000.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. We were in compliance with all applicable covenants under these debt agreements as of March 31, 2018. See Note 6 to the Consolidated Financial Statements included in our 2017 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

Subsidiary Guarantees – Amounts outstanding under our Credit Facility and 2023 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently minor). These guarantees are full and unconditional, and joint and several with the 2023 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. There are no restrictions on our subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended
	March 31:
	2018	2017
Gross interest costs	$3,177	$3,308
Less: capitalized interest costs	(129)	(55)
Interest expense	3,048	3,253
Interest income	(91)	(248)
Interest expense, net	$2,957	$3,005
Weighted-average interest rate on Credit Facility borrowings	2.9%	2.1%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted loss per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended
	March 31:
	2018	2017
Net loss applicable to common stockholders and assumed conversions	$(2,714)	$(1,935)

Weighted average common shares outstanding	40,982	41,087
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	20	21
Weighted average common shares outstanding and assumed conversions	41,002	41,108

Basic loss per share	$(0.07)	$(0.05)
Diluted loss per share	$(0.07)	$(0.05)
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	10	9

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

During the three months ended March 31, 2018, we repurchased 59,000 shares of common stock for $1,148,000. As of March 31, 2018, we could repurchase up to an additional 1,132,000 shares under the current authorization. During the three months ended March 31, 2018, we also repurchased 28,000 shares of common stock for $540,000 from management employees to settle income taxes on 62,000 restricted shares that vested during the period. As of and through March 31, 2018, treasury stock includes 356,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – On February 12, 2018, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6,224,000, which was paid on March 15, 2018 to shareholders of record as of March 1, 2018. On April 23, 2018, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 5, 2018 to shareholders of record as of May 15, 2018. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, share various expenses in the ordinary course of business under a shared services agreement. For the three months ended March 31, 2018 and 2017, we incurred expenses of $275,000 and $204,000 under the shared services agreement. No amounts were due from or payable to Sonic Financial at March 31, 2018 and December 31, 2017.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer under annually renewable lease agreements. Rent expense amounted to $182,000 and $181,000 in the three months ended March 31, 2018 and 2017. Amounts owed to these affiliated companies at March 31, 2018 or December 31, 2017 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which our Executive Chairman is a controlling stockholder, for an aggregate of $159,000 and $127,000 in the three months ended March 31, 2018 and 2017. There were no vehicles sold to SAI in the three months ended March 31, 2018 and 2017. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $221,000 and $287,000 in the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, approximately $109,000 and $70,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $438,000 and $564,000 in the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, approximately $214,000 and $148,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of March 31, 2018 and December 31, 2017, and transactions for the three months ended March 31, 2018 and 2017, are summarized below (in thousands):

	2018	2017
Accounts receivable	$323	$218
Merchandise and vehicle purchases	159	127
Shared services expense	275	204
Merchandise sales	659	851
Rent expense	182	181

8. LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, we are party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows.

9. STOCK COMPENSATION PLANS

See Note 11 to the Consolidated Financial Statements in our 2017 Annual Report for additional information and terms of the Company’s stock compensation plans.

2013 Stock Incentive Plan, Amended and Restated as of April 19, 2017 – The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the three months ended March 31, 2018 and 2017. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the 2013 Stock Incentive Plan for the indicated periods (shares in thousands):

	Three Months Ended March 31:
	2018		2017

	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	66	127	68	129
Granted	35	35	35	35
Vested	(31)	(31)	(32)	(32)
Forfeited	(5)	(5)	(5)	(5)
Outstanding, end of period	65	126	66	127

In three months ended March 31, 2018 and 2017, the Company repurchased 28,000 and 31,000 shares of common stock for $540,000 and $597,000 from executive management employees to settle income taxes on 62,000 and 64,000 shares that vested during each respective period.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 – The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) expired by its terms in February 2018 (see the 2018 Formula Restricted Stock Plan below). The 2008 Formula Plan constituted a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act and was administered by the Board of Directors, excluding non-employee directors. An aggregate of 15,572 shares granted under this plan in April 2017 vested in April 2018, and 15,976 shares granted in April 2016 vested in April 2017. No further shares can be granted under this plan.

2018 Formula Restricted Stock Plan – In March 2018, our Board of Directors adopted the 2018 Formula Restricted Stock Plan (the 2018 Formula Plan) which was approved by our stockholders at the 2018 Annual Meeting. The 2018 Formula Plan is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with our stockholders and enhance our ability to attract and retain highly qualified non-employee directors. The 2018 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2018 Formula Plan, and expiration of the 2008 Formula Plan, did not adversely affect the rights of any outstanding awards previously granted under the 2008 Formula Plan. The 2018 Formula Plan will be administered by the Board of Directors, excluding non-employee directors, who can amend, suspend or terminate the plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the proposed 2018 Formula Plan, 250,000 shares of SMI’s common stock will be reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, each standing non-employee director will receive a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before our next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. These terms and conditions are similar to those of the expired 2008 Formula Plan. The Company awarded 4,226 shares of restricted stock to each of the Company’s four non-employee directors in April 2018 under this plan.

Share-Based Payments –There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2018 or 2017 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted or exercised under any of the Company’s stock compensation plans during the three months ended March 31, 2018 or 2017.

Share-based compensation cost for the three months ended March 31, 2018 and 2017 totaled $847,000 and $809,000, before income taxes of $243,000 and $299,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2018 or December 31, 2017. As of March 31, 2018, there was approximately $4,359,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the Company's stock compensation plans that is expected to be recognized over a weighted average period of 1.0 year. As of March 31, 2018, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

Our operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at our various major speedway facilities located in the United States. Our business activities, including those of our subsidiaries, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2017 Annual Report. All Company assets are located in the United States. Our “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reportable segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. Our “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS natural gas mineral rights lease and related revenues, and office rentals at certain Company speedways.

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

	Three Months Ended March 31:
	2018			2017
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$69,794	$4,570	$74,364	$75,098	$5,227	$80,325
Depreciation and amortization (Note 2)	13,053	37	13,090	17,467	38	17,505
Segment operating (loss) income	(1,485)	688	(797)	(1,525)	1,102	(423)
Capital expenditures	11,111	180	11,291	7,049	5	7,054

	March 31, 2018			December 31, 2017
Other intangibles	$298,383	–	$298,383	$298,383	–	$298,383
Goodwill	46,225	–	46,225	46,225	–	46,225
Total assets	1,418,648	$24,170	1,442,818	1,427,557	$23,123	1,450,680

The following table reconciles segment operating loss above to consolidated loss before income taxes (in thousands):

	Three Months Ended
	March 31:
	2018	2017
Total segment operating loss	$(797)	$(423)
Adjusted for:
Interest expense, net	(2,957)	(3,005)
Other expense, net	(51)	(578)
Consolidated loss before income taxes	$(3,805)	$(4,006)

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

Seasonality and Quarterly Results – In 2018, we plan to hold 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, five NASCAR K&N Pro Series, three NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2017, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

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

The profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. The operating results for the three months ended March 31, 2018 and 2017 are not indicative of results that may be expected for future periods because of such seasonality.

Set forth below is certain comparative summary information with respect to our scheduled major NASCAR-sanctioned racing events (Monster Energy Cup and Xfinity Series) for 2018 and 2017:

	Number of scheduled major NASCAR-sanctioned events
	2018	2017
1st Quarter	4	4
2nd Quarter	8	8
3rd Quarter	10	8
4th Quarter	2	4
Total	24	24

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results. A brief overview of certain significant and relevant factors is provided below to help understand our various operating factors, but are further discussed throughout this report where indicated.

Significant Items Discussed Elsewhere in Indicated Sections of this Report:

•	Multi-year, multi-platform NASCAR Broadcasting Rights Agreement through 2024 - broadcasting revenues expected to approximate $217 million in 2018 (in “Liquidity” below)
•	Our aggregate other long-term, multi-year contracted revenues are significant (in “Liquidity” below)
•	2018 Realignment of one NASCAR Monster Energy Cup Series, one Xfinity Series and one Camping World Truck Series racing event to Las Vegas Motor Speedway (in "Liquidity" below)
•

Charlotte Motor Speedway is conducting NASCAR Monster Energy Cup and Xfinity Series racing events on its new 2.28-mile ROVAL™ infield road course beginning September 2018 (in “Capital Expenditures” below)

•	Annual impairment assessment of Other Intangible Assets and Goodwill (in Note 2 to the Consolidated Financial Statements)
•	Ongoing reduced interest costs from debt reduction (in “Liquidity” below)
•	Income tax benefits from the Tax Cuts and Jobs Act tax law (in Note 2 to the Consolidated Financial Statements)
•	Repurchases of common stock, authorization increased by 1,000,000 shares in February 2018 (in “Liquidity and Capital Resources – Stock Repurchase Program” below)
•	Unrecognized compensation cost for non-vested share-based payments (in Note 9 to the Consolidated Financial Statements)

Significant Items Discussed in Indicated Sections of Our 2017 Annual Report (and not repeated in this Quarterly Report):

•	NASCAR’s ongoing changes and improvements in our sport (in “Business – Industry Overview”)
•	Significant investments in leading-edge technology – appealing to younger fans (in “Business – Operating Strategy”)
•	Modern, innovative and entertaining facilities (in “Business – Operating Strategy”)
•	Our numerous marketing and promotional efforts (in “Business – Operating Strategy”)

General Factors and Current Operating Trends – Our year-to-date 2018 race season results reflect lower admission and event related revenues at certain speedways on a comparable year over year event basis. Beginning in September 2018, we are holding a second annual Monster Energy NASCAR Cup race weekend at LVMS. As expected, revenues from NASCAR events held at LVMS in this first quarter 2018 were lower on a comparable year-over-year basis. While net increases in current full year and long-term future profitability are expected from realignment of these racing events in the third quarter 2018 (as further described in “Liquidity” below), the Company believes the initial strong appeal of these new major races in the LVMS market reduced the demand for their first quarter 2018 NASCAR events.

These results also reflect the negative impact of poor weather surrounding NASCAR racing events AMS and LVMS this period. As further discussed below, many entertainment companies, including most sporting venues, are facing challenging admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes many of our revenue categories continue to be negatively impacted by changing demographics and evolving media content consumption, as well as the lingering effects of uncertain consumer and corporate spending, and underemployment in certain demographic groups. Those and other factors such as high local lodging prices and minimum stay requirements, increasing highway congestion, and high food and health-care costs, are believed to be resulting in less travel and spending by certain fans and customers. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and other operating costs. At this time, we are unable to determine if those trends will reverse in 2018 or beyond.

Competing with Evolving Media and Content Consumption – Similar to most sports, the motorsports industry is experiencing an evolving media and entertainment consumption transformation. Changing demographics, new technology and expanding online viewing options are dramatically changing how all media content is consumed, and not just that of motorsports. New and expanding entertainment options are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding motorsports and non-motorsports related media coverage and content by network and cable broadcasters. Also, the ongoing improvements in high-definition television technology and increasing digital video recorder (“DVR”) use and expanding media, internet and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events, are increasingly influenced and used by changing demographics and are significantly impacting how content is consumed. NASCAR delivers content through multiple platforms. As such, we, NASCAR and the broadcasters continue to increase and expand our promotional efforts and initiatives as further discussed in “Business – Operating Strategy, Our Numerous Promotional and Marketing Efforts” in our 2017 Annual Report. Although these changes will likely continue, we believe the desire and demand for motorsports racing content, particularly for NASCAR racing, has been and will remain strong regardless of how such media content is consumed.

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

We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We offer many family-friendly and first-time fan programs to help educate and engage patrons who are new to the sport. We are attempting to capture the interest of the next generation of race fans through kid-friendly entertainment options, free tickets to kids under 12 for families attending NASCAR Xfinity and Camping World Truck Series races, family camping, kids’ zone play areas and kids’ clubs, as well as offering kid-sized headsets for scanners so the entire family can enjoy the race experience.

Industry and Broadcaster Focus – We believe expanding marketing demographics, intense media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provide us and NASCAR with many long-term marketing and future growth opportunities. We, NASCAR and the television broadcasters continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and technology that appeals to younger fans, families, and the changing demographics. The ten-year, multi-platform and media partnership broadcasting and digital rights agreements between NASCAR and media powerhouses FOX Sports Media Group and NBC Sports Group through 2024 are expected to help increase long-term fan and corporate marketing appeal and interest in all three NASCAR racing series. We believe these media powerhouses are providing broad marketing continuity and exposure to widening demographic audiences through their Spanish-language broadcasts, website content and other ancillary programming such as nightly and weekly NASCAR-branded programming. These promotions benefit motorsports in general, similar to that provided for other major sports.

Other Market and Economic Considerations – From time-to-time, extremely popular and long-standing successful race car drivers (“megastars”) such as Dale Earnhardt Jr, Jeff Gordon, Tony Stewart, Carl Edwards, Matt Kenseth and Danica Patrick announce their retirement or reduced motorsports racing due to age, health or other considerations. Race car driver popularity and performance abilities can affect on-track competition, the closeness of championship points racing, attendance, corporate interest, media attention and the appeal and success of racing in general.

Uncertainty remains as to the strength and duration of the US economic recovery. The President and his administration could further change governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could positively or adversely impact our operations. Possible changes in governmental state and local taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results.

These and other factors, particularly as related to the success of the Monster Energy NASCAR Cup Series, race car driver popularity, and the success of NASCAR racing in general, can significantly impact attendance at our events and our operating results. We continue to commit substantial resources to expanding and enhancing our promotional activities to help offset the ongoing impact of these economic and market factors and conditions. Management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the economy continues to improve and the ongoing racing changes and improvements by NASCAR are successful. See our “Business – Industry Overview”, “Business – Operating Strategy”, “Business – Competition” and “Risk Factors” in our 2017 Annual Report for additional information on the impact that competition, popularity, ongoing NASCAR improvements and other changes, the success of NASCAR racing in general, and ongoing economic conditions and geopolitical risks, can have on our operating results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below, along with the “Near-term Operating Factors” described above, help in understanding and comparing our results of operations. As further described in “Liquidity” below, beginning in September 2018, we are holding a second annual NASCAR Monster Energy Cup race weekend at LVMS (the 2018 LVMS Race Date Realignments). As expected, revenues from NASCAR events held at LVMS in this first quarter 2018 were lower on a comparable year-over-year basis. While net increases in current full year and long-term future profitability are expected from realignment of these additional annual racing events, the Company believes the initial strong appeal of these new major races in the LVMS market reduced the demand for their first quarter NASCAR events.

These results also reflect the negative impact of poor weather surrounding NASCAR racing events at AMS and LVMS this current period. The more significant racing schedule changes for the three months ended March 31, 2018 as compared to 2017 include:

•	LVMS held one NASCAR Camping World Truck Series race in the first quarter 2018 that was not held in the same period last year

Non-GAAP Financial Information and Reconciliation – Net income or loss, and diluted earnings or loss per share, as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. Non-GAAP income and diluted earnings per share are derived by adjusting GAAP basis amounts as indicated below. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. See the indicated Notes to the Consolidated Financial Statements for additional information on these non-GAAP adjustments.

Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP, does not have standard meaning and may differ from information or measures used by other entities. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss, or diluted earnings or loss per share determined in accordance with GAAP. Individual quarterly amounts may not be additive due to rounding. Amounts below are in thousands except per share amounts.

	Three Months Ended
	March 31:
	2018	2017
Net loss using GAAP	$(2,714)	$(1,935)
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 2)	–	4,597
Income tax effect of non-GAAP adjustment	–	(1,700)
Non-GAAP net (loss) income	$(2,714)	$962

Consolidated diluted loss per share using GAAP	$(0.07)	$(0.05)
Accelerated depreciation on retired assets and costs of removal, pre-tax	–	0.11
Income tax effect of non-GAAP adjustment	–	(0.04)
Non-GAAP diluted (loss) earnings per share	$(0.07)	$0.02

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Total Revenues for the three months ended March 31, 2018 decreased by $2.1 million, or 2.7%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2018 decreased by $3.9 million, or 26.4%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions revenue at NASCAR racing events on a comparable year-over-year basis, particularly reflecting the expected impact of the 2018 LVMS Race Date Realignments, generally poor weather surrounding NASCAR racing events at AMS and LVMS in the current period, and continued economic challenges. The overall decrease was partially offset by the NASCAR Camping World Truck Series race held at LVMS in the first quarter 2018 that was not held in the same period last year.

Event Related Revenue for the three months ended March 31, 2018 increased by $431,000, or 2.3%, over such revenue for the same period last year. This increase is due primarily to higher combined sponsorship and other marketing revenues for NASCAR racing events on a comparable year-over-year basis, and higher track rentals at certain Company speedways in the current period as compared to last year. The increase also reflects, to a lesser degree, the NASCAR Camping World Truck Series race held at LVMS in the first quarter 2018 that was not held last year. The overall increase was partially offset by certain lower event related revenues associated with reduced attendance at NASCAR racing events on a comparable year-over-year basis.

NASCAR Broadcasting Revenue for the three months ended March 31, 2018 increased by $1.8 million, or 5.2%, over such revenue for the same period last year. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis, and the NASCAR Camping World Truck Series race held at LVMS in the current period that was not held last year.

Other Operating Revenue for the three months ended March 31, 2018 decreased by $435,000, or 5.6%, from such revenue for the same period last year. This decrease is due primarily to lower Legend Cars and Oil-Chem revenues, partially offset by higher non-event souvenir merchandise sales, in the current period as compared to last year.

Direct Expense of Events for the three months ended March 31, 2018 decreased by $203,000, or 1.6%, from such expense for the same period last year. This decrease reflects lower operating costs associated with lower attendance and certain event related revenues for NASCAR racing events on a comparable year-over-year basis.

NASCAR Event Management Fees for the three months ended March 31, 2018 increased by $1.4 million, or 7.2%, over such expense for the same period last year. This increase reflects higher contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis, and the NASCAR Camping World Truck Series race held at LVMS in the current period that was not held last year.

Other Direct Operating Expense for the three months ended March 31, 2018 decreased by $268,000, or 5.2%, from such expense for the same period last year. This decrease is due primarily to decreased operating costs associated with lower Legend Cars and Oil-Chem revenues in the current period as compared to last year.

General and Administrative Expense for the three months ended March 31, 2018 increased by $1.8 million, or 8.0%, over such expense for the same period last year. This increase is due primarily to lower property taxes in the same period last year and, to a lesser extent, higher utility costs associated with the poorer weather in the current period, and a combination of individually insignificant items.

Depreciation and Amortization Expense for the three months ended March 31, 2018 decreased by $4.4 million, or 25.2%, from such expense for the same period last year. This decrease is due primarily to recording accelerated depreciation on retired assets in the same period last year as further described in Note 2 to the Consolidated Financial Statements. The decrease also reflects, to a much lesser extent, lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for both the three months ended March 31, 2018 and 2017 was $3.0 million. The year over year amounts reflect lower total outstanding debt, partially offset by higher interest rates on Credit Facility borrowings in the current period and interest income associated with property tax settlements in the same period last year.

Other Expense, Net for the three months ended March 31, 2018 was $51,000 compared to $578,000 for the same period last year. This change is due primarily to reflecting removal costs associated with retired assets in the same period last year as further described in Note 2 to the Consolidated Financial Statements, and a combination of individually insignificant items.

Income Tax Benefit. Our effective income tax rate for the three months ended March 31, 2018 and 2017 was 28.7% and 51.7%, respectively (both benefits). The 2018 tax rate reflects the lower US corporate federal tax rate under the Tax Cuts and Jobs Act. The 2017 tax rate reflects reduced deferred income tax liabilities of $1.3 million for anticipated lower state income tax rates associated with race date realignments, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards of $515,000.

Net Loss for the three months ended March 31, 2018 was $2.7 million compared to $1.9 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the three months ended March 31, 2018 and 2017 resulted primarily from:

(1)	net cash provided by operations amounting to $244,000 in 2018 ($7.8 million used by operations in 2017)
(2)	repayments of long-term debt amounting to $3.2 million in both 2018 and 2017
(3)	payment of quarterly cash dividends amounting to $6.2 million in both 2018 and 2017
(4)	repurchases of common stock amounting to $1.7 million in 2018 ($1.9 million in 2017)
(5)	cash outlays for capital expenditures amounting to $11.3 million in 2018 ($7.1 million in 2017)

The following is additional information on our accompanying Consolidated Statements of Cash Flows: The changes in cash flows from operating activities in the three months ended March 31, 2018 compared to 2017 reflect: an increase in accounts receivable for NASCAR broadcasting revenues associated with events held at AMS in March 2017 and collected in April 2017 (such revenues are scheduled due within approximately 30 days after events are held – AMS held similar events in February 2018)

We had the following contractual obligations as of March 31, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations: (1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$32,504	$32,504	–	–	–
Long-term debt, bank credit facility and senior notes (2)	227,887	7,667	$19,849	$200,371	–
Other liabilities	6,653	–	–	6,653	–
Interest on fixed rate debt obligations (3)	49,619	10,276	20,536	18,807	–
Deferred income taxes (4)	202,168	–	–	–	$202,168
Interest on floating rate credit facility debt (3)	1,075	694	381	–	–
NASCAR event management fees (5)	362,220	123,918	238,302	–	–
Contracted capital expenditures (1)	1,081	1,081	–	–	–
Declared dividends on common stock (6)	6,200	6,200	–	–	–
Operating leases	2,140	796	774	270	300
Total Contractual Cash Obligations	$891,547	$183,136	$279,842	$226,101	$202,468

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit (2)	$698	$698	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was $0 in the three months ended March 31, 2018 and $19.0 million in the full year 2017); and (b) capital expenditures that may be made although not under contract (cash paid for total capital expenditures in the three months ended March 31, 2018 was approximately $11.3 million).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of March 31, 2018, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.3 million, including up to an additional $49.3 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $27.0 million at March 31, 2018 and a weighted average interest rate of 2.9% in the three months ended March 31, 2018.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after March 31, 2018. In April 2018, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in June 2018. Quarterly cash dividends paid in 2017 totaled approximately $24.7 million.

LIQUIDITY

As of March 31, 2018, our cash and cash equivalents totaled $58.9 million, outstanding borrowings under the Credit Facility totaled $27.0 million (all Term Loan), outstanding letters of credit amounted to $698,000, and we had availability for borrowing up to an additional $99.3 million, including $49.3 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements through 2024. As further described below, these ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually, and our total contracted NASCAR broadcasting revenues are expected to approximate $217 million in 2018. SMI has separate five-year Event Management Agreements with NASCAR under which our speedways conduct NASCAR-sanctioned race events through 2020, and contain annual increases of three to four percent. Many of our sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Monster Energy Cup, Xfinity and Camping World Truck Series event sponsorships for the 2018 racing season, and many for years beyond 2018, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions.

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

These broadcasting agreements include various “TV Everywhere” rights that allow 24-hour video-on-demand, expanded live- streaming and re-telecasting of certain races, in-progress and finished race highlights, replays of FOX-televised races to a Fox Sports-affiliated website, broadcasting rights for Spanish-language broadcasts, website content and other ancillary programming, as well as nightly and weekend NASCAR news and information shows. These rights are important to the broadcasters, and in turn industry stakeholders, for monetizing alternative digital delivery methods of NASCAR content and the evolving ways live sports content is consumed. NASCAR announced that "secondary ancillary rights" fees will be distributed 60% to teams, 30% to promoters (such as the Company) and 10% to NASCAR. These are non-live broadcast rights for highlights and other digital content, including licensing to fantasy games for use of driver and team images. We believe there is increasing long-term value to those ancillary rights; however, we do not control the annual profitability shared with industry-wide participants. We believe this expanding market exposure to younger and widening demographics provides long-term marketing opportunities for our advertisers and other customers, reflecting the increasing value of our premium media content and venues.

2018 Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series Race Date Realignments to Las Vegas Motor Speedway – We obtained approval from NASCAR to realign one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in September 2018. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market. Our future profitability or success from this realignment could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Those factors and other considerations are further described in the “Risk Factors” in our 2017 Annual Report, and are not repeated here.

Income Taxes – At March 31, 2018, we had net deferred tax liabilities of approximately $202.2 million and liabilities for uncertain tax benefits of $11.7 million as further described in Note 8 to the Consolidated Financial Statements in our 2017 Annual Report. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, our net deferred tax liabilities remain material after significant reduction under the Tax Act. The likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. Such reversal resulted in higher cash paid for income taxes in 2017 as compared to recent years ($19.0 million in 2017 compared to $867,000 in 2016). While we anticipate our future cash outlays for income taxes under the Tax Act will be relatively lower than under previous tax law, such 2018 and future payments are expected to remain substantial. See our "Risk Factors" in our 2017 Annual Report for additional information on our income taxes.

General Debt Overview – We have reduced total long-term debt by approximately $232 million in 2014 through 2017 and reduced interest costs through principal repayment and various financing transactions. Interest costs under our Credit Facility have been, and will likely continue to be, lower subject to future increases in market interest rates. The structured repayment of Term Loan borrowings over five years and lower interest costs under the 2023 Senior Notes continue to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. See our "Risk Factors" in our 2017 Annual Report for other factors related to our debt and general economic conditions.

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility, (ii) provides for a five-year $150.0 million senior secured term loan (which was fully drawn) and a five-year delayed draw term loan of up to $50.0 million (which was fully drawn and repaid in 2015); (iii) matures in December 2019; and (iv) contains an accordion feature with specified limits and conditions. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (or $7.5 million for fiscal 2018). Under the Credit Facility, interest is based, at the Company’s option, upon the Eurodollar Rate plus 1.25% to 2.00% or a base rate defined as the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5% or the Eurodollar Rate plus 1%, plus 0.25% to 1.00%. The interest rate margins on borrowings are adjustable periodically based upon certain consolidated total leverage ratios.

2023 Senior Notes – We completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the 2023 Senior Notes), and an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes were issued at par, and net proceeds were used to redeem a portion of our former 2019 Senior Notes as further described in Note 6 to the Consolidated Financial Statements in our 2017 Annual Report. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1.

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. The terms and conditions of our debt agreements, including dividend, redemption, right of payment, cross-default acceleration and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements in our 2017 Annual Report. We were in compliance with all debt covenants as of March 31, 2018.

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

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 6.0 million shares (increased from 5.0 million shares with Board of Director approval on February 12, 2018) of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2018, we repurchased 59,000 shares of common stock for approximately $1.1 million. As of March 31, 2018, we could repurchase up to an additional 1,132,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. Our capital expenditures amounted to $11.3 million in the three months ended March 31, 2018, and $25.7 million in 2017 as further described in our 2017 Annual Report. At this time, aggregate payments for capital expenditures in 2018 are estimated to approximate $20.0 to $30.0 million. As of March 31, 2018, we had contractual obligations for capital expenditures of approximately $1.1 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

At March 31, 2018, we had various construction projects underway. In 2018 (similar to 2017), we continue to modernize various speedway seating and other areas into unique fan-zone entertainment and premium hospitality areas. These include a new high-end clubhouse at LVMS, and areas similar to high end sports bars and close to our restart zones at certain speedways. We are finalizing enhancement of CMS’s new ROVAL™ road course, and finalized expansion of “The Strip at Las Vegas Motor Speedway” into a distinctive, lighted “four lane” racing configuration. We also continue to install “SAFER” crash walls or similar barriers at certain speedways to help improve the safety of race drivers and others using our facilities, invest in social media and web application technology to attract and enhance the entertainment experience of our race fans, and upgrade media centers and restroom facilities at certain speedways.

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

On February 12, 2018, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6.2 million, which was paid on March 15, 2018 to shareholders of record as of March 1, 2018. On April 23, 2018, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 5, 2018 to shareholders of record as of May 15, 2018. These 2018 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of March 31, 2018, we had aggregate outstanding letters of credit of $698,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of March 31, 2018, there were $27.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at March 31, 2018 would cause an approximate change in annual interest expense of $270,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. There were no interest rate or other swaps at March 31, 2018 or December 31, 2017. As of March 31, 2018, we had availability for borrowing up to an additional $99.3 million, including $49.3 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2018 and December 31, 2017 (in thousands):

	Carrying Value		Fair Value
	2018	2017	2018	2017	Maturity Dates
Floating rate revolving Credit Facility, all Term Loan(1)	$27,000	$30,000	$27,000	$30,000	December 2019
5.125% Senior Notes	200,000	200,000	199,140	205,000	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings in the three months ended March 31, 2018 was 2.9% and 2017 was 2.1%.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $698,000, and no instruments or securities with equity price risk, as of both March 31, 2018 and December 31, 2017.

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective as of March 31, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, or that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to routine litigation incidental to our business. We believe the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows. New or material developments on our more significant lawsuits, if any, are described in Note 8 to the Consolidated Financial Statements. See Item 1A “Risk Factors” of our 2017 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended March 31, 2018.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009, February 2014, and February 2018, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 6,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of March 31, 2018, we could repurchase up to an additional 1,132,000 shares under the current authorization.

During the three months ended March 31, 2018, we repurchased 59,000 shares of common stock on the open market for approximately $1.1 million, and 28,000 shares of our common stock were delivered to us at an average price per share of $19.42 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of March 31, 2018
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	21,000	$19.46	21,000	170,000
February 2018	19,000	20.12	19,000	1,151,000
March 2018	47,000	18.81	19,000	1,132,000
First Quarter 2018	87,000	$19.45	59,000	1,132,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: April 27, 2018	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer) and President

Date: April 27, 2018	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)