Form 10-Q
period 2018-06-30
SPEEDWAY MOTORSPORTS INC
filed 2018-08-01
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, there were 40,898,980 shares of the registrant’s common stock outstanding.

INDEX TO FORM 10-Q

Cautionary Note Regarding Forward-looking Statements – This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2018 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, investments, seating, suite and other asset reduction or removal, income taxes, sponsorships, financing needs and costs, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in our Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (“SEC”). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

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

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017

Assets
Current Assets:
Cash and cash equivalents	$88,497	$81,924
Accounts receivable, net	37,185	28,459
Prepaid and refundable income taxes	12	2,135
Inventories, net	8,640	7,283
Prepaid expenses	3,835	3,533
Total Current Assets	138,169	123,334
Notes Receivable	707	799
Other Assets	23,884	23,724
Property and Equipment, Net (Note 2)	952,006	958,215
Other Intangible Assets, Net	298,383	298,383
Goodwill	46,225	46,225
Total	$1,459,374	$1,450,680

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,167	$7,662
Accounts payable	16,137	12,017
Deferred race event and other income, net	50,636	40,779
Accrued income taxes	5,954	383
Accrued interest	4,283	4,307
Accrued expenses and other current liabilities	20,185	23,585
Total Current Liabilities	104,362	88,733
Long-term Debt	197,393	219,452
Deferred Income (Note 2)	2,656	3,054
Deferred Income Taxes, Net	201,300	201,760
Other Liabilities	18,722	18,458
Total Liabilities	524,433	531,457
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 40,919,000 in 2018 and 40,992,000 in 2017	462	461
Additional Paid-in Capital	264,596	262,885
Retained Earnings	784,662	767,859
Treasury Stock at cost, shares – 5,287,000 in 2018 and 5,137,000 in 2017	(114,779)	(111,982)
Total Stockholders’ Equity	934,941	919,223
Total	$1,459,374	$1,450,680

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2018	2017
Revenues:
Admissions	$25,412	$29,141
Event related revenue	47,593	50,080
NASCAR broadcasting revenue	86,131	83,173
Other operating revenue	6,712	7,617
Total Revenues	165,848	170,011

Expenses and Other:
Direct expense of events	33,013	33,231
NASCAR event management fees	46,276	44,908
Other direct operating expense	4,566	5,031
General and administrative	27,255	26,944
Depreciation and amortization	13,138	13,469
Interest expense, net	2,953	3,163
Impairment of goodwill (Note 4)	–	1,117
Other income, net	(2,297)	(376)
Total Expenses and Other	124,904	127,487

Income Before Income Taxes	40,944	42,524
Provision for Income Taxes	(9,061)	(15,218)
Net Income	$31,883	$27,306

Basic Earnings Per Share	$0.78	$0.67
Weighted Average Shares Outstanding	40,946	41,045

Diluted Earnings Per Share	$0.78	$0.67
Weighted Average Shares Outstanding	40,956	41,056

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2018	2017
Revenues:
Admissions	$36,275	$43,891
Event related revenue	66,983	69,039
NASCAR broadcasting revenue	122,872	118,103
Other operating revenue	14,082	15,422
Total Revenues	240,212	246,455

Expenses and Other:
Direct expense of events	45,267	45,688
NASCAR event management fees	66,828	64,087
Other direct operating expense	9,438	10,171
General and administrative	51,648	49,530
Depreciation and amortization (Note 2)	26,228	30,974
Interest expense, net	5,910	6,168
Impairment of goodwill (Note 4)	–	1,117
Other (income) expense, net	(2,246)	202
Total Expenses and Other	203,073	207,937

Income Before Income Taxes	37,139	38,518
Provision for Income Taxes	(7,970)	(13,147)
Net Income	$29,169	$25,371

Basic Earnings Per Share	$0.71	$0.62
Weighted Average Shares Outstanding	40,964	41,066

Diluted Earnings Per Share	$0.71	$0.62
Weighted Average Shares Outstanding	40,979	41,082

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2018	40,992	$461	$262,885	$767,859	$(111,982)	$919,223
Net income	—	—	—	29,169	—	29,169
Share-based compensation	77	1	1,711	—	—	1,712
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(12,366)	—	(12,366)
Repurchases of common stock	(150)	—	—	—	(2,797)	(2,797)
Balance, June 30, 2018	40,919	$462	$264,596	$784,662	$(114,779)	$934,941

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended June 30:
	2018	2017
Cash Flows from Operating Activities:
Net income	$29,169	$25,371
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	-	1,117
Deferred loan cost amortization	752	769
(Gain) loss on disposals of property and equipment and other assets	(2,327)	114
Depreciation and amortization	26,228	30,974
Amortization of deferred income	(455)	(523)
Deferred income tax provision	(194)	(4,539)
Share-based compensation	1,712	1,665
Changes in operating assets and liabilities:
Accounts receivable	(8,721)	(17,341)
Prepaid, refundable and accrued income taxes	7,694	16,546
Inventories	(1,357)	203
Prepaid expenses	(302)	(26)
Accounts payable	3,441	2,473
Deferred race event and other income	9,841	7,152
Accrued interest	(24)	(24)
Accrued expenses and other liabilities	(2,712)	(1,731)
Deferred income	73	122
Other assets and liabilities	(313)	(73)
Net Cash Provided By Operating Activities	62,505	62,249

Cash Flows from Financing Activities:
Principal payments on long-term debt	(23,162)	(26,157)
Dividend payments on common stock	(12,366)	(12,398)
Repurchases of common stock	(2,797)	(3,045)
Net Cash Used By Financing Activities	$(38,325)	$(41,600)

Cash Flows from Investing Activities:
Payments for capital expenditures	$(19,072)	$(15,066)
Proceeds from sales, net of payments for disposals, of property and equipment and other assets	1,412	2,474
Repayment of note receivable	87	363
Net Cash Used By Investing Activities	(17,573)	(12,229)

Net Increase in Cash and Cash Equivalents	6,607	8,420
Cash and Cash Equivalents at Beginning of Period	82,200	79,568
Cash and Cash Equivalents at End of Period	$88,807	$87,988

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$6,138	$6,515
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	929	1,447

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

NASCAR Broadcasting Revenues and NASCAR Event Management (formerly purse and sanction) Fees – Under event management agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. NASCAR also retains 25% of gross broadcasting revenues for purses awarded to race participants for each race. The remainder represents additional annually negotiated event management fees paid to NASCAR by the Company for each race. We historically presented the 10% portion of broadcast rights fees retained by NASCAR as both broadcasting revenues and related event management fees. We have determined that such amounts should be presented net, and have revised the presentation of our previously issued financial statements. We concluded the effect on our previously reported interim financial statements was not material. In addition, management believes the revised presentation provides consistency with that used by other companies that promote NASCAR racing events. We revised NASCAR broadcasting revenue and NASCAR event management fees by $9,242,000 and $13,123,000 in the three and six months ended June 30, 2017 (comparable amounts were $9,570,000 and $13,652,000 for the three and six months ended June 30, 2018). The revision had no impact on our net income or loss, earnings or loss per share, balance sheet or cash flows.

Quarterly Reporting – We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at our speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of our motorsports business. The more significant races affected by poor weather and other racing schedule changes for the three and six months ended June 30, 2018 as compared to 2017 include:

•	Poor weather surrounded Monster Energy NASCAR Cup race weekends at AMS and LVMS in the first quarter 2018, and at BMS, CMS, SR and TMS in the second quarter 2018
•	Poor weather also surrounded certain smaller non-NASCAR events at CMS and TMS in the second quarter 2018
•	LVMS held one NASCAR Camping World Truck Series race in the first quarter 2018 that was not held last year

Consolidated Statements of Cash Flows – Under Accounting Standards Update No. 2016-15 adopted as of January 1, 2018 (see “Recently Issued Accounting Standards” below), we now include restricted cash balances in Cash and Cash Equivalents on our Consolidated Statements of Cash Flows for all periods presented. Restricted cash balances are insignificant and included in Other Assets on our Consolidated Balance Sheets.

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

Our effective income tax rate for the three months ended June 30, 2018 and 2017 was 22.1% and 35.8%, and for the six months ended June 30, 2018 and 2017 was 21.5% and 34.1%, respectively. The 2018 tax rates reflect the lower US corporate federal tax rate under the Tax Cuts and Jobs Act further described below, and a second quarter non-recurring tax benefit of $1,110,000 resulting from certain state income tax law changes. Our tax rates for the three and six months ended June 30, 2017 reflect reduced net deferred income tax liabilities of $481,000 and $1,791,000 for anticipated lower state income tax rates associated with race date realignments, and other lower effective state income tax rates. The tax rate for the six months ended June 30, 2017 was partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards of $515,000. We paid cash of $500,000 and $725,000 for income taxes in the six months ended June 30, 2018 and 2017.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $11,711,000 at both June 30, 2018 and December 31, 2017, all of which relates to our previously discontinued operation. Of those amounts, $11,534,000 is included in noncurrent other liabilities, all of which would favorably impact our effective tax rate if recognized, and $177,000 is included in deferred tax liabilities at both June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, management believes $0 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with unrecognized tax benefits were insignificant for the three and six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, we had $508,000 and $241,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2015 through 2017 by the Internal Revenue Service, and 2013 through 2017 by other state taxing jurisdictions to which we are subject.

December 2017 Tax Cuts and Jobs Act Enactment – On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted and substantially amended the Internal Revenue Code. Effective January 1, 2018, the Act reduces US corporate federal tax rates from 35% to 21%, provides for 100% expensing of certain qualified capital investments through 2022, repeals the corporate Alternative Minimum Tax, eliminates loss carrybacks, limits using future losses, and further limits the deductibility of certain executive compensation, among other provisions. Current accounting guidance provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects of the Tax Act.

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

Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. At June 30, 2018 and December 31, 2017, liabilities for unrecognized tax benefits totaled $11.7 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $4,695,000 and $5,419,000 for the three months ended June 30, 2018 and 2017, and $6,430,000 and $7,023,000 for the six months ended June 30, 2018 and 2017. There were no deferred direct-response advertising costs at June 30, 2018 or December 31, 2017.

TMS Mineral Rights Lease Receipts – We recognized royalty revenue of $347,000 and $530,000 in the three months ended June 30, 2018 and 2017, and $743,000 and $978,000 in the six months ended June 30, 2018 and 2017 under a natural gas mineral rights lease agreement and a joint exploration agreement entitling TMS to stipulated stand-alone and shared royalties. Such revenues can vary due to associated volatility in natural gas price levels and common diminishing well production, as well as other factors outside of TMS’s control. At this time, while extraction activities continue, no new wells are being explored, and management is unable to determine ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline, remain steady or adequate. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. At this time, management believes 2018 revenues will not differ significantly from 2017, and that our infrastructure spending will continue to exceed anticipated future royalties similar to 2017. As of June 30, 2018 and December 31, 2017, there was no deferred income associated with these agreements.

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

The following table presents estimated fair values and categorization levels of our financial instruments as of June 30, 2018 and December 31, 2017 (in thousands):

			2018		2017
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$88,497	$88,497	$81,924	$81,924
Note receivable	2	NR	707	707	799	799
Cash surrender values	2	NR	10,124	10,124	9,822	9,822

Liabilities (principal)
Floating rate revolving Credit Facility, including Term Loan	2	NR	7,000	7,000	30,000	30,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	197,000	200,000	205,000
Other long-term debt	2	NR	887	887	1,049	1,049

Level 1 :	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15 “Statement of Cash Flows (Topic 23) - Classification of Certain Cash Receipts and Cash Payments” which provides specific guidance on eight cash flow classification issues. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and was applied using a retrospective transition method to each period presented. Our adoption of this new guidance as of January 1, 2018 had an immaterial impact on our financial statements.

The FASB issued ASU No. 2016-02 “Leases (Subtopic 842)” which replaces all current US GAAP guidance on this topic, and requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. The FASB also issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” which clarifies certain transitional and application guidance. Lessees will need to recognize on their balance sheets right-of-use assets and lease liabilities for the majority of their leases (other than leases meeting the definition of a short-term lease). Right-of-use assets will be measured at lease liability amounts, adjusted for lease prepayments, lease incentives received and lessee’s initial direct costs. Lease liabilities will equal the present value of lease payments. Assets will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases may typically result in straight-line expense, while finance leases similar to front-loaded expense pattern. Classification will be based on criteria largely similar to those applied in current lease accounting. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. At this time, the guidance is required to be applied using the modified retrospective approach for all leases existing as of the effective date, requires application at the beginning of the earliest comparative period presented, and provides for certain practical expedients. The FASB is contemplating amendment of the guidance on using the modified retrospective approach and providing other practical expedients. We are currently evaluating the potential impact that adoption may have on our financial statements, including preliminary analysis of associated accounting policies, processes, and system requirements to help enable timely and accurate reporting.

The FASB issued ASU No. 2018–01 "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842" which provides an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under current lease guidance. Entities that elect this practical expedient should evaluate new or modified land easements at the date of adoption, which should be applied consistently to all existing or expired land easements not previously accounted for as leases. Entities that do not elect this practical expedient should evaluate all existing or expired land easements to assess whether they meet the definition of a lease. This Update affects entities with land easements that existed or expired before adoption, provided the entity does not account for those land easements as leases under current guidance. Once adopted, this Update should be applied prospectively to all new or modified land easements to determine whether any arrangements should be accounted for as a lease. Entities should continue to apply its current accounting policy for accounting for land easements that existed before adoption of this Update. This guidance is effective beginning in the same periods as Update No. 2016-02 described above. We are currently evaluating the potential impact that adoption may have on our financial statements.

Revenue from Contracts with Customers – As of January 1, 2018, we adopted Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)” and associated amendments, using the modified retrospective method of adoption (ASC 606). We applied, and are continuing to apply, the five-step model provided in this new standard. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services, and expands required financial statement disclosures regarding revenue recognition. Adoption did not result in an initial cumulative adjustment that impacted our retained earnings. There was no impact on the measurement or recognition of revenue of prior periods, and management believes adoption will not materially impact our future timing or classification of revenue recognition. Management believes no unusual or significant estimation was necessary to apply the new revenue guidance to existing customer contracts. Our main types of revenue contracts and performance obligations are further described below. Our evaluation under ASC 606 determined that certain accounts receivable should be classified as contract assets, and corresponding deferred revenues should be classified as contract liabilities. These future contracted revenues, as further described below, include various event related marketing agreements, and event tickets purchased under extended payment terms that have not yet been paid in full, and related performance obligations have not been satisfied. Under ASC 606, contract assets and contract liabilities in a contract are reportable on a net basis.

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

	Three Months Ended June 30:		Six Months Ended June 30:
	2018	2017	2018	2017
Admissions	$25,412	$29,141	$36,275	$43,891
NASCAR broadcasting	86,131	83,173	122,872	118,103
Sponsorships and other event related	45,000	47,459	62,947	64,821
Souvenir and other merchandise	4,876	4,978	9,302	9,715
Other	4,429	5,260	8,816	9,925
Total Revenue	$165,848	$170,011	$240,212	$246,455

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

Accounting Recognition for Event Related Revenues and Associated Net Deferred Event Income – We recognize admissions, NASCAR broadcasting and event related revenues when an event is held. Deferred race event income, and associated direct event expenses, pertain to scheduled events to be held in upcoming periods, are recognized when an event is held, and are reflected net as current liabilities in deferred race event and other income. We recognize contracted sponsorship and other marketing arrangement fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. Event souvenir merchandise sales and commission based net revenues from food and beverage sales are recognized at time of sale. Advance revenues and associated direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses often include NASCAR Event Management Fees, race purses and sanction fees for other racing events, sales commissions, event specific advertising, signage and other marketing costs, sales and admission taxes, and credit card processing fees on advance revenues associated with our upcoming events.

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

We have contracted future revenues representing unsatisfied performance obligations, and the estimated revenue expected to be recognized in the future related to these performance obligations. These contracts contain initial terms typically ranging from one to five years, with some for ten-year periods, excluding renewal options. We have elected to use the following practical expedients under ASC 606 for disclosures related to unsatisfied performance obligations: (i) associated future costs to obtain or fulfill unrecorded performance obligations were not estimated, (ii) unsatisfied performance obligations expected to be satisfied within the next twelve months were excluded, and (iii) time bands, reflecting management’s best estimate of when we will transfer control to customers, are based on calendar years to comport with our seasonal business. We also excluded unsatisfied performance obligations for future NASCAR broadcasting revenue terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2019 and beyond of approximately $140,113,000 at June 30, 2018.

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

Changes in contract assets and liabilities during the six months ended June 30, 2018 result principally from recognition upon holding associated motorsport and non-motorsports events during the period. At June 30, 2018 and December 31, 2017, contract assets aggregated $12,180,000 and $7,511,000, and contract liabilities aggregated $65,471,000 and $51,344,000. For the six months ended June 30, 2018, we recognized revenue associated with contract liabilities amounting to $28,150,000. Our contract liabilities consist of current and noncurrent deferred revenue of $62,815,000 and $2,656,000 at June 30, 2018, and we anticipate recognizing current amounts in the upcoming twelve-month period and noncurrent amounts thereafter.

Taxes Collected from Customers – We have elected to report sales, admission and other taxes collected from customers based on our applicable jurisdiction tax reporting requirements. As such, taxes are reported on both a gross and net basis in our operations, and those reported on a gross basis amounted to $2,094,000 and $2,318,000 in the three months ended June 30, 2018 and 2017, and $2,388,000 and $2,729,000 in the six months ended June 30, 2018 and 2017.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	June 30,	December 31,
	2018	2017
Finished race cars, parts and accessories	$5,615	$4,507
Souvenirs and apparel	2,391	2,014
Micro-lubricant® and other	634	762
Total	$8,640	$7,283

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Annual Impairment Assessment – We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2017 Annual Report for additional information on our goodwill and other intangible assets, and the methods, assumptions and business factors used in our annual impairment assessment.

Management's latest annual assessment in the second quarter 2018 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units. The impairment evaluation considered NASCAR’s approved realignment of one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in September 2018, and anticipated associated net increases in future long-term cash flows and operating profits. Management also considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements (we had agreements with NASCAR to annually conduct thirteen Monster Energy Cup, eleven Xfinity and eight Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, substantially exceeds its current market capitalization. Among other factors, the latest assessment assumes projected cash flow and profitability using minimal or modest annual growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. The assessment also reflects anticipated lower cash federal income taxes under the Tax Cuts and Jobs Act. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management fees, based on historical and anticipated rates which are supported by recently negotiated multi-year contracts. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment. Management also considered control premiums and other market information related to our common stock from historical and forward-looking perspectives. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value.

Management's assessment found the estimated fair value of each reporting unit and each indefinite-lived race date intangible asset substantially exceeded its associated carrying value except for three race date agreements. We recorded sizable impairment charges in 2015 and earlier years to reduce the carrying values for two of those race date agreements to estimated fair values. As such, their adjusted carrying values approximated estimated fair values as of evaluation dates, and which are reflected in our current evaluation. As of June 30, 2018 and December 31, 2017, the aggregate carrying values for those non-amortizable race date event sanctioning and renewal agreements was approximately $298.4 million. The estimated excess of fair value of these identified intangible assets is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. The evaluation reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for those three race date intangible assets.

There have since been no other events or circumstances that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of June 30, 2018. Our future profitability or success associated with any current or future NASCAR race realignments could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

2017 Impairment of Goodwill – Our 2017 annual assessment indicated that the carrying value of goodwill associated with SMIP, which conducts event and non-event souvenir merchandising, exceeded its estimated fair value because of potentially unfavorable merchandising business model developments. As such, a non-cash impairment charge of $1,117,000, before income tax benefits of $419,000, was reflected in the second quarter 2017 to reduce associated goodwill to $0. The 2017 impairment charge pertains to our “motorsports event related” reporting segment (see Note 10).

Other Information – There were no changes in the gross carrying value of other intangible assets or goodwill during the six months ended June 30, 2018. Those carrying amounts include accumulated impairments of $100.0 million for other intangible assets and $149.7 million for goodwill at both June 30, 2018 and December 31, 2017. There is no accumulated amortization for either asset class.

5. LONG-TERM DEBT

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn and repaid in 2015) (the Term Loan); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis.

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

We repaid Term Loan borrowings of $20,000,000 and $23,000,000 during the three and six months ended June 30, 2018, and $23,000,000 and $26,000,000 during the three and six months ended June 30, 2017, and there were no new borrowings under the Credit Facility. At June 30, 2018 and December 31, 2017, outstanding borrowings under the Credit Facility were $7,000,000 and $30,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $698,000 at both dates. As of June 30, 2018, we had availability for borrowing up to an additional $99,302,000, including up to an additional $49,302,000 in letters of credit, under the revolving Credit Facility, and $50,000,000 under the delayed draw term loan provision.

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

Other Notes Payable – At June 30, 2018 and December 31, 2017, long-term debt includes a 3% interest bearing debt obligation of $887,000 and $1,049,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Deferred Financing Costs – Deferred financing costs associated with our revolving Credit Facility are reported in other noncurrent assets, and those associated with our 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt. As of June 30, 2018 and December 31, 2017, long-term debt reflects deferred financing costs, net of accumulated amortization, of $3,327,000 and $3,935,000.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. We were in compliance with all applicable covenants under these debt agreements as of June 30, 2018. See Note 6 to the Consolidated Financial Statements included in our 2017 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2018	2017	2018	2017
Gross interest costs	$3,185	$3,336	$6,362	$6,644
Less: capitalized interest costs	(119)	(98)	(248)	(153)
Interest expense	3,066	3,238	6,114	6,491
Interest income	(113)	(75)	(204)	(323)
Interest expense, net	$2,953	$3,163	$5,910	$6,168
Weighted-average interest rate on Credit Facility borrowings	3.2%	2.3%	3.0%	2.2%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2018	2017	2018	2017
Net income applicable to common stockholders and assumed conversions	$31,883	$27,306	$29,169	$25,371

Weighted average common shares outstanding	40,946	41,045	40,964	41,066
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	10	11	15	16
Weighted average common shares outstanding and assumed conversions	40,956	41,056	40,979	41,082

Basic earnings per share	$0.78	$0.67	$0.71	$0.62
Diluted earnings per share	$0.78	$0.67	$0.71	$0.62
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	13	12	11	11

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

During the three and six months ended June 30, 2018, we repurchased 63,000 and 122,000 shares of common stock for $1,109,000 and $2,257,000. As of June 30, 2018, we could repurchase up to an additional 1,069,000 shares under the current authorization. During the six months ended June 30, 2018, we repurchased approximately 28,000 shares of common stock for $540,000 from management employees to settle income taxes on 62,000 restricted shares that vested during the period. As of and through June 30, 2018, treasury stock includes 356,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – To date in 2017, our Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 12, 2018	April 23, 2018	July 25, 2018
Record date	March 1, 2018	May 15, 2018	August 15, 2018
Paid or payable to shareholders	March 15, 2018	June 5, 2018	September 5, 2018
			Approximately
Aggregate quarterly cash dividend	$6,224	$6,142	$6,150
Dividend per common share	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, share various expenses in the ordinary course of business under a shared services agreement. The Company incurred expenses of $460,000 and $202,000 in the three months ended June 30, 2018 and 2017, and $735,000 and $406,000 in the six months ended June 30, 2018 and 2017 under the shared services agreement. No amounts were due from or payable to Sonic Financial at June 30, 2018 and December 31, 2017.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer under annually renewable lease agreements. Rent expense amounted to $180,000 and $181,000 in the three months ended June 30, 2018 and 2017, and $362,000 in both the six months ended June 30, 2018 and 2017. Amounts owed to these affiliated companies at June 30, 2018 or December 31, 2017 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which our Executive Chairman is a controlling stockholder, for an aggregate of $26,000 and $17,000 in the three months ended June 30, 2018 and 2017, and $185,000 and $144,000 in the six months ended June 30, 2018 and 2017. There were no vehicles sold to SAI in the three or six months ended June 30, 2018 and 2017. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $231,000 and $189,000 in the three months ended June 30, 2018 and 2017, and $452,000 and $476,000 in the six months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, approximately $145,000 and $70,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $392,000 and $494,000 in the three months ended June 30, 2018 and 2017, and $830,000 and $1,058,000 in the six months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, approximately $137,000 and $148,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of June 30, 2018 and December 31, 2017 and transactions for the three and six months ended June 30, 2018 and 2017 are summarized below (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable	$282	$218

	Three Months Ended June 30:		Six Months Ended June 30:
	2018	2017	2018	2017
Merchandise and vehicle purchases	$26	$17	$185	$144
Shared services expense	460	202	735	406
Merchandise sales	623	683	1,282	1,534
Rent expense	180	181	362	362

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

2013 Stock Incentive Plan, Amended and Restated as of April 19, 2017 – The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the six months ended June 30, 2018 and 2017. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

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

In the six months ended June 30, 2018 and 2017, the Company repurchased 28,000 and 31,000 shares of common stock for $540,000 and $597,000 from executive management employees to settle income taxes on 62,000 and 64,000 shares that vested during each respective period.

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

2018 Formula Restricted Stock Plan – In March 2018, our Board of Directors adopted the 2018 Formula Restricted Stock Plan (the 2018 Formula Plan) which was approved by our stockholders at the 2018 Annual Meeting. The 2018 Formula Plan is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with our stockholders and enhance our ability to attract and retain highly qualified non-employee directors. The 2018 Formula Plan constitutes a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2018 Formula Plan, and expiration of the 2008 Formula Plan, did not adversely affect the rights of any outstanding awards previously granted under the 2008 Formula Plan. The 2018 Formula Plan is administered by the Board of Directors, excluding non-employee directors, who can amend, suspend or terminate the plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the 2018 Formula Plan, 250,000 shares of SMI’s common stock are reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, each standing non-employee director will receive a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before our next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. These terms and conditions are similar to those of the expired 2008 Formula Plan. The Company awarded 4,226 shares of restricted stock to each of the Company’s four non-employee directors in April 2018 under this plan.

Share-Based Payments –There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2018 or 2017 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted or exercised under any of the Company’s stock compensation plans during the six months ended June 30, 2018 or 2017.

Share-based compensation cost for the three months ended June 30, 2018 and 2017 totaled $865,000 and $856,000, before income taxes of $191,000 and $306,000, and for the six months ended June 30, 2018 and 2017 totaled $1,712,000 and $1,665,000, before income taxes of $368,000 and $568,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at June 30, 2018 or December 31, 2017. As of June 30, 2018, there was approximately $3,801,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the Company's stock compensation plans that is expected to be recognized over a weighted average period of 0.9 year. As of June 30, 2018, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

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

	Three Months Ended June 30:
	2018			2017
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$161,810	$4,038	$165,848	$164,902	$5,109	$170,011
Depreciation and amortization (Note 2)	13,104	34	13,138	13,434	35	13,469
Impairment of goodwill (Note 4)	–	–	–	1,117	–	1,117
Segment operating income	40,910	690	41,600	43,953	1,358	45,311

	Six Months Ended June 30:
	2018			2017
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$231,604	$8,608	$240,212	$236,119	$10,336	$246,455
Depreciation and amortization (Note 2)	26,157	71	26,228	30,901	73	30,974
Impairment of goodwill (Note 4)	–	–	–	1,117	–	1,117
Segment operating income	39,425	1,378	40,803	42,428	2,460	44,888
Capital expenditures	18,809	263	19,072	15,045	21	15,066

	June 30, 2018			December 31, 2017
Other intangibles	$298,383	–	$298,383	$298,383	–	$298,383
Goodwill	46,225	–	46,225	46,225	–	46,225
Total assets	1,434,632	$24,742	1,459,374	1,427,557	$23,123	1,450,680

The following table reconciles segment operating income above to consolidated income before income taxes for the periods indicated (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2018	2017	2018	2017
Total segment operating income	$41,600	$45,311	$40,803	$44,888
Adjusted for:
Interest expense, net	(2,953)	(3,163)	(5,910)	(6,168)
Other income (expense), net	2,297	376	2,246	(202)
Consolidated income before income taxes	$40,944	$42,524	$37,139	$38,518

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

The profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. The operating results for the six months ended June 30, 2018 and 2017 are not indicative of results that may be expected for future periods because of such seasonality.

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

Significant Items Discussed Elsewhere in Indicated Sections of this Report:

•	Unusually high number of our event weekends have experienced poor weather (in “Result of Operations – Impact of Poor Weather” below)
•	Multi-year, multi-platform NASCAR Broadcasting Rights Agreement through 2024 - broadcasting revenues expected to approximate $217 million in 2018 (in “Liquidity” below)
•	Our aggregate other long-term, multi-year contracted revenues are significant (in “Liquidity” below)
•	2018 Realignment of one NASCAR Monster Energy Cup Series, one Xfinity Series and one Camping World Truck Series racing event to Las Vegas Motor Speedway (in "Liquidity" below)
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

General Factors and Current Operating Trends – Our year-to-date 2018 race season results reflect lower admission and certain event related revenues, although higher sponsorship and ancillary broadcasting revenues, on a comparable year-over-year event basis. As further discussed in “Results of Operations” and “Impact of Poor Weather” below, our admissions and certain event related revenues and operating expenses reflect the negative impact of poor weather surrounding NASCAR and other racing events at AMS, BMS, CMS, LVMS, SR and TMS (6 of our 8 speedways) in 2018. Several of our events also experienced poor weather last year. Consumer demand for successive events in future periods can be negatively impacted by the success or experience of past events.

Beginning in September 2018, we are holding a second annual Monster Energy NASCAR Cup race weekend at LVMS. As expected, revenues from NASCAR events held at LVMS in our first quarter 2018 were lower on a comparable year-over-year basis. While net increases in current full year and long-term future profitability are expected from realignment of these racing events in the third quarter 2018 (as further described in “Liquidity” below), the Company believes the initial strong appeal of these new major races in the LVMS market reduced the demand for their first quarter 2018 NASCAR events.

As further discussed below, many entertainment companies, including most sporting venues, are facing challenging admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes many of our revenue categories continue to be negatively impacted by changing demographics and evolving media content consumption, as well as the lingering effects of lower consumer and corporate spending, and underemployment in certain demographic groups. Those and other factors such as high local lodging prices and minimum stay requirements, increasing highway congestion, and high food and health-care costs, are believed to be resulting in less travel and spending by certain fans and customers. At this time, we are unable to determine if those trends will reverse in 2018 or beyond.

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

Although improving, some uncertainty remains as to the strength and duration of the US economic recovery. The President and his administration could further change governmental policies, regulatory environments, spending sentiment, the impact of new tariffs, and many other factors and conditions, some of which could positively or adversely impact our operations. Possible changes in governmental state and local taxing, regulatory, spending and other policies could significantly impact consumer and corporate spending, economic recovery and our future results.

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

RESULTS OF OPERATIONS

Management believes the comparative financial information below, along with the “Near-term Operating Factors” described above, help in understanding and comparing our results of operations. These results reflect the negative impact of poor weather surrounding NASCAR and other racing events at AMS, BMS, CMS, LVMS, SR and TMS (6 of our 8 speedways) in 2018 as further described below. Several of our events also experienced poor weather last year.

As further described in “Liquidity” below, beginning in September 2018, we are holding a second annual NASCAR Monster Energy Cup race weekend at LVMS (the 2018 LVMS Race Date Realignment). As expected, revenues from NASCAR events held at LVMS in our first quarter 2018 were lower on a comparable year-over-year basis. While net increases in current full year and long-term future profitability are expected from realignment of these additional annual racing events, the Company believes the initial strong appeal of these new major races in the LVMS market reduced the demand for their first quarter NASCAR events.

Impact of Poor Weather – As indicated above, an unusually high number of our major racing events, including certain smaller events contended with significant poor weather in 2018. Management believes poor weather negatively impacted our operating results, including admissions and certain event related revenues and operating expenses. The impact of poor weather on the profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in seating capacity and demand, media markets and popularity, among other factors.

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

The more significant races affected by poor weather and other racing schedule changes in the three and six months ended June 30, 2018 as compared to 2017 include:

•	Poor weather surrounded Monster Energy NASCAR Cup race weekends at AMS and LVMS in the first quarter 2018, and at BMS, CMS, SR and TMS in the second quarter 2018
•	Poor weather also surrounded certain smaller non-NASCAR events at CMS and TMS in the second quarter 2018
•	LVMS held one NASCAR Camping World Truck Series race in the first quarter 2018 that was not held last year

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

	Three Months Ended June 30:		Six Months Ended June 30:
	2018	2017	2018	2017
Net income using GAAP	$31,883	$27,306	$29,169	$25,371
Non-recurring benefit of state income tax law change (Note 2)	(1,110)	–	(1,110)	–
Impairment of goodwill, pre-tax (Note 4)	–	1,117	–	1,117
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 2)	–	–	–	4,597
Aggregate income tax effect of non-GAAP adjustments	–	(419)	–	(2,119)
Non-GAAP net income	$30,773	$28,004	$28,059	$28,966

Diluted earnings per share using GAAP	$0.78	$0.67	$0.71	$0.62
Non-recurring benefit of state income tax law change	(0.03)	–	(0.03)	–
Impairment of goodwill, pre-tax	–	0.03	–	0.03
Accelerated depreciation on retired assets and costs of removal, pre-tax	–	–	–	0.11
Aggregate income tax effect of non-GAAP adjustments	–	(0.01)	–	(0.05)
Non-GAAP diluted earnings per share	$0.75	$0.68	$0.68	$0.71

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Total Revenues for the three months ended June 30, 2018 decreased by $4.2 million, or 2.4%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2018 decreased by $3.7 million, or 12.8%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions revenue at NASCAR racing events on a comparable year-over-year basis, generally poor weather surrounding NASCAR racing events at BMS, CMS, SR and TMS in the current period, and continued economic challenges. The decrease also reflects TMS honoring IndyCar race tickets in 2017 pertaining to its postponed and rescheduled race from 2016 due to poor weather. The overall decrease was partially offset by higher admissions revenue at LVMS’s major NHRA racing event on a comparable year-over-year basis, reflecting the new distinctive “four lane” racing configuration at “The Strip at Las Vegas Motor Speedway”.

Event Related Revenue for the three months ended June 30, 2018 decreased by $2.5 million, or 5.0%, from such revenue for the same period last year. This decrease is due primarily to lower overall track rentals, and certain lower event related revenues associated with reduced attendance at NASCAR racing events, partially offset by higher sponsorship and ancillary broadcasting revenues, on a comparable year-over-year basis.

NASCAR Broadcasting Revenue for the three months ended June 30, 2018 increased by $3.0 million, or 3.6%, over such revenue for the same period last year. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the three months ended June 30, 2018 decreased by $905,000, or 11.9%, from such revenue for the same period last year. This decrease is due primarily to lower Legend Cars and Oil-Chem revenues, partially offset by higher non-event souvenir merchandise sales, in the current period as compared to last year.

Direct Expense of Events for the three months ended June 30, 2018 decreased by $218,000, or 0.7%, from such expense for the same period last year. This decrease reflects lower advertising and other operating costs associated with lower attendance and certain event related revenues for NASCAR racing events on a comparable year-over-year basis. The overall decrease was partially offset by additional operating costs associated with conducting delayed or postponed racing events due to poor weather on a comparable year-over-year basis.

NASCAR Event Management Fees for the three months ended June 30, 2018 increased by $1.4 million, or 3.0%, over such expense for the same period last year. This increase reflects higher annual contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the three months ended June 30, 2018 decreased by $465,000, or 9.2%, from such expense for the same period last year. This decrease is due primarily to decreased operating costs associated with lower Legend Cars and Oil-Chem revenues in the current period as compared to last year.

General and Administrative Expense for the three months ended June 30, 2018 increased by $311,000, or 1.2%, over such expense for the same period last year. This increase is due to a combination of individually insignificant items.

Depreciation and Amortization Expense for the three months ended June 30, 2018 decreased by $331,000, or 2.5%, from such expense for the same period last year. This decrease is due primarily to lower depreciation on certain assets now fully depreciated, partially offset by depreciation on capital expenditures placed into service.

Interest Expense, Net for the three months ended June 30, 2018 was $3.0 million compared to $3.2 million for the same period last year. The year-over-year amounts reflect lower total outstanding debt, partially offset by higher interest rates on Credit Facility borrowings, in the current period as compared to last year.

Impairment of Goodwill for the three months ended June 30, 2017 represents a non-cash impairment charge of $1.1 million, before income tax benefits of $419,000, to eliminate goodwill associated with certain souvenir merchandising activities as further described in Note 4 to the Consolidated Financial Statements.

Other Income, Net for the three months ended June 30, 2018 was $2.3 million compared to $376,000 for the same period last year. This change is due primarily to higher gains on disposals of certain property in the current period as compared to last year, and a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the three months ended June 30, 2018 and 2017 was 22.1% and 35.8%. The 2018 tax rate reflects the lower US corporate federal tax rate under the Tax Cuts and Jobs Act, and a non-recurring tax benefit of $1.1 million resulting from certain state income tax law changes. The 2017 tax rate reflects adjustments to reduce net deferred income tax liabilities for anticipated lower state income tax rates associated with race date realignments and other lower effective state income tax rates.

Net Income for the three months ended June 30, 2018 was $31.9 million compared to $27.3 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Total Revenues for the six months ended June 30, 2018 decreased by $6.2 million, or 2.5%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2018 decreased by $7.6 million, or 17.4%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions revenue at NASCAR racing events on a comparable year-over-year basis, particularly reflecting the expected impact of the 2018 LVMS Race Date Realignments, generally poor weather surrounding NASCAR racing events at AMS, BMS, CMS, LVMS, SR and TMS in the current period, and continued economic challenges. The decrease also reflects TMS honoring IndyCar race tickets in 2017 pertaining to its postponed and rescheduled race from 2016 due to poor weather. The overall decrease was partially offset by higher admissions revenue at LVMS’s major NHRA racing event on a comparable year-over-year basis, and its NASCAR Camping World Truck Series race held in the first quarter 2018 that was not held last year.

Event Related Revenue for the six months ended June 30, 2018 decreased by $2.1 million, or 3.0%, from such revenue for the same period last year. This decrease is due primarily to lower overall track rentals, and certain lower event related revenues associated with reduced attendance at NASCAR racing events, on a comparable year-over-year basis. The overall decrease was partially offset by higher sponsorship and ancillary broadcasting revenues on a comparable year-over-year basis and, to a lesser degree, reflects the NASCAR Camping World Truck Series race held at LVMS in the first quarter 2018 that was not held last year.

NASCAR Broadcasting Revenue for the six months ended June 30, 2018 increased by $4.8 million, or 4.0%, over such revenue for the same period last year. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis, and the NASCAR Camping World Truck Series race held at LVMS in the current period that was not held last year.

Other Operating Revenue for the six months ended June 30, 2018 decreased by $1.3 million, or 8.7%, from such revenue for the same period last year. This decrease is due primarily to lower Legend Cars and Oil-Chem revenues, partially offset by higher non-event souvenir merchandise sales, in the current period as compared to last year.

Direct Expense of Events for the six months ended June 30, 2018 decreased by $421,000, or 0.9%, from such expense for the same period last year. This decrease reflects lower advertising and other operating costs associated with lower attendance and certain event related revenues for NASCAR racing events on a comparable year-over-year basis. The overall decrease was partially offset by additional operating costs associated with conducting delayed or postponed racing events due to poor weather on a comparable year-over-year basis.

NASCAR Event Management Fees for the six months ended June 30, 2018 increased by $2.7 million, or 4.3%, over such expense for the same period last year. This increase reflects higher contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis, and the NASCAR Camping World Truck Series race held at LVMS in the current period that was not held last year.

Other Direct Operating Expense for the six months ended June 30, 2018 decreased by $733,000, or 7.2%, from such expense for the same period last year. This decrease is due primarily to decreased operating costs associated with lower Legend Cars and Oil-Chem revenues in the current period as compared to last year, and to a combination of individually insignificant items.

General and Administrative Expense for the six months ended June 30, 2018 increased by $2.1 million, or 4.3%, over such expense for the same period last year. This increase is due primarily to lower property taxes in the same period last year and, to a lesser extent, wage cost inflation, higher utility costs associated with poor weather in the current period, and a combination of individually insignificant items.

Depreciation and Amortization Expense for the six months ended June 30, 2018 decreased by $4.7 million, or 15.3%, from such expense for the same period last year. This decrease is due primarily to recording accelerated depreciation on retired assets in the same period last year as further described in Note 2 to the Consolidated Financial Statements. The decrease also reflects, to a much lesser extent, lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for the six months ended June 30, 2018 was $5.9 million compared to $6.2 million for the same period last year. This change reflects lower total outstanding debt and higher capitalized interest costs in the current period as compared to last year, partially offset by higher interest rates on Credit Facility borrowings in the current period, and interest income associated with property tax settlements last year.

Impairment of Goodwill for the six months ended June 30, 2017 represents a non-cash impairment charge of $1.1 million, before income tax benefits of $419,000, to eliminate goodwill associated with certain souvenir merchandising activities as further described in Note 4 to the Consolidated Financial Statements.

Other Income, Net for the six months ended June 30, 2018 was $2.2 million compared to other expense, net of $202,000 for the same period last year. This change is due primarily to higher gains on disposals of certain property in the current period as compared to last year. The change also reflects removal costs associated with retired assets in the same period last year as further described in Note 2 to the Consolidated Financial Statements, and a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the six months ended June 30, 2018 and 2017 was 21.5% and 34.1%. The 2018 tax rate reflects the lower US corporate federal tax rate under the Tax Cuts and Jobs Act, and a non-recurring tax benefit of $1.1 million resulting from certain state income tax law changes. The 2017 tax rate reflects reduced deferred income tax liabilities of $1.8 million for anticipated lower state income tax rates associated with race date realignments and other lower effective state income tax rates, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards of $515,000.

Net Income for the six months ended June 30, 2018 was $29.2 million compared to $25.4 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the six months ended June 30, 2018 and 2017 resulted primarily from:

(1)	net cash provided by operations amounting to $62.5 million in 2018 ($62.2 million in 2017)
(2)	repayments of long-term debt amounting to $23.2 million in 2018 ($26.2 million in 2017)
(3)	payment of quarterly cash dividends amounting to $12.4 million in both 2018 and 2017
(4)	repurchases of common stock amounting to $2.8 million in 2018 ($3.0 million in 2017)
(5)	cash outlays for capital expenditures amounting to $19.1 million in 2018 ($15.1 million in 2017)

We had the following contractual obligations as of June 30, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$46,559	$46,559	–	–	–
Long-term debt, bank credit facility and senior notes(2)	207,887	7,167	$349	$200,371	–
Other liabilities	6,680	–	–	6,680	–
Interest on fixed rate debt obligations(3)	47,049	10,274	20,534	16,241	–
Deferred income taxes(4)	201,300	–	–	–	$201,300
Interest on floating rate credit facility debt(3)	125	125	–	–	–
NASCAR event management fees(5)	315,970	125,163	190,807	–	–
Contracted capital expenditures(1)	3,316	3,316	–	–	–
Declared dividends on common stock(6)	6,100	6,100	–	–	–
Operating leases	3,263	1,057	1,679	227	300
Total Contractual Cash Obligations	$838,249	$199,761	$213,369	$223,519	$201,600

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit(2)	$698	$698	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was $500,000 in the six months ended June 30, 2018 and $19.0 million in the full year 2017); and (b) capital expenditures that may be made although not under contract (cash paid for total capital expenditures in the six months ended June 30, 2018 was approximately $19.1 million).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of June 30, 2018, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.3 million, including up to an additional $49.3 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $7.0 million at June 30, 2018 and a weighted average interest rate of 3.0% in the six months ended June 30, 2018.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after June 30, 2018. In July 2018, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in September 2018. Quarterly cash dividends paid in 2017 totaled approximately $24.7 million.

LIQUIDITY

As of June 30, 2018, our cash and cash equivalents totaled $88.5 million, outstanding borrowings under the Credit Facility totaled $7.0 million (all Term Loan), outstanding letters of credit amounted to $698,000, and we had availability for borrowing up to an additional $99.3 million, including $49.3 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any.

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

Income Taxes – At June 30, 2018, we had net deferred tax liabilities of approximately $201.3 million and liabilities for uncertain tax benefits of $11.7 million as further described in Note 8 to the Consolidated Financial Statements in our 2017 Annual Report. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, our net deferred tax liabilities remain material after significant reduction under the Tax Act. The likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. Such reversal resulted in higher cash paid for income taxes in 2017 as compared to recent years ($19.0 million in 2017 compared to $867,000 in 2016). While we anticipate our future cash outlays for income taxes under the Tax Act will be relatively lower than under previous tax law, such 2018 and future payments are expected to remain substantial. See our "Risk Factors" in our 2017 Annual Report for additional information on our income taxes.

General Debt Overview – We have reduced total long-term debt by approximately $255 million in 2014 through June 30, 2018 and reduced interest costs through principal repayment and various financing transactions. Interest costs under our Credit Facility have been, and will likely continue to be, lower subject to future increases in market interest rates. The structured repayment of Term Loan borrowings over five years and lower interest costs under the 2023 Senior Notes continue to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. See our "Risk Factors" in our 2017 Annual Report for other factors related to our debt and general economic conditions.

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

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. The terms and conditions of our debt agreements, including dividend, redemption, right of payment, cross-default acceleration and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements in our 2017 Annual Report. We were in compliance with all debt covenants as of June 30, 2018.

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

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 6.0 million shares (increased from 5.0 million shares with Board of Director approval on February 12, 2018) of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2018, we repurchased 122,000 shares of common stock for approximately $2.3 million. As of June 30, 2018, we could repurchase up to an additional 1,069,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. Our capital expenditures amounted to $19.1 million in the six months ended June 30, 2018, and $25.7 million in 2017 as further described in our 2017 Annual Report. At this time, aggregate payments for capital expenditures in 2018 are estimated to approximate $25.0 to $35.0 million. As of June 30, 2018, we had contractual obligations for capital expenditures of approximately $3.3 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

At June 30, 2018, we had various construction projects underway. In 2018 (similar to 2017), we continue to modernize various speedway seating and other areas into unique fan-zone entertainment and premium hospitality areas. These include a new high-end clubhouse at LVMS, and areas similar to high end sports bars and close to our restart zones at certain speedways. We are finalizing enhancement of CMS’s new ROVAL™ road course, and finalized expansion of “The Strip at Las Vegas Motor Speedway” into a distinctive, lighted “four lane” racing configuration. We also continue to install “SAFER” crash walls or similar barriers at certain speedways to help improve the safety of race drivers and others using our facilities, invest in social media and web application technology to attract and enhance the entertainment experience of our race fans, and upgrade media centers and restroom facilities at certain speedways.

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

To date in 2018, our Board of Directors has approved the following quarterly cash dividends on common stock. These 2018 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

Declaration date	February 12, 2018	April 23, 2018	July 25, 2018
Record date	March 1, 2018	May 15, 2018	August 15, 2018
Paid or payable to shareholders	March 15, 2018	June 5, 2018	September 5, 2018
Aggregate quarterly cash dividend	$6,224	$6,142	$ Approximately $6,150
Dividend per common share	$0.15	$0.15	$0.15

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of June 30, 2018, we had aggregate outstanding letters of credit of $698,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of June 30, 2018, there were $7.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at June 30, 2018 would cause an approximate change in annual interest expense of $70,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. There were no interest rate or other swaps at June 30, 2018 or December 31, 2017. As of June 30, 2018, we had availability for borrowing up to an additional $99.3 million, including $49.3 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of June 30, 2018 and December 31, 2017 (in thousands):

	Carrying Value		Fair Value
	2018	2017	2018	2017	Maturity Dates
Floating rate revolving Credit Facility, all Term Loan(1)	$7,000	$30,000	$7,000	$30,000	December 2019
5.125% Senior Notes	200,000	200,000	197,000	205,000	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings in the six months ended June 30, 2018 and 2017 was 3.0% and 2.2%.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $698,000, and no instruments or securities with equity price risk, as of both June 30, 2018 and December 31, 2017.

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective as of June 30, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, or that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the six months ended June 30, 2018.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009, February 2014, and February 2018, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 6,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of June 30, 2018, we could repurchase up to an additional 1,069,000 shares under the current authorization.

During the six months ended June 30, 2018, we repurchased 122,000 shares of common stock on the open market for approximately $2.3 million, and 28,000 shares of our common stock were delivered to us at an average price per share of $19.42 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of June 30, 2018
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	21,000	$19.46	21,000	170,000
February 2018	19,000	20.12	19,000	1,151,000
March 2018	47,000	19.18	19,000	1,132,000
First Quarter 2018	87,000	$19.45	59,000	1,132,000
April 2018	20,000	17.84	20,000	1,112,000
May 2018	22,000	17.50	22,000	1,090,000
June 2018	21,000	17.46	21,000	1,069,000
Second Quarter 2018	63,000	17.59	63,000	1,069,000
Total 2018	150,000	$18.67	122,000	1,069,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: August 1, 2018	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer) and President

Date: August 1, 2018	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)