Form 10-Q
period 2018-09-30
SPEEDWAY MOTORSPORTS INC
filed 2018-11-07
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

__________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of November 5, 2018, there were 40,832,440 shares of the registrant’s common stock outstanding.

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

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017

Assets
Current Assets:
Cash and cash equivalents	$80,501	$81,924
Accounts receivable, net	43,852	28,459
Prepaid and refundable income taxes	7	2,135
Inventories, net	8,689	7,283
Prepaid expenses	2,727	3,533
Total Current Assets	135,776	123,334
Notes Receivable	661	799
Other Assets	23,982	23,724
Property and Equipment, Net (Note 2)	947,866	958,215
Other Intangible Assets, Net	298,383	298,383
Goodwill	46,225	46,225
Total	$1,452,893	$1,450,680

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$3,167	$7,662
Accounts payable	23,315	12,017
Deferred race event and other income, net	24,228	40,779
Accrued income taxes	1,731	383
Accrued interest	1,727	4,307
Accrued expenses and other current liabilities	24,533	23,585
Total Current Liabilities	78,701	88,733
Long-term Debt	197,697	219,452
Deferred Income (Note 2)	2,501	3,054
Deferred Income Taxes, Net	202,330	201,760
Other Liabilities	19,017	18,458
Total Liabilities	500,246	531,457
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 40,856,000 in 2018 and 40,992,000 in 2017	462	461
Additional Paid-in Capital	265,477	262,885
Retained Earnings	802,602	767,859
Treasury Stock at cost, shares – 5,350,000 in 2018 and 5,137,000 in 2017	(115,894)	(111,982)
Total Stockholders’ Equity	952,647	919,223
Total	$1,452,893	$1,450,680

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30:
	2018	2017
Revenues:
Admissions	$30,536	$27,641
Event related revenue	45,099	34,452
NASCAR broadcasting revenue	78,374	61,962
Other operating revenue	6,076	6,668
Total Revenues	160,085	130,723

Expenses and Other:
Direct expense of events	35,597	32,732
NASCAR event management fees	45,731	36,453
Other direct operating expense	4,235	4,363
General and administrative	26,277	25,793
Depreciation and amortization	13,252	13,834
Interest expense, net	2,771	3,054
Other expense (income), net	60	(157)
Total Expenses and Other	127,923	116,072

Income Before Income Taxes	32,162	14,651
Provision for Income Taxes	(8,089)	(5,440)
Net Income	$24,073	$9,211

Basic Earnings Per Share	$0.59	$0.22
Weighted Average Shares Outstanding	40,882	41,004

Diluted Earnings Per Share	$0.59	$0.22
Weighted Average Shares Outstanding	40,895	41,022

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30:
	2018	2017
Revenues:
Admissions	$66,811	$71,532
Event related revenue	112,082	103,491
NASCAR broadcasting revenue	201,246	180,065
Other operating revenue	20,158	22,090
Total Revenues	400,297	377,178

Expenses and Other:
Direct expense of events	80,864	78,420
NASCAR event management fees	112,559	100,540
Other direct operating expense	13,673	14,534
General and administrative	77,925	75,323
Depreciation and amortization (Note 2)	39,480	44,808
Interest expense, net	8,681	9,222
Impairment of goodwill (Note 4)	–	1,117
Other (income) expense, net	(2,186)	45
Total Expenses and Other	330,996	324,009

Income Before Income Taxes	69,301	53,169
Provision for Income Taxes	(16,059)	(18,587)
Net Income	$53,242	$34,582

Basic Earnings Per Share	$1.30	$0.84
Weighted Average Shares Outstanding	40,936	41,046

Diluted Earnings Per Share	$1.30	$0.84
Weighted Average Shares Outstanding	40,951	41,062

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2018	40,992	$461	$262,885	$767,859	$(111,982)	$919,223
Net income	—	—	—	53,242	—	53,242
Share-based compensation	77	1	2,592	—	—	2,593
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(18,499)	—	(18,499)
Repurchases of common stock	(213)	—	—	—	(3,912)	(3,912)
Balance, September 30, 2018	40,856	$462	$265,477	$802,602	$(115,894)	$952,647

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2017	41,098	$459	$258,880	$644,308	$(105,864)	$797,783
Net income	—	—	—	34,582	—	34,582
Share-based compensation	76	1	2,532	—	—	2,533
Exercise of stock options	31	—	482	—	—	482
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(18,551)	—	(18,551)
Repurchases of common stock	(220)	—	—	—	(4,348)	(4,348)
Balance, September 30, 2017	40,985	$460	$261,894	$660,339	$(110,212)	$812,481

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended September 30:
	2018	2017
Cash Flows from Operating Activities:
Net income	$53,242	$34,582
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	-	1,117
Deferred loan cost amortization	1,132	1,155
Gain on disposals of property and equipment and other assets	(2,260)	(308)
Depreciation and amortization	39,480	44,808
Amortization of deferred income	(615)	(700)
Deferred income tax provision	989	(6,265)
Share-based compensation	2,593	2,533
Changes in operating assets and liabilities:
Accounts receivable	(15,387)	(4,902)
Prepaid, refundable and accrued income taxes	3,476	11,572
Inventories	(1,406)	683
Prepaid expenses	806	1,162
Accounts payable	7,395	3,762
Deferred race event and other income	(16,567)	(10,606)
Accrued interest	(2,580)	(2,577)
Accrued expenses and other liabilities	1,641	2,510
Deferred income	78	189
Other assets and liabilities	(420)	(155)
Net Cash Provided By Operating Activities	71,597	78,560

Cash Flows from Financing Activities:
Principal payments on long-term debt	(27,162)	(31,157)
Exercise of common stock options	-	482
Dividend payments on common stock	(18,499)	(18,551)
Repurchases of common stock	(3,912)	(4,348)
Net Cash Used By Financing Activities	(49,573)	(53,574)

Cash Flows from Investing Activities:
Payments for capital expenditures	$(25,025)	$(21,960)
Proceeds from sales, net of payments for disposals, of property and equipment and other assets	1,422	3,027
Repayment of note receivable	132	405
Net Cash Used By Investing Activities	(23,471)	(18,528)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,447)	6,458
Cash and Cash Equivalents at Beginning of Period	82,200	79,568
Cash and Cash Equivalents at End of Period	$80,753	$86,026

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$11,615	$12,220
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	4,153	(526)

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

Racing Events – In 2018, we are holding 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also are holding eight NASCAR Camping World Truck Series, five NASCAR K&N Pro Series, three NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association (NHRA), one Automobile Racing Club of America (ARCA) and three World of Outlaws (WOO) racing events. In 2017, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

2018 Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series Race Date Realignments to Las Vegas Motor Speedway – We realigned one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in September 2018. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market.

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

NASCAR Broadcasting Revenues and NASCAR Event Management (formerly purse and sanction) Fees – Under event management agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their event management fees. We recognize 90% of gross broadcasting revenues as revenue, and 25% of gross revenues for purses awarded to race participants for each race. The remainder represents additional annually negotiated event management fees paid to NASCAR by the Company for each race. We historically presented the 10% portion of broadcast rights fees retained by NASCAR as both broadcasting revenues and related event management fees. We have determined that such amounts should be presented net, and have revised the presentation of our previously issued financial statements. We concluded the effect on our previously reported interim financial statements was not material. In addition, management believes the revised presentation provides consistency with that used by other companies that promote NASCAR racing events. We revised NASCAR broadcasting revenue and NASCAR event management fees by $6,885,000 and $20,008,000 in the three and nine months ended September 30, 2017 (comparable amounts were $8,709,000 and $22,361,000 for the three and nine months ended September 30, 2018). The revision had no impact on our net income or loss, earnings or loss per share, balance sheet or cash flows.

Quarterly Reporting – We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at our speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of our motorsports business. The more significant races affected by poor weather and other racing schedule changes for the three and nine months ended September 30, 2018 as compared to 2017 include:

•	Poor weather or excessive heat surrounded Monster Energy NASCAR Cup race weekends at AMS and LVMS in the first quarter 2018, at BMS, CMS, SR and TMS in the second quarter 2018, and at BMS, LVMS and NHMS in the third quarter 2018
•

One NASCAR Monster Energy Cup and one annual Camping World Truck Series racing event from NHMS, and one Xfinity Series racing event from KyS, were realigned to LVMS in the third quarter 2018 (all were held in the third quarter 2017)

•	CMS held one NASCAR Monster Energy and one Xfinity Series race in the third quarter 2018 that were held in the fourth quarter 2017
•	CMS held one major NHRA racing event in the third quarter 2017 that is being held in the fourth quarter 2018
•	Poor weather also surrounded certain smaller non-NASCAR events at CMS and TMS in the second quarter 2018
•	LVMS held one NASCAR Camping World Truck Series race in the first quarter 2018 that was held in the third quarter 2017

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

Our effective income tax rate for the three months ended September 30, 2018 and 2017 was 25.2% and 37.1%, and for the nine months ended September 30, 2018 and 2017 was 23.2% and 35.0%, respectively. The 2018 tax rates reflect the lower US corporate federal tax rate under the Tax Cuts and Jobs Act further described below, and a second quarter 2018 non-recurring tax benefit of $1,110,000 resulting from certain state income tax law changes. Our tax rates for the nine months ended September 30, 2017 reflect reduced net deferred income tax liabilities of $1,791,000 for anticipated lower state income tax rates associated with race date realignments, and other lower effective state income tax rates. The tax rate for the nine months ended September 30, 2017 was partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards of $515,000. We paid cash of $11,625,000 and $12,855,000 for income taxes in the nine months ended September 30, 2018 and 2017.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $11,711,000 at both September 30, 2018 and December 31, 2017, all of which relates to our previously discontinued operation. Of those amounts, $11,534,000 is included in noncurrent other liabilities, all of which would favorably impact our effective tax rate if recognized, and $177,000 is included in deferred tax liabilities at both September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, management believes $823,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with unrecognized tax benefits were insignificant for the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, we had $660,000 and $241,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2015 through 2017 by the Internal Revenue Service, and 2013 through 2017 by other state taxing jurisdictions to which we are subject.

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

As of December 31, 2017, we recognized provisional tax expense related to non-deductible executive compensation as we anticipated that performance-based compensation would no longer be tax deductible. During the three and nine months ended September 30, 2018, we recognized $56,000 of tax benefit related to changes made to the provisional amounts, primarily related to the revaluation of deferred tax assets and liabilities. We expect to continue to refine the calculations as additional analysis is completed and as the Internal Revenue Service issues additional guidance. We plan to finalize the accounting for those provisional amounts in the fourth quarter 2018 upon filing our corporate income tax returns. Final amounts may differ from provisional amounts after further analysis, changes in interpretation and assumptions, or additional regulatory guidance that may be issued, among other things.

Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. At September 30, 2018 and December 31, 2017, liabilities for unrecognized tax benefits totaled $11.7 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $4,449,000 and $3,831,000 for the three months ended September 30, 2018 and 2017, and $10,879,000 and $10,854,000 for the nine months ended September 30, 2018 and 2017. There were no deferred direct-response advertising costs at September 30, 2018 or December 31, 2017.

TMS Mineral Rights Lease Receipts – We recognized royalty revenue of $334,000 and $508,000 in the three months ended September 30, 2018 and 2017, and $1,077,000 and $1,486,000 in the nine months ended September 30, 2018 and 2017 under a natural gas mineral rights lease agreement and a joint exploration agreement entitling TMS to stipulated stand-alone and shared royalties. Such revenues can vary due to associated volatility in natural gas price levels and common diminishing well production, as well as other factors outside of TMS’s control. At this time, while extraction activities continue, no new wells are being explored, and management is unable to determine ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline, remain steady or adequate. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. At this time, management believes 2018 revenues will not differ significantly from 2017, and that our infrastructure spending will continue to exceed anticipated future royalties similar to 2017. As of September 30, 2018 and December 31, 2017, there was no deferred income associated with these agreements.

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

The following table presents estimated fair values and categorization levels of our financial instruments as of September 30, 2018 and December 31, 2017 (in thousands):

			2018		2017
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$80,501	$80,501	$81,924	$81,924
Note receivable	2	NR	661	661	799	799
Cash surrender values	2	NR	10,369	10,369	9,822	9,822

Liabilities (principal)
Floating rate revolving Credit Facility, including Term Loan	2	NR	3,000	3,000	30,000	30,000
5.125% Senior Notes due 2023	2	NR	200,000	198,000	200,000	205,000
Other long-term debt	2	NR	887	887	1,049	1,049

Level 1 :	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

The FASB issued ASU No. 2016-02 “Leases (Subtopic 842)” which replaces all current US GAAP guidance on this topic, and requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” which clarifies certain transitional and application guidance. Lessees will need to recognize on their balance sheets right-of-use assets and lease liabilities for the majority of their leases (other than leases meeting the definition of a short-term lease). Right-of-use assets will be measured at lease liability amounts, adjusted for lease prepayments, lease incentives received and lessee’s initial direct costs. Lease liabilities will equal the present value of lease payments. Assets will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases may typically result in straight-line expense, while finance leases similar to front-loaded expense pattern. Classification will be based on criteria largely similar to those applied in current lease accounting. The FASB also issued ASU No. 2018-11 “Leases (Topic 842), Targeted Improvements” which provides entities with an optional cumulative-effect adjustment transition method for adopting the new leases standard, and a practical expedient related to accounting for separate leasing and non-leasing components of a contract. Entities also have the option of applying the guidance using the modified retrospective approach for all leases existing as of the effective date, which requires application at the beginning of the earliest comparative period presented. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the adoption alternatives and potential impact that adoption may have on our financial statements, including ongoing analysis of transactional data, underlying contracts and associated accounting policies, and continue to gather information for required presentation and disclosures. Also, we are implementing processes, internal controls and technology solutions to help enable timely and accurate reporting.

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

	Three Months Ended September 30:		Nine Months Ended September 30:
	2018	2017	2018	2017
Admissions	$30,536	$27,641	$66,811	$71,532
NASCAR broadcasting	78,374	61,962	201,246	180,065
Sponsorships and other event related	42,092	31,965	105,038	96,786
Souvenir and other merchandise	5,368	4,958	14,671	14,673
Other	3,715	4,197	12,531	14,122
Total Revenue	$160,085	$130,723	$400,297	$377,178

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

If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable, (ii) all deferred direct event expenses would be immediately recognized except for race event management fees which would be refundable from NASCAR or other sanctioning bodies, and (iii) sales and admission taxes would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with our racing events and helps ensure comparability and consistency between our financial statements. Advance revenues, and associated direct expenses, if any, for track rentals, driving schools and similar activities are deferred and recognized when the activities take place.

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

Accounting Recognition for Noncurrent Net Deferred Income – We recognize revenue associated with Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual season ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season ticket packages as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket and are transferable once each year subject to certain terms and conditions. Licensees are not entitled to refunds for postponement or cancellation of events due to weather or certain other conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of those facilities or recognized upon license agreement termination.

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

We have contracted future revenues representing unsatisfied performance obligations, and the estimated revenue expected to be recognized in the future related to these performance obligations. These contracts contain initial terms typically ranging from one to five years, with some for ten-year periods, excluding renewal options. We have elected to use the following practical expedients under ASC 606 for disclosures related to unsatisfied performance obligations: (i) associated future costs to obtain or fulfill unrecorded performance obligations were not estimated, (ii) unsatisfied performance obligations expected to be satisfied within the next twelve months were excluded, and (iii) time bands, reflecting management’s best estimate of when we will transfer control to customers, are based on calendar years to comport with our seasonal business. We also excluded unsatisfied performance obligations for future NASCAR broadcasting revenue terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2019 and beyond of approximately $150,150,000 at September 30, 2018.

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

Changes in contract assets and liabilities during the nine months ended September 30, 2018 result principally from recognition upon holding associated motorsport and non-motorsports events during the period. At September 30, 2018 and December 31, 2017, contract assets aggregated $5,686,000 and $7,511,000, and contract liabilities aggregated $32,415,000 and $51,344,000. For the nine months ended September 30, 2018, we recognized revenue associated with contract liabilities amounting to $42,413,000. Our contract liabilities consist of current and noncurrent deferred revenue of $29,914,000 and $2,501,000 at September 30, 2018, and we anticipate recognizing current amounts in the upcoming twelve-month period and noncurrent amounts thereafter.

Taxes Collected from Customers – We have elected to report sales, admission and other taxes collected from customers based on our applicable jurisdiction tax reporting requirements. As such, taxes are reported on both a gross and net basis in our operations, and those reported on a gross basis amounted to $1,579,000 and $1,386,000 in the three months ended September 30, 2018 and 2017, and $3,967,000 and $4,115,000 in the nine months ended September 30, 2018 and 2017.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	September 30,	December 31,
	2018	2017
Finished race cars, parts and accessories	$6,174	$4,507
Souvenirs and apparel	1,982	2,014
Micro-lubricant ® and other	533	762
Total	$8,689	$7,283

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

Management's assessment found the estimated fair value of each reporting unit and each indefinite-lived race date intangible asset substantially exceeded its associated carrying value except for three race date agreements. We recorded sizable impairment charges in 2015 and earlier years to reduce the carrying values for two of those race date agreements to estimated fair values. As such, their adjusted carrying values approximated estimated fair values as of evaluation dates, and which are reflected in our current evaluation. As of September 30, 2018 and December 31, 2017, the aggregate carrying value for those non-amortizable race date event sanctioning and renewal agreements was approximately $298.4 million. The estimated excess of fair value of these identified intangible assets is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. The evaluation reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for those three race date intangible assets.

There have been no triggering events that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of September 30, 2018. Our future profitability or success associated with any current or future NASCAR race realignments could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

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

Other Information – There were no changes in the gross carrying value of other intangible assets or goodwill during the nine months ended September 30, 2018. Those carrying amounts include accumulated impairments of $100.0 million for other intangible assets and $149.7 million for goodwill at both September 30, 2018 and December 31, 2017. There is no accumulated amortization for either asset class.

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

We repaid Term Loan borrowings of $4,000,000 and $27,000,000 during the three and nine months ended September 30, 2018, and $5,000,000 and $31,000,000 during the three and nine months ended September 30, 2017, and there were no new borrowings under the Credit Facility. At September 30, 2018 and December 31, 2017, outstanding borrowings under the Credit Facility were $3,000,000 and $30,000,000 (all Term Loan borrowings), and outstanding letters of credit amounted to $662,000 and $698,000. As of September 30, 2018, we had availability for borrowing up to an additional $99,338,000, including up to an additional $49,338,000 in letters of credit, under the revolving Credit Facility, and $50,000,000 under the delayed draw term loan provision.

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

Other Notes Payable – At September 30, 2018 and December 31, 2017, long-term debt includes a 3% interest bearing debt obligation of $887,000 and $1,049,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Deferred Financing Costs – Deferred financing costs associated with our revolving Credit Facility are reported in other noncurrent assets, and those associated with our 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt. As of September 30, 2018 and December 31, 2017, long-term debt reflects deferred financing costs, net of accumulated amortization, of $3,023,000 and $3,935,000.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. We were in compliance with all applicable covenants under these debt agreements as of September 30, 2018. See Note 6 to the Consolidated Financial Statements included in our 2017 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

Subsidiary Guarantees – Amounts outstanding under our Credit Facility and 2023 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently minor). These guarantees are full and unconditional, and joint and several with the 2023 Senior Notes on a senior unsecured basis. The parent company has no significant independent assets or operations. There are no restrictions on our subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2018	2017	2018	2017
Gross interest costs	$3,021	$3,217	$9,383	$9,861
Less: capitalized interest costs	(100)	(65)	(348)	(218)
Interest expense	2,921	3,152	9,035	9,643
Interest income	(150)	(98)	(354)	(421)
Interest expense, net	$2,771	$3,054	$8,681	$9,222
Weighted-average interest rate on Credit Facility borrowings	3.3%	2.5%	3.0%	2.3%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2018	2017	2018	2017
Net income applicable to common stockholders and assumed conversions	$24,073	$9,211	$53,242	$34,582

Weighted average common shares outstanding	40,882	41,004	40,936	41,046
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	13	18	15	16
Weighted average common shares outstanding and assumed conversions	40,895	41,022	40,951	41,062

Basic earnings per share	$0.59	$0.22	$1.30	$0.84
Diluted earnings per share	$0.59	$0.22	$1.30	$0.84
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	12	9	12	10

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

During the three and nine months ended September 30, 2018, we repurchased 63,000 and 185,000 shares of common stock for $1,114,000 and $3,371,000. As of September 30, 2018, we could repurchase up to an additional 1,006,000 shares under the current authorization. During the nine months ended September 30, 2018, we repurchased approximately 28,000 shares of common stock for $540,000 from management employees to settle income taxes on 62,000 restricted shares that vested during the period. As of and through September 30, 2018, treasury stock includes 356,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – To date in 2018, our Board of Directors has approved the following quarterly cash dividends on common stock, which are being paid using available cash and cash equivalents on hand (in thousands except per share amounts):

Declaration date	February 12, 2018	April 23, 2018	July 25, 2018	October 22, 2018
Record date	March 1, 2018	May 15, 2018	August 15, 2018	November 12, 2018
Paid or payable to shareholders	March 15, 2018	June 5, 2018	September 5, 2018	December 3, 2018
Aggregate quarterly cash dividend	$6,224	$6,142	$6,133	Approximately $6,150
Dividend per common share	$0.15	$0.15	$0.15	$0.15

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, and by a member of our Board of Directors, share various expenses in the ordinary course of business under a shared services agreement. The Company incurred expenses of $301,000 and $280,000 in the three months ended September 30, 2018 and 2017, and $1,036,000 and $686,000 in the nine months ended September 30, 2018 and 2017 under the shared services agreement. No amounts were due from or payable to Sonic Financial at September 30, 2018 and December 31, 2017.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer, and by a member of our Board of Directors, under annually renewable lease agreements. Rent expense amounted to $182,000 in both the three months ended September 30, 2018 and 2017, and $544,000 in both the nine months ended September 30, 2018 and 2017. Amounts owed to these affiliated companies at September 30, 2018 or December 31, 2017 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which our Executive Chairman is a controlling stockholder, for an aggregate of $8,000 and $28,000 in the three months ended September 30, 2018 and 2017, and $189,000 and $172,000 in the nine months ended September 30, 2018 and 2017. There were no vehicles sold to SAI in the three or nine months ended September 30, 2018 and 2017. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $210,000 and $203,000 in the three months ended September 30, 2018 and 2017, and $662,000 and $679,000 in the nine months ended September 30, 2018 and 2017. At September 30, 2018 and December 31, 2017, approximately $159,000 and $70,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $432,000 and $449,000 in the three months ended September 30, 2018 and 2017, and $1,262,000 and $1,507,000 in the nine months ended September 30, 2018 and 2017. At September 30, 2018 and December 31, 2017, approximately $191,000 and $148,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of September 30, 2018 and December 31, 2017, and transactions for the three and nine months ended September 30, 2018 and 2017, are summarized below (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable	$350	$218

	Three Months Ended September 30:		Nine Months Ended September 30:
	2018	2017	2018	2017
Merchandise and vehicle purchases	$8	$28	$189	$172
Shared services expense	301	280	1,036	686
Merchandise sales	642	652	1,924	2,186
Rent expense	182	182	544	544

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

2013 Stock Incentive Plan, Amended and Restated as of April 19, 2017 – The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the nine months ended September 30, 2018 and 2017. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

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

During the nine months ended September 30, 2018 and 2017, the Company repurchased 28,000 and 31,000 shares of common stock for $540,000 and $597,000 from executive management employees to settle income taxes on 62,000 and 64,000 shares that vested in each respective period.

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

Under the 2018 Formula Plan, 250,000 shares of SMI’s common stock are reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, each standing non-employee director will receive a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date. These grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before our next annual meeting following the grant date. Non-employees appointed as a member of the Board of Directors after the annual meeting will receive a restricted stock grant effective as of the date of appointment. The number of shares granted are calculated in the same manner as previously described and fully vest on the first anniversary of the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. These terms and conditions are similar to those of the expired 2008 Formula Plan. The Company awarded 4,226 shares of restricted stock to each of the Company’s four non-employee directors in April 2018, and 4,459 shares of restricted stock to a non-employee director appointed to the Board of Directors in October 2018, under this plan.

Share-Based Payments – There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2018 or 2017 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the nine months ended September 30, 2018 or 2017. No stock options were exercised in the nine months ended September 30, 2018. A total of 30,500 stock options previously granted under the 2004 Plan were exercised in the nine months ended September 30, 2017 at an exercise price of $15.83.

Share-based compensation cost for the three months ended September 30, 2018 and 2017 totaled $881,000 and $868,000, before income taxes of $222,000 and $322,000, and for the nine months ended September 30, 2018 and 2017 totaled $2,593,000 and $2,533,000, before income taxes of $602,000 and $887,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at September 30, 2018 or December 31, 2017. As of September 30, 2018, there was approximately $2,920,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the Company's stock compensation plans that is expected to be recognized over a weighted average period of 0.8 year. As of September 30, 2018, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

Our operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at our various major speedway facilities located in the United States. Our business activities, including those of our subsidiaries, are further described in Note 1 to this Quarterly Report on Form 10-Q and in Notes 1 and 2 to the Consolidated Financial Statements in our 2017 Annual Report. All Company assets are located in the United States, and our speedway names denote their respective geographical areas. Our “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reportable segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. Our “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS natural gas mineral rights lease and related revenues, and office rentals at certain Company speedways.

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

	Three Months Ended September 30:
	2018			2017
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$156,203	$3,882	$160,085	$126,156	$4,567	$130,723
Depreciation and amortization	13,217	35	13,252	13,799	35	13,834
Segment operating income	34,496	497	34,993	16,609	939	17,548

	Nine Months Ended September 30:
	2018			2017
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$387,807	$12,490	$400,297	$362,275	$14,903	$377,178
Depreciation and amortization (Note 2)	39,374	106	39,480	44,700	108	44,808
Impairment of goodwill (Note 4)	–	–	–	1,117	–	1,117
Segment operating income	73,921	1,875	75,796	59,037	3,399	62,436
Capital expenditures	24,628	397	25,025	21,931	29	21,960

	September 30, 2018			December 31, 2017
Other intangibles	$298,383	–	$298,383	$298,383	–	$298,383
Goodwill	46,225	–	46,225	46,225	–	46,225
Total assets	1,427,661	$25,232	1,452,893	1,427,557	$23,123	1,450,680

The following table reconciles segment operating income above to consolidated income before income taxes for the periods indicated (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2018	2017	2018	2017
Total segment operating income	$34,993	$17,548	$75,796	$62,436
Adjusted for:
Interest expense, net	(2,771)	(3,054)	(8,681)	(9,222)
Other (expense) income, net	(60)	157	2,186	(45)
Consolidated income before income taxes	$32,162	$14,651	$69,301	$53,169

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

Seasonality and Quarterly Results  – In 2018, we are holding 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also are holding eight NASCAR Camping World Truck Series, five NASCAR K&N Pro Series, three NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2017, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Realignment or concentration of racing or other events in any particular future quarter, particularly NASCAR Cup racing events, may tend to minimize or concentrate operating income in respective future quarters, corresponding with the move of race dates between quarters. Racing schedule changes can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. For example, we realigned one annual Monster Energy NASCAR Cup race and one annual NASCAR Camping World Truck race from NHMS, and one annual NASCAR Xfinity race from KyS, to LVMS in September 2018. Also, we moved one annual Monster Energy NASCAR Cup race and one annual NASCAR Xfinity race at CMS to the third quarter 2018 from the fourth quarter 2017. Such changes can significantly impact our annual cash flow cycles because we sell many tickets and event related revenues in advance and certain NASCAR broadcasting revenue payments are received after events are held.

The profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. The operating results for the nine months ended September 30, 2018 and 2017 are not indicative of results that may be expected for future periods because of such seasonality.

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

Significant Items Discussed Elsewhere in Indicated Sections of this Report:

•	Unusually high number of our event weekends have experienced poor weather (in “Results of Operations – Impact of Poor Weather” below)
•	Multi-year, multi-platform NASCAR Broadcasting Rights Agreement through 2024 - broadcasting revenues expected to approximate $217 million in 2018 (in “Liquidity” below)
•	Our aggregate other long-term, multi-year contracted revenues are significant (in “Liquidity” below)
•	2018 Realignment of one NASCAR Monster Energy Cup Series, one Xfinity Series and one Camping World Truck Series racing event to Las Vegas Motor Speedway (in "Liquidity" below)
•	Charlotte Motor Speedway conducted NASCAR Monster Energy Cup and Xfinity Series racing events on its new 2.28-mile ROVAL™ infield road course in September 2018
•	Annual impairment assessment of Other Intangible Assets and Goodwill (in Note 2 to the Consolidated Financial Statements)
•	Ongoing reduced interest costs from debt reduction (in “Liquidity” below)
•	Income tax benefits from the Tax Cuts and Jobs Act tax law (in Note 2 to the Consolidated Financial Statements)
•	Repurchases of common stock, authorization increased by 1,000,000 shares in February 2018 (in “Liquidity and Capital Resources – Stock Repurchase Program” below)
•	Unrecognized compensation cost for non-vested share-based payments (in Note 9 to the Consolidated Financial Statements)

Significant Items Discussed in Indicated Sections of Our 2017 Annual Report (and not repeated in this Quarterly Report):

•	NASCAR’s ongoing changes and improvements in our sport (in “Business – Industry Overview”)
•	Significant investments in leading-edge technology – appealing to younger fans (in “Business – Operating Strategy”)
•	Modern, innovative and entertaining facilities (in “Business – Operating Strategy”)
•	Our numerous marketing and promotional efforts (in “Business – Operating Strategy”)

General Factors and Current Operating Trends – Our third quarter and year-to-date 2018 results reflect an increase in admissions and event related revenues and associated expenses related to realignment of: (i) NASCAR Monster Energy Cup and Camping World Truck Series racing events from NHMS, and an Xfinity Series racing event from KyS, to LVMS in the third quarter 2018, and (ii) NASCAR Monster Energy Cup and Xfinity Series races at CMS in the third quarter 2018 that were held in the fourth quarter 2017. However, our year-to-date 2018 race season results also reflect lower admission and certain event related revenues, although higher ancillary broadcasting revenues, on a comparable year-over-year event basis. As further discussed in “Results of Operations” and “Impact of Poor Weather” below, our admissions and certain event related revenues and operating expenses reflect the negative impact of poor weather surrounding NASCAR and other racing events at AMS, BMS, CMS, LVMS, NHMS, SR and TMS (7 of our 8 speedways) in 2018. Several of our events also experienced poor weather last year. Consumer demand for successive events in future periods can be negatively impacted by the success or experience of past events.

As further discussed below, many entertainment companies, including most sporting venues, are facing challenging admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes many of our revenue categories continue to be negatively impacted by changing demographics and evolving media content consumption, as well as the lingering effects of lower consumer and corporate spending, and underemployment in certain demographic groups. Those and other factors such as high local lodging prices and minimum stay requirements, increasing highway congestion, and high food and health-care costs, are believed to be resulting in less travel and spending by certain fans and customers. At this time, we are unable to determine if those trends will reverse in 2019 or beyond.

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

Although improving, some uncertainty exists as to the strength and duration of the US economic recovery. The President and his administration, and the outcome of upcoming political elections, could further change governmental policies, regulatory environments, and spending sentiment. Various factors can affect consumer and corporate spending, including hurricanes, flooding, and high temperatures as recently experienced in various parts of the United States. Heightened concerns over terrorism alerts, fear of violence, or geopolitical events can affect public concerns regarding air and other travel and large gatherings of people. The impact of new tariffs, higher interest rates, possible changes in governmental state and local taxing, regulatory, spending and other policies could also significantly impact consumer and corporate spending, economic recovery and our future results.

These and other factors, particularly as related to the success of the Monster Energy NASCAR Cup Series, race car driver popularity, and the success of NASCAR racing in general, can significantly impact attendance at our events and our operating results. We continue to commit substantial resources to expanding and enhancing our promotional activities to help offset the ongoing impact of these economic and market factors and conditions. Management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the ongoing racing changes and improvements by NASCAR are successful. See our “Business – Industry Overview”, “Business – Operating Strategy”, “Business – Competition” and “Risk Factors” in our 2017 Annual Report for additional information on the impact that competition, popularity, ongoing NASCAR improvements and other changes, the success of NASCAR racing in general, and ongoing economic conditions and geopolitical risks, can have on our operating results.

RESULTS OF OPERATIONS

Management believes the comparative financial information below, along with the “Near-term Operating Factors” described above, help in understanding and comparing our results of operations. These results reflect the negative impact of poor weather surrounding NASCAR and other racing events at AMS, BMS, CMS, LVMS, NHMS, SR and TMS (7 of our 8 speedways) in 2018 as further described below. Several of our events also experienced poor weather last year.

As further described in “Liquidity” below, beginning in September 2018, we held a second annual NASCAR Monster Energy Cup race weekend at LVMS. As expected, revenues from NASCAR events held at LVMS in our first quarter 2018 were lower on a comparable year-over-year basis. While net increases in current full year and long-term future profitability are expected from realignment of these additional annual racing events, the Company believes the initial strong appeal of these new major races in the LVMS market reduced the demand for their first quarter NASCAR events.

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

The more significant races affected by poor weather and other racing schedule changes in the three and nine months ended September 30, 2018 as compared to 2017 include:

•	Poor weather or excessive heat surrounded Monster Energy NASCAR Cup race weekends at AMS and LVMS in the first quarter 2018, at BMS, CMS, SR and TMS in the second quarter 2018, and at BMS, LVMS and NHMS in the third quarter 2018
•

One NASCAR Monster Energy Cup and one annual Camping World Truck Series racing event from NHMS, and one Xfinity Series racing event from KyS, were realigned to LVMS in the third quarter 2018 - all were held in the third quarter 2017 (the 2018 LVMS Race Date Realignment)

•	CMS held one NASCAR Monster Energy and one Xfinity Series race in the third quarter 2018 that were held in the fourth quarter 2017 (the 2018 CMS Race Date Realignment)
•	CMS held one major NHRA racing event in the third quarter 2017 that is being held in the fourth quarter 2018
•	Poor weather also surrounded certain smaller non-NASCAR events at CMS and TMS in the second quarter 2018
•	LVMS held one NASCAR Camping World Truck Series race in the first quarter 2018 that was held in the third quarter 2017

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

	Three Months Ended September 30:		Nine Months Ended September 30:
	2018	2017	2018	2017
Net income using GAAP	$24,073	$9,211	$53,242	$34,582
Non-recurring benefit of state income tax law change (Note 2)	–	–	(1,110)	–
Impairment of goodwill, pre-tax (Note 4)	–	–	–	1,117
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 2)	–	–	–	4,597
Aggregate income tax effect of non-GAAP adjustments	–	–	–	(2,119)
Non-GAAP net income	$24,073	$9,211	$52,132	$38,177

Diluted earnings per share using GAAP	$0.59	$0.22	$1.30	$0.84
Non-recurring benefit of state income tax law change	–	–	(0.03)	–
Impairment of goodwill, pre-tax	–	–	–	0.03
Accelerated depreciation on retired assets and costs of removal, pre-tax	–	–	–	0.11
Aggregate income tax effect of non-GAAP adjustments	–	–	–	(0.05)
Non-GAAP diluted earnings per share	$0.59	$0.22	$1.27	$0.93

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Total Revenues for the three months ended September 30, 2018 increased by $29.4 million, or 22.5%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended September 30, 2018 increased by $2.9 million, or 10.5%, over such revenue for the same period last year. This increase is due primarily to the 2018 CMS and LVMS Race Date Realignments described above. The overall increase was partially offset by lower overall admissions revenue at NASCAR racing events held on a comparable year-over-year basis, including generally poor weather or excessive heat surrounding NASCAR racing events at BMS, LVMS and NHMS in the current period, by a major NHRA racing event held at CMS in the third quarter 2017 that is being held in the fourth quarter 2018, and by a NASCAR Truck Series race held at LVMS in the first quarter 2018 that was held in the third quarter 2017.

Event Related Revenue for the three months ended September 30, 2018 increased by $10.6 million, or 30.9%, over such revenue for the same period last year. This increase is due primarily to the 2018 CMS and LVMS Race Date Realignments. The overall increase was partially offset by certain lower event related revenues associated with reduced attendance at NASCAR racing events on a comparable year-over-year basis, by the major NHRA racing event held at CMS in the third quarter 2017 that is being held in the fourth quarter 2018, and by the NASCAR Truck Series race held at LVMS in the first quarter 2018 that was held in the third quarter 2017.

NASCAR Broadcasting Revenue for the three months ended September 30, 2018 increased by $16.4 million, or 26.5%, over such revenue for the same period last year. This increase reflects the 2018 CMS Race Date Realignment (the LVMS Race Date Realignment had no net impact), and higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall increase was partially offset by the NASCAR Camping World Truck Series race at LVMS in the first quarter 2018 that was held in third quarter 2017.

Other Operating Revenue for the three months ended September 30, 2018 decreased by $592,000, or 8.9%, from such revenue for the same period last year. This decrease is due primarily to lower Legend Cars and, to a lesser extent, Oil-Chem revenues in the current period as compared to last year.

Direct Expense of Events for the three months ended September 30, 2018 increased by $2.9 million, or 8.8%, over such expense for the same period last year. This increase is due primarily to the 2018 CMS and LVMS Race Date Realignments. The overall increase was partially offset by lower advertising and other operating costs associated with lower attendance and certain event related revenues for NASCAR racing events on a comparable year-over-year basis, by the major NHRA racing event held at CMS in the third quarter 2017 that is being held in the fourth quarter 2018, and by the NASCAR Truck Series race held at LVMS in the first quarter 2018 that was held in the third quarter 2017.

NASCAR Event Management Fees for the three months ended September 30, 2018 increased by $9.3 million, or 25.5%, over such expense for the same period last year. This increase reflects the 2018 CMS Race Date Realignment (the LVMS Race Date Realignment had no net impact), and higher contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis. The overall increase was partially offset by the NASCAR Camping World Truck Series race at LVMS in the first quarter 2018 that was held in third quarter 2017.

Other Direct Operating Expense for the three months ended September 30, 2018 decreased by $128,000, or 2.9%, from such expense for the same period last year. This decrease is due primarily to decreased operating costs associated with lower Legend Cars revenues in the current period as compared to last year.

General and Administrative Expense for the three months ended September 30, 2018 increased by $484,000, or 1.9%, over such expense for the same period last year. This increase is due primarily to higher compensation costs associated with the 2018 CMS and LVMS Race Date Realignments, which were partially offset by a combination of individually insignificant items in the current period as compared to last year.

Depreciation and Amortization Expense for the three months ended September 30, 2018 decreased by $582,000, or 4.2%, from such expense for the same period last year. This decrease is due primarily to lower depreciation on certain assets now fully depreciated, partially offset by depreciation on capital expenditures placed into service.

Interest Expense, Net for the three months ended September 30, 2018 was $2.8 million compared to $3.1 million for the same period last year. The year-over-year amounts reflect lower total outstanding debt, partially offset by higher interest rates on Credit Facility borrowings, in the current period as compared to last year.

Other Expense, Net for the three months ended September 30, 2018 was $60,000 compared to other income, net of $157,000 for the same period last year. This change reflects gains on disposals of certain property and an estimated loss associated with storm damage to certain AMS facilities in the same period last year, and a combination of individually insignificant items in the current period.

Income Tax Provision. Our effective income tax rate for the three months ended September 30, 2018 and 2017 was 25.2% and 37.1%. The 2018 tax rate reflects the lower US corporate federal tax rate under the Tax Cuts and Jobs Act. The 2017 tax rate reflects adjustments to reduce net deferred income tax liabilities for then anticipated lower state income tax rates associated with race date realignments and other lower effective state income tax rates.

Net Income for the three months ended September 30, 2018 was $24.1 million compared to $9.2 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Total Revenues for the nine months ended September 30, 2018 increased by $23.1 million, or 6.1%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the nine months ended September 30, 2018 decreased by $4.7 million, or 6.6%, from such revenue for the same period last year. This decrease is due primarily to lower overall admissions revenue at NASCAR racing events on a comparable year-over-year basis, including generally poor weather or excessive heat surrounding NASCAR racing events at AMS, BMS, CMS, LVMS, NHMS, SR and TMS in the current period. The decrease also reflects a major NHRA racing event held at CMS in the third quarter 2017 that is being held in the fourth quarter 2018, and TMS honoring IndyCar race tickets in 2017 pertaining to its postponed and rescheduled race from 2016 due to poor weather. The overall decrease was partially offset by admissions associated with the 2018 CMS and LVMS Race Date Realignments, and to a lesser degree, higher admissions revenue at LVMS’s major NHRA racing event on a comparable year-over-year basis.

Event Related Revenue for the nine months ended September 30, 2018 increased by $8.6 million, or 8.3%, over such revenue for the same period last year. This increase is due primarily to the 2018 CMS and LVMS Race Date Realignments. The increase also reflects higher ancillary broadcasting revenues on a comparable year-over-year basis. The overall increase was partially offset by lower overall track rentals, certain lower event related revenues associated with reduced attendance at NASCAR racing events on a comparable year-over-year basis, and a major NHRA racing event held at CMS in the third quarter 2017 that is being held in the fourth quarter 2018.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2018 increased by $21.2 million, or 11.8%, over such revenue for the same period last year. This increase reflects the 2018 CMS Race Date Realignment (the LVMS Race Date Realignment had no net impact), and higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Operating Revenue for the nine months ended September 30, 2018 decreased by $1.9 million, or 8.7%, from such revenue for the same period last year. This decrease is due primarily to lower Legend Cars and Oil-Chem revenues, partially offset by higher non-event souvenir merchandise sales, in the current period as compared to last year.

Direct Expense of Events for the nine months ended September 30, 2018 increased by $2.4 million, or 3.1%, over such expense for the same period last year. This increase is due primarily to the 2018 CMS and LVMS Race Date Realignments. The increase was also due to additional operating costs associated with conducting delayed or postponed racing events due to poor weather on a comparable year-over-year basis. The overall increase was partially offset by lower advertising and other operating costs associated with lower attendance and certain event related revenues for NASCAR racing events on a comparable year-over-year basis, and by a major NHRA racing event held at CMS in the third quarter 2017 that is being held in the fourth quarter 2018.

NASCAR Event Management Fees for the nine months ended September 30, 2018 increased by $12.0 million, or 12.0%, over such expense for the same period last year. This increase reflects the 2018 CMS Race Date Realignment (the LVMS Race Date Realignment had no net impact), and higher contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year event basis.

Other Direct Operating Expense for the nine months ended September 30, 2018 decreased by $861,000, or 5.9%, from such expense for the same period last year. This decrease is due primarily to decreased operating costs associated with lower Legend Cars and Oil-Chem revenues in the current period as compared to last year, and to a combination of individually insignificant items.

General and Administrative Expense for the nine months ended September 30, 2018 increased by $2.6 million, or 3.5%, over such expense for the same period last year. This increase is due to lower property taxes in the same period last year and higher compensation costs associated with the 2018 CMS and LVMS Race Date Realignments. The increase is also due, to a lesser extent, to wage cost inflation, higher utility costs associated with poor weather in the current period, and a combination of individually insignificant items.

Depreciation and Amortization Expense for the nine months ended September 30, 2018 decreased by $5.3 million, or 11.9%, from such expense for the same period last year. This decrease is due primarily to recording accelerated depreciation on retired assets in the same period last year as further described in Note 2 to the Consolidated Financial Statements. The decrease also reflects, to a much lesser extent, lower depreciation on certain assets now fully depreciated, partially offset by depreciation on capital expenditures placed into service.

Interest Expense, Net for the nine months ended September 30, 2018 was $8.7 million compared to $9.2 million for the same period last year. This change reflects lower total outstanding debt and higher capitalized interest costs in the current period as compared to last year, partially offset by higher interest rates on Credit Facility borrowings in the current period, and interest income associated with property tax settlements last year.

Impairment of Goodwill for the nine months ended September 30, 2017 represents a non-cash impairment charge of $1.1 million, before income tax benefits of $419,000, to eliminate goodwill associated with certain souvenir merchandising activities as further described in Note 4 to the Consolidated Financial Statements.

Other Income, Net for the nine months ended September 30, 2018 was $2.2 million compared to other expense, net of $45,000 for the same period last year. This change is due primarily to higher gains on disposals of certain property in the current period as compared to last year. The change also reflects removal costs associated with retired assets last year as further described in Note 2 to the Consolidated Financial Statements, an estimated loss associated with storm damage to certain AMS facilities last year, and a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the nine months ended September 30, 2018 and 2017 was 23.2% and 35.0%. The 2018 tax rate reflects the lower US corporate federal tax rate under the Tax Cuts and Jobs Act, and a non-recurring tax benefit of $1.1 million resulting from certain state income tax law changes. The 2017 tax rate reflects reduced deferred income tax liabilities of $1.8 million for anticipated lower state income tax rates associated with race date realignments and other lower effective state income tax rates, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards of $515,000.

Net Income for the nine months ended September 30, 2018 was $53.2 million compared to $34.6 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the nine months ended September 30, 2018 and 2017 resulted primarily from:

(1)	net cash provided by operations amounting to $71.6 million in 2018 ($78.6 million in 2017)
(2)	repayments of long-term debt amounting to $27.2 million in 2018 ($31.2 million in 2017)
(3)	payment of quarterly cash dividends amounting to $18.5 million in 2018 ($18.6 million in 2017)
(4)	repurchases of common stock amounting to $3.9 million in 2018 ($4.3 million in 2017)
(5)	cash outlays for capital expenditures amounting to $25.0 million in 2018 ($22.0 million in 2017)

The following is additional information on net cash provided by operating activities as reflected in our accompanying Consolidated Statements of Cash Flows: The 2018 changes in cash flows from operating activities, as compared to the same period last year, reflect changes in accounts receivable and deferred race event and other income associated with the 2018 CMS and LVMS Race Date Realignments further described above in “Results of Operations”.

We had the following contractual obligations as of September 30, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations: (1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$51,306	$51,306	–	–	–
Long-term debt, bank credit facility and senior notes (2)	203,887	3,167	$349	$200,371	–
Other liabilities	6,822	–	–	6,822	–
Interest on fixed rate debt obligations (3)	44,480	10,273	20,531	13,676	–
Deferred income taxes (4)	202,330	–	–	–	$202,330
Interest on floating rate credit facility debt (3)	31	31	–	–	–
NASCAR event management fees (5)	269,529	127,335	142,194	–	–
Contracted capital expenditures (1)	924	924	–	–	–
Declared dividends on common stock (6)	6,150	6,150	–	–	–
Operating leases	3,224	1,045	1,561	310	308
Total Contractual Cash Obligations	$788,683	$200,231	$164,635	$221,179	$202,638

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit (2)	$662	$662	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was $11.6 million in the nine months ended September 30, 2018 and $19.0 million in the full year 2017); and (b) capital expenditures that may be made although not under contract (cash paid for total capital expenditures in the nine months ended September 30, 2018 was approximately $25.0 million).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt, and associated minimum required quarterly principal payments for Term Loan borrowings. As of September 30, 2018, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.3 million, including up to an additional $49.3 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2023 Senior Notes and other long-term debt through maturity. Interest payments for the floating rate Term Loan are estimated based on outstanding borrowings of $3.0 million at September 30, 2018 and a weighted average interest rate of 3.0% in the nine months ended September 30, 2018.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after September 30, 2018. In October 2018, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in December 2018. Quarterly cash dividends paid in 2017 totaled approximately $24.7 million.

LIQUIDITY

As of September 30, 2018, our cash and cash equivalents totaled $80.5 million, outstanding borrowings under the Credit Facility totaled $3.0 million (all Term Loan), outstanding letters of credit amounted to $662,000, and we had availability for borrowing up to an additional $99.3 million, including $49.3 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements through 2024. As further described below, these ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually, and our total contracted NASCAR broadcasting revenues are expected to approximate $217 million in 2018. Many of our sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Monster Energy Cup, Xfinity and Camping World Truck Series event sponsorships for the 2019 racing season, and many for years beyond 2019, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions.

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

2018 Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series Race Date Realignments to Las Vegas Motor Speedway – We realigned one annual Monster Energy Cup Series and one annual Camping World Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in September 2018. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market. Our future profitability or success from this realignment could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Those factors and other considerations are further described in the “Risk Factors” in our 2017 Annual Report, and are not repeated here.

Income Taxes – At September 30, 2018, we had net deferred tax liabilities of approximately $202.3 million and liabilities for uncertain tax benefits of $11.7 million as further described in Note 8 to the Consolidated Financial Statements in our 2017 Annual Report. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, our net deferred tax liabilities remain material after significant reduction under the Tax Act. The likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. Such reversal resulted in higher cash paid for income taxes in 2017 as compared to recent years ($19.0 million in 2017 compared to $867,000 in 2016). While we anticipate our future cash outlays for income taxes under the Tax Act will be relatively lower than under previous tax law, such 2018 and future payments are expected to remain substantial. See our "Risk Factors" in our 2017 Annual Report for additional information on our income taxes.

General Debt Overview – We have reduced total long-term debt by approximately $258 million in 2014 through September 30, 2018 and reduced interest costs through principal repayment and various financing transactions. Interest costs under our Credit Facility have been, and will likely continue to be, lower subject to future increases in market interest rates. The structured repayment of Term Loan borrowings over five years and lower interest costs under the 2023 Senior Notes continue to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. See our "Risk Factors" in our 2017 Annual Report for other factors related to our debt and general economic conditions.

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

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. These debt agreements also contain cross-default provisions. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. The terms and conditions of our debt agreements, including dividend, redemption, right of payment, cross-default acceleration and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements in our 2017 Annual Report. We were in compliance with all debt covenants as of September 30, 2018.

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

Stock Repurchase Program – Our stock repurchase program authorizes SMI to repurchase up to an aggregate of 6.0 million shares (increased from 5.0 million shares with Board of Director approval on February 12, 2018) of our outstanding common stock, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2018, we repurchased 185,000 shares of common stock for approximately $3.4 million. As of September 30, 2018, we could repurchase up to an additional 1,006,000 shares under the current authorization.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. Our capital expenditures amounted to $25.0 million in the nine months ended September 30, 2018, and $25.7 million in 2017 as further described in our 2017 Annual Report. At this time, aggregate payments for capital expenditures in 2018 are estimated to approximate $27.5 to $35.0 million. As of September 30, 2018, we had contractual obligations for capital expenditures of approximately $924,000. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

At September 30, 2018, we had various construction projects underway. In 2018 (similar to 2017), we continue to modernize various speedway seating and other areas into unique fan-zone entertainment and premium hospitality areas. These include a new high-end clubhouse at LVMS, and areas similar to high end sports bars and close to our restart zones at certain speedways. We finalized enhancement of CMS’s new ROVAL™ road course, and expansion of “The Strip at Las Vegas Motor Speedway” into a distinctive, lighted “four lane” racing configuration. We also continue to install “SAFER” crash walls or similar barriers at certain speedways to help improve the safety of race drivers and others using our facilities, invest in social media and web application technology to attract and enhance the entertainment experience of our race fans, and upgrade media centers and restroom facilities at certain speedways.

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

Declaration date	February 12, 2018	April 23, 2018	July 25, 2018	October 22, 2018
Record date	March 1, 2018	May 15, 2018	August 15, 2018	November 12, 2018
Paid or payable to shareholders	March 15, 2018	June 5, 2018	September 5, 2018	December 3, 2018
Aggregate quarterly cash dividend	$6,224	$6,142	$6,133	Approximately $6,150
Dividend per common share	$0.15	$0.15	$0.15	$0.15

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of September 30, 2018, we had aggregate outstanding letters of credit of $662,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of September 30, 2018, there were $3.0 million in outstanding borrowings under our floating interest rate Credit Facility term loan. A change in interest rates of one percent on our floating rate debt at September 30, 2018 would cause an approximate change in annual interest expense of $30,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. There were no interest rate or other swaps at September 30, 2018 or December 31, 2017. As of September 30, 2018, we had availability for borrowing up to an additional $99.3 million, including $49.3 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of September 30, 2018 and December 31, 2017 (in thousands):

	Carrying Value		Fair Value
	2018	2017	2018	2017	Maturity Dates
Floating rate revolving Credit Facility, all Term Loan (1)	$3,000	$30,000	$3,000	$30,000	December 2019
5.125% Senior Notes	200,000	200,000	198,000	205,000	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings in the nine months ended September 30, 2018 and 2017 was 3.0% and 2.3%.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $662,000 and $698,000, and no instruments or securities with equity price risk, as of September 30, 2018 and December 31, 2017.

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective as of September 30, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, or that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Because the Smith Family owns a majority of our common stock, it is able to control matters submitted to a vote of our stockholders and the Company is eligible for the “controlled company” exemption to the corporate governance rules for New York Stock Exchange listed companies.

As of November 5, 2018, Mr. O. Bruton Smith, our Executive Chairman, Mr. Marcus G. Smith, our Chief Executive Officer, Mr. B. Scott Smith, a director of the Company, and their families beneficially owned, directly and indirectly, an aggregate of approximately 29 million shares or approximately 71% of our common stock. As a result, the Smith Family will continue to control the outcome of issues submitted to our stockholders, including the election of all directors.

Furthermore, NYSE rules exempt “controlled companies” from certain corporate governance rules otherwise applicable to NYSE listed companies, including the requirement to have a majority of the board of directors be independent, as defined by NYSE rules. Because we qualify as a “controlled company” under NYSE rules, we are not required to comply with this board independence rule. Nevertheless, we previously elected to voluntarily comply with this and other NYSE independence requirements, including the requirement that we have a nominating and corporate governance committee and a compensation committee composed entirely of independent directors.

With the appointment on October 22, 2018 of Mr. Scott Smith to our board of directors, our board is now comprised of four independent directors and four directors that do not qualify as independent under our Categorical Standards for Director Independence and applicable NYSE rules. Mr. Scott Smith is the son of Mr. O. Bruton Smith and the brother of Mr. Marcus Smith. In addition, Mr. Scott Smith is Co-Founder of Sonic Automotive, Inc.  and has held various executive positions with SAI in the past. Mr. O. Bruton Smith is the Executive Chairman of SAI, and SAI is an affiliate of the Company because members of the Smith Family and Sonic Financial Corporation, an entity jointly controlled by members of the Smith Family, maintain voting control over SAI.

Effective with the recent appointment of Mr. Scott Smith as a director, the Company no longer has a majority of independent directors on its board as described above, and as such the Company is relying upon the “controlled company” exemption to the NYSE rule requiring that a majority of the board be independent, unless and until our board of directors determines otherwise in its discretion. The Company currently continues to voluntarily comply with NYSE rules requiring that nominating and corporate governance and compensation committees be composed entirely of independent directors, although it is not obligated to continue to do so.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the nine months ended September 30, 2018.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009, February 2014, and February 2018, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 6,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of September 30, 2018, we could repurchase up to an additional 1,006,000 shares under the current authorization.

During the nine months ended September 30, 2018, we repurchased 185,000 shares of common stock on the open market for approximately $3.4 million, and 28,000 shares of our common stock were delivered to us at an average price per share of $19.42 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of September 30, 2018
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	21,000	$19.46	21,000	170,000
February 2018	19,000	20.12	19,000	1,151,000
March 2018	47,000	19.18	19,000	1,132,000
First Quarter 2018	87,000	19.45	59,000	1,132,000
April 2018	20,000	17.84	20,000	1,112,000
May 2018	22,000	17.50	22,000	1,090,000
June 2018	21,000	17.46	21,000	1,069,000
Second Quarter 2018	63,000	17.59	63,000	1,069,000
July 2018	21,000	17.63	21,000	1,048,000
August 2018	23,000	17.77	23,000	1,025,000
September 2018	19,000	17.65	19,000	1,006,000
Third Quarter 2018	63,000	17.69	63,000	1,006,000
Total 2018	213,000	$18.38	185,000	1,006,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: November 7, 2018	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer) and President

Date: November 7, 2018	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)