Form 10-K
period 2018-12-31
SPEEDWAY MOTORSPORTS INC
filed 2019-03-15
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $194,425,490 based upon the closing sales price of the registrant’s common stock on June 30, 2018 of $17.36 per share. At March 12, 2019, 40,809,370 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2019 are incorporated by reference into Part III of this report.

Cautionary Note Regarding Forward-looking Statements - The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2019 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases or other transactions, investments, seating, suite and other asset reduction or removal, income taxes, sponsorships, financing needs and costs, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in our Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (“SEC”). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

Certain Information - Our Company website where you can find additional information is located at www.speedwaymotorsports.com. We make available free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the SEC. Our SEC filings are publicly available at the SEC’s website at www.sec.gov. We post on our website the charters of our Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (“NYSE”) regulations. Please note that our website is provided as an inactive textual reference only. Information provided on our website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting stockholder by contacting our corporate secretary at our company offices.

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

In early 2019, the NASCAR Camping World Truck Series became the NASCAR Gander Outdoors Truck Series and that naming convention is used throughout this document.

In 2019, we currently plan to promote the following racing events:

•	thirteen National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned Monster Energy Cup Series (“Monster Energy NASCAR Cup” or “Monster Energy Cup”) stock car racing events
•	eleven NASCAR-sanctioned Xfinity Series (“Xfinity”) racing events
•	eight NASCAR-sanctioned Gander Outdoors Truck Series racing events
•	six NASCAR-sanctioned K&N Pro Series racing events
•	two NASCAR-sanctioned Whelen Modified Tour racing events
•	one IndyCar Series (“IndyCar”) racing event
•	six major National Hot Rod Association (“NHRA”) racing events
•	three World of Outlaws (“WOO”) racing events
•	one Automobile Racing Club of America (“ARCA”) racing event
•	several other races and events

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top-ten media markets. At December 31, 2018, our total permanent seating capacity of approximately 692,000, with 754 luxury suites, was located at the following facilities:

Speedway (1)	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites	(2)(4)	Permanent Seating (3)(4)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	780	1.5	89		66,000		Atlanta – 10
Bristol Motor Speedway	Bristol, TN	670	0.5	196		146,000		Tri-Cities – 102
Charlotte Motor Speedway	Concord, NC	1,310	1.5	75		79,000		Charlotte – 23
Kentucky Speedway	Sparta, KY	990	1.5	36		70,000		Cincinnati – 35
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102		75,000		Las Vegas – 39
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	35		76,000		Boston – 9
Sonoma Raceway	Sonoma, CA	1,600	2.5	27		47,000	(5)	San Francisco – 8
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194		133,000		Dallas-Fort Worth – 5
				754		692,000

(1)	References to “our” or “eight” speedways exclude North Wilkesboro Speedway, which we also own and presently has no significant operations.
(2)	Excluding dragway and dirt track suites.
(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(4)

From time to time, we repurpose various seating, suite and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes. Repurposed seating areas and suites are reflected in this table.

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

In 2018, our total revenues were comprised of 17% admissions, 47% NASCAR broadcasting, 30% other event related, and 6% other operating revenues. Many of our event related revenue streams such as sponsorship and other promotional revenues, radio broadcasting, driving schools and track rentals are with corporate partners involved in many different industries. In 2018, we derived approximately 78% of our total revenue from NASCAR-sanctioned racing events. We also derive revenue from IndyCar, NHRA, WOO, and other racing series events and various non-motorsports events and non-event merchandising operations. Our eight speedway facilities are strategically positioned in the Midwest, West, Northeast, and South United States. We believe this diversification better insulates our revenues and profitability from negative economic and geopolitical conditions in any one particular market or region of the country.

Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements through 2024 as further described below. Many of our sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Monster Energy Cup, Xfinity and Gander Outdoors Truck Series event sponsorships for the 2019 racing season, and many for years beyond 2019, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions. See Notes 1 and 2 to the Consolidated Financial Statements for additional information on our businesses and activities.

INDUSTRY OVERVIEW

NASCAR is generally regarded as one of the world’s most successful sports entertainment organizations. NASCAR operates three national series, the Monster Energy Cup, Xfinity and Gander Outdoors Truck Series, as well as various regional racing series in many US states, Canada, Mexico and Europe. In 2018, NASCAR sanctioned 94 Monster Energy Cup, Xfinity and Gander Outdoors Truck Series races, including “playoff” races to determine the champions for each of those three series. NASCAR races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. We believe corporate interest in the sport has been significantly driven by the attractive demographics and brand-loyalty of the NASCAR fan. Independent research shows that NASCAR fans are the most brand-loyal fans in major US sports, demonstrating why many Fortune 500 companies choose NASCAR-sanctioned events as part of their marketing strategy. Sponsors are involved in all aspects of the industry through event entitlement rights, official status designations and direct sponsorship of racing teams.

For 2018, the Monster Energy NASCAR Cup Series was the number one or two sport broadcast of the weekend fourteen times during the season, with approximately 48 million total unique television viewers and 202 million visits to NASCAR.com. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. Special events such as the Olympics, or the impact of poor weather surrounding our current or prior year events, can impact media competition and year over year comparability of television ratings and viewership. Trends in seasonal television ratings and viewership for NASCAR racing are following those of other major sports, including widely recognized events such as the Super Bowl, NCAA Final Four, Kentucky Derby and the Masters. Notwithstanding evolving media and content consumption, NASCAR racing continues to attract strong audiences and provides current and prospective fans and customers with expanding entertainment content and choices for their enjoyment.

Industry and Broadcaster Focus – Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. The demand and appeal for motorsports entertainment in our markets has remained relatively strong even in challenging circumstances. As further described in “Multi-year, Multi-platform NASCAR Broadcasting Rights” below, the ten-year media broadcasting and digital rights agreements are contracted between NASCAR, FOX Sports Media Group and NBC Sports Group through 2024. We, NASCAR and the television broadcasters continue to make sizable investments in new and expanding marketing initiatives, leading-edge facility improvements and technology that appeal to younger fans, families, and the changing demographics. We believe these media powerhouses are providing broad marketing continuity and exposure to widening demographic audiences through their Spanish-language broadcasts, website content and other ancillary programming such as nightly and weekly NASCAR-branded programming. These promotions benefit motorsports in general, similar to that provided for other major sports, and are expected to help increase long-term fan and corporate marketing appeal and interest in all three NASCAR racing series.

Competing with Evolving Media and Content Consumption – Similar to most sports, the motorsports industry is experiencing an evolving media and entertainment consumption transformation. Changing demographics, new technology and expanding online viewing options are dramatically changing how all media content is consumed, and not just that of motorsports. New and expanding entertainment options are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. We are increasingly competing with improving and expanding motorsports and non-motorsports related media coverage and content by network and cable broadcasters. Also, the ongoing improvements in high-definition television technology and expanding media, internet and on-demand content, particularly for Monster Energy Cup and Xfinity Series racing events, are increasingly influenced and used by changing demographics. These factors are significantly impacting how content is consumed. As such, we are working with NASCAR and the broadcasters on how media content can be better delivered to consumers, and continue to expand promotional efforts and initiatives as further discussed below in “Business – Operating Strategy, Our Numerous Promotional and Marketing Efforts”. These and other competition related factors are further discussed in our “Risk Factors”.

Industry Competition – Motorsports promotion is a competitive industry. We are the leading motorsports promoter in the local and regional markets served by our eight speedways. We compete for spectator interest and consumer and corporate spending with others in the motorsports industry and all forms of professional, collegiate and amateur spring, summer and fall sports - locally, regionally and nationally - as well as other forms of leisure and recreational entertainment activities. We compete with other speedway owners and promotors, particularly International Speedway Corporation (“ISC”), to sponsor events, especially Monster Energy Cup and Xfinity Series events and, to a lesser extent, other NASCAR, IndyCar, NHRA and WOO sanctioned events. We compete with other sports such as football, baseball, basketball, soccer and hockey conducted in and near Atlanta, Boston, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas, Lexington/Louisville/Cincinnati, and San Francisco. We also compete for spectator interest and consumer and corporate spending with non-sports related venues and events such as concerts, shows and a widening range of other available entertainment and recreational activities in those same geographical areas. These competing events or activities may be held on the same days or weekends as our events.

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

We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We offer many family-friendly and first-time fan programs to help educate and engage patrons who are new to the sport. We are attempting to capture the interest of the next generation of race fans through kid-friendly entertainment options, free tickets to kids under 12 for families attending NASCAR Xfinity and Gander Outdoors Truck Series races, family camping, kids’ zone play areas and kids’ clubs, as well as offering kid-sized headsets for scanners so the entire family can enjoy the race experience.

Ongoing Changes and Improvements in Our Sport – Similar to past years, NASCAR as a sanctioning body continues to make refinements to racing rules, championship points formats, technical changes and other adjustments to enhance on-track racing competition and excitement for generating additional fan interest. NASCAR and the motorsports industry are continuing to increase their commitment and focused efforts on diversity and race car driver and team owner development programs. NASCAR also continues its ongoing efforts to lower the barrier of entry into the sport and operating costs for team owners and manufacturers. We believe the industry’s and broadcasters’ focus on enhancing NASCAR racing competition and the sport’s appeal to younger fans and families, provides us and NASCAR with many long-term marketing and future growth opportunities.

In another industry first, CMS began conducting annual Monster Energy Cup and Xfinity Series racing events on its new 2.28-mile "ROVAL™" infield road course in September 2018. We believe many fans find the racing on this combined superspeedway and road course novel and exciting, providing increased racing competition and new desirable sightlines and viewing areas. Similar to past seasons, NASCAR has announced several changes and improvements in its 2019 rules package for the Monster Energy NASCAR Cup Series. Many are technical and operational changes in efforts to continually improve safety and competition, and reduce operating costs for team owners and the sport. Some changes improve race car aerodynamics such as common flat splitters and elimination of the current ride-height rule at superspeedways. NASCAR’s inspection process now features a camera-based system which scans certain aspects of race cars. Other changes include significant ongoing efforts to reduce engine and other race car costs, and enhance safety such as incident data recorders and high speed in-car video cameras to improve pre-crash data.

NASCAR introduced an exciting “stage-based” race format for all three of its national series - the Monster Energy Cup, Xfinity and Gander Outdoors Truck Series. This format features three stages, providing “natural interludes” for fans and coordinated segment breaks between NASCAR and the TV broadcasters for maximizing on-track action viewing. The format also features substantial changes to how race points are awarded, with championship implications in each stage, and new qualifying procedures. Race car drivers receive points depending on their running order at the end of each stage, and the “playoff” bonus structure has been expanded and enhanced to continue throughout the entire playoffs instead of just the first round. We believe these are some of the biggest and most exciting changes in years, as drivers now need to compete for spots early in events rather than focusing towards the end of a race and over the entire racing season. NASCAR also regulated the number of pit crew members that can go “over the wall” and limited time allowed for making race car repairs.

In recent years, NASCAR has redesigned competition rules to restore “pack racing”, “double-file restarts”, changes in field sizes, larger “restart zones”, pit road timing, new “overtime” procedures for finishing races, more consistent race start times, and relaxing on-track rules and regulations. NASCAR extended the “Playoff” format to the Xfinity and Gander Outdoors Truck Series, and changed the participation rules so that race car drivers can compete for championship points in only one of NASCAR’s top three racing series. NASCAR also announced team owner Charter agreements for its Monster Energy NASCAR Cup Series with 36 teams, and established a Team Owner Council that has formal input into decisions, and is designed to provide Charter teams with more stability and new revenue opportunities.

MULTI-YEAR, MULTI-PLATFORM NASCAR BROADCASTING RIGHTS

Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received under broadcasting rights contracts between NASCAR and various television networks (47% of our total revenues in 2018). The ten-year television broadcasting agreements through 2024 were negotiated and contracted by NASCAR. We participate in these multi-platform and media partnership agreements with NASCAR, FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series racing events, as well as certain NASCAR K&N Pro Series and Whelen Modified Tour events. NASCAR announcements have valued the industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual rights fees for the industry and an approximate 46% increase over the previous contract annual average of $560 million. These ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually. Our total contracted NASCAR broadcasting revenues are expected to approximate $226 million in 2019. SMI has separate five-year Event Management Agreements (purse and sanction agreements) with NASCAR under which our speedways conduct Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series and the All-Star Race events through 2020. These agreements contain annual increases in event management fees of three to four percent.

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

Modern, Innovative and Entertaining Facilities – Over many years, we have built and modernized our permanent grandstand seating and luxury suites, offering outstanding views, stadium-style terrace sections, wider and more comfortable seating, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities. We believe our facilities are some of the finest in the industry, and offer superior spectator enjoyment, convenience and accessibility. Lighting is installed at all SMI speedways, except SR and NHMS, so that we can offer nighttime racing. We have installed and greatly expanded “SAFER” crash walls and other safety barriers at all SMI speedways to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans increased excitement inherent in high-bank racing, which have been well received by many race car drivers. SMI has built trackside condominiums at AMS, CMS and TMS. We have built or reconstructed dragstrips at BMS, CMS, LVMS and SR, featuring modern, innovative facilities with permanent grandstand seating, luxury suites and extensive fan amenities. Our zMAX Dragway at CMS was the industry’s first to feature revolutionary, unique “four lane” racing. We have since expanded “The Strip at Las Vegas Motor Speedway” into a similar distinctive and exciting “four lane” dragway. We believe these are two of the finest facilities in drag racing. Our other facilities include The Speedway Club at CMS and The Speedway Club at TMS, both containing exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs are open year-round and offer exclusive race day privileges, first-class restaurants, catering and corporate meeting accommodations, and at TMS, health-club, salon and spa facilities.

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

Facility Repurposing and Renovation – From time to time, we renovate various seating, suite and other spectator gathering areas at our speedways for modernizing our facilities, alternative marketing or development purposes. This modernization includes offering unique fan entertainment zones, expanded premium “spectator-box” seating, hospitality and RV camping areas, or wider seating and improved sight lines. Many areas are similar to high end “taverns” or “pubs” and sports bars, close to our restart zones. CMS has a “Sun Deck” with nearby solar panels. Those, along with solar panels at certain other speedways, are part of our “green initiatives”. We may sell advertising, fixed billboards and other promotional space on wide repurposed areas, and wide areas of backstretch. We believe repurposing and alternative use of these desirable advertising areas helps improve pricing power, and provides increased marketing appeal of fuller grandstands because those areas are frequently displayed during television broadcasts, in photos, and are viewable by large numbers of fans attending our speedways. While generating other facility revenues, removal also reduces ongoing depreciation and certain other operating costs.

As further described in Note 4 to the Consolidated Financial Statements and in our “Risk Factors”, we recorded significant charges for non-cash accelerated depreciation and costs of removal related to modernization and repurposing of certain seating and other speedway facilities in recent years. In 2019, we plan to continue similar activities at certain speedways. Among other modernization, we are replacing every other seating row with drink rails in many areas, offering our fans significantly more leg room and expanded comfort for consuming food and beverages. We anticipate recording charges for non-cash accelerated depreciation and costs of removal in 2019, in amounts yet to be determined, but which could be material.

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

We are significantly investing in social media advertising, interactive mobile phone apps for fans, real-time marketing and entertainment, web-based applications and interactive digital systems to enhance pre-race and during-the-race entertainment experiences that appeal to our younger demographic markets. We believe this high-end technology transforms the race experience for our fans, and helps attract younger and new fans. We also recognize the increasing importance of providing our current and prospective corporate customers with quantitative and qualitative information on the historical and prospective value and returns on their invested marketing spending with us. This information is important to us for customizing and tailoring marketing strategies that help maximize our customers’ spending, and allowing us to better understand and integrate their business marketing strategies and develop effective content. We are also increasingly investing in marketing analysis and web-based technology platforms and applications. While these investments are fairly costly, we believe them to be worthwhile.

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

We have an exclusive long-term food and beverage management agreement with Levy Premium Foodservice Limited Partnership (“Levy”) through 2028 to provide on-site food, beverage, and hospitality catering services for essentially all events and operations at our speedways. We believe a consolidated food and beverage services agreement enables us to provide better products and expanded services to our customers. We offer high-end venues to corporate and other clientele desiring premium-quality menu choices and service, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. We are continually expanding and enhancing our premium food and beverage offerings in unique fan zones and modern hospitality areas, many similar to high end “taverns” or “pubs” and sports bars.

Many aspects of our marketing and promotional efforts include:

•	participation in track councils and organized fan advisory boards to continually improve entertainment experience and value
•	working with local lodging proprietors to lower prices and reduce or eliminate minimum stay requirements
•	preferred pricing, gifts and payment plans and programs that honor and reward renewals, long-time fans and continued patronage
•	interactive fan mobile phone applications and real-time marketing and entertainment
•	new, lower children ticket pricing – including free tickets for children with attending families for various events
•	promotional campaigns to incentivize earlier ticket purchasing, season ticket package renewal and purchases by families
•	rainout and weather policies for various ticket holders
•	code of conduct text response systems, similar to other major sports venues
•	marketing on popular social media websites
•	marketing on internet sites offering detailed seat information and other ticket buying conveniences
•	marketing on emerging internet sites with motorsports news and entertainment
•	direct mail and e-mail campaigns
•	pre-race promotional activities such as live music, fan engagement areas, military aircraft flyovers, ferris wheels, skydivers and daredevil stunts
•	offering tours of our facilities

Maximization of Media Exposure and Enhancement of Sponsorship and Other Promotional Revenues – We are strategically positioned with eight first-class speedway facilities in the Midwest, West, Northeast, and South United States, including four of the nation’s top-ten media markets, with combined permanent seating of approximately 692,000 as of December 31, 2018. Our speedway facilities are located in Dallas-Fort Worth, Las Vegas and San Francisco markets, providing us with critical mass west of the Mississippi River that enhances our overall operations, as well as sponsorship and other marketing opportunities. Our Atlanta, Bristol and Charlotte Motor Speedways are located in the South, which is considered the “heart” of racing. KyS is located approximately one-half hour south of the Midwestern city of Cincinnati, Ohio, and strategically positioned between the desirable markets of Lexington and Louisville, Kentucky. Our NHMS, about one hour north of Boston, is located in one of the largest media markets in North America.

We sell tickets to fans located in all 50 US states and many foreign countries. We seek to increase the visibility of our racing events and facilities through local, regional and national media interaction. We have built modern media centers with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. For example, each January we sponsor a one-day tour at TMS to promote the upcoming Monster Energy NASCAR Cup season. This event features popular NASCAR drivers and attracts media personnel representing television networks and stations from throughout the United States and around the world. Also, from time to time, SMI and top NASCAR drivers have teamed up to conduct “Fan Forums” that are produced by our Performance Racing Network. These fan appeal programs include question-and-answer sessions with NASCAR’s top drivers during Monster Energy Cup race weekends. We believe these programs appeal to our fans and create additional interest and excitement between fans, drivers and team owners.

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

In 2018, US Legend Cars International introduced a new engine for the Legend Cars. This marked the first time that a new engine with as many technical advances was incorporated into Legends Circuit racing events. This new engine is a water-cooled, fuel injected, 900cc engine that is electronically managed by an internally developed proprietary engine management system. With advanced engine cooling features, US Legend Cars International can now enter new international markets with high ambient temperatures.

We believe the Legend Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $15,000, and is an affordable entry into racing for enthusiasts who otherwise could not race on an organized circuit. Cars and parts are currently marketed and sold through distributors conducting business throughout the United States, in Canada, the Middle East, Russia, South Korea, Australia, Japan, South America, Africa, Europe and other countries. The Legends Circuit, which includes both race models, held over 1,800 sanctioned races at over 150 different tracks in 2018, making it one of the most active short-track racing divisions in motorsports. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks where races are held.

Increased Daily Usage of Existing Facilities – We actively seek revenue-producing uses for our speedway facilities on days not committed to racing events. Our many other uses include driving schools, track rentals, concerts, car and truck shows, auto fair shows, free-style motocross and monster truck events, vehicle testing, settings for television commercials, holiday season festivities, print advertisements and motion pictures. We hold several NHRA and other bracket racing events throughout the year at our BMS, CMS, LVMS and SR dragways, and at AMS and TMS (using superspeedway pit roads and other facilities), along with holding frequent Legend Cars racing events at several of our speedways.

In another first, BMS hosted a collegiate football game between the University of Tennessee and Virginia Tech, “the Battle at Bristol, College Football's Biggest Ever”, including a large preceding concert, in 2016. Both events were hugely successful with intense media coverage and fanfare, and is included in the Guinness World Records as the highest attended collegiate football game in history. BMS also hosted another collegiate football game between East Tennessee State University and Western Carolina University the following weekend, although not as large. We are actively seeking to host additional football games, although none have been scheduled at this time.

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

Other examples of increased usage include holiday season festivities at most of our speedways, including “Speedway Christmas,” a long drive-through Christmas light-park and village at CMS, and BMS’s holiday season “Speedway In Lights”, which are prominent in those regions. LVMS continues to annually host the widely-popular Electric Daisy Carnival concert, attracting large numbers of young fans. At times, we host concerts featuring popular bands at stand-alone events and frequently as entertainment before and after our racing events. We are exploring holding larger stand-alone concerts with popular musical acts at certain speedway facilities. CMS and TMS hold auto fair shows and Goodguys Rod & Custom Association Nationals and other car shows, also very popular. In past years, we have held Global RallyCross events at CMS, LVMS, NHMS and TMS that featured exciting off-road circuit racing, particularly popular with younger fans, and snowmobile racing events at NHMS.

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

OPERATIONS

Our operations consist principally of motorsports racing and related events, along with ancillary businesses as further described in “Business – General Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table summarizes our NASCAR Monster Energy Cup and Xfinity Series racing events scheduled in 2019 (in chronological order):

Date	Speedway	Series	Event
February 23	AMS	Xfinity	Rinnai 250
February 24	AMS	Monster Energy Cup	Folds of Honor QuikTrip 500
March 2	LVMS	Xfinity	Boyd Gaming 300
March 3	LVMS	Monster Energy Cup	Pennzoil 400
March 30	TMS	Xfinity	My Bariatric Solutions 300
March 31	TMS	Monster Energy Cup	O’Reilly Auto Parts 500
April 6	BMS	Xfinity	Alsco 300
April 7	BMS	Monster Energy Cup	Food City 500
May 18	CMS	Monster Energy Cup	Monster Energy NASCAR All-Star Race
May 25	CMS	Xfinity	Alsco 300
May 26	CMS	Monster Energy Cup	Coca-Cola 600
June 23	SR	Monster Energy Cup	Toyota/SaveMart 350
July 12	KyS	Xfinity	Alsco 300
July 13	KyS	Monster Energy Cup	Quaker State 400
July 20	NHMS	Xfinity	Lakes Region 200
July 21	NHMS	Monster Energy Cup	Foxwoods Resort Casino 301
August 16	BMS	Xfinity	Food City 300
August 17	BMS	Monster Energy Cup	Bass Pro Shops NRA Night Race
September 14	LVMS	Xfinity	DC Solar 300
September 15	LVMS	Monster Energy Cup	South Point 400
September 28	CMS	Xfinity	Drive for the Cure 200
September 29	CMS	Monster Energy Cup	Bank of America ROVAL™ 400
November 2	TMS	Xfinity	O’Reilly Auto Parts 300
November 3	TMS	Monster Energy Cup	AAA Texas 500

Along with those NASCAR Monster Energy Cup and Xfinity Series races, our speedways plan to hold the following racing events in 2019:

Event	AMS	BMS	CMS	KyS	LVMS	NHMS	SR	TMS
NASCAR Gander Outdoors Truck	1	1	1	1	2			2
NASCAR K&N Pro		2			1	2	1
NASCAR Whelen Modified						2
NHRA Nationals		1	2		2		1
IndyCar								1
WOO			2		1
ARCA			1

EMPLOYEES

As of December 31, 2018, we had approximately 748 full-time and 282 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

INSURANCE

We maintain property, casualty, liability, and business interruption insurance with insurers we believe to be financially sound. Our insurance policies generally cover accidents that may occur at our speedways, subject to ordinary course deductibles, policy limits and exceptions. As further described in our “Risk Factors”, we use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties, and motorsports events and other business risks. We believe our insurance levels are sufficient for our needs and consistent with insurance maintained by similar companies.

INTELLECTUAL PROPERTY

We have numerous registered and common law trademark rights. We also have registered trademark rights in Australia, Canada, Israel, Japan, Mexico, New Zealand, Singapore and the European Union. We also have one patent pending related to Catch Fence design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, if necessary, to protect their proprietary value in sale and market recognition.

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

When events are delayed, postponed or rescheduled because of poor weather (or national security concerns, natural disasters or other reasons), we typically incur additional operating expenses associated with conducting the rescheduled event, as well as generate lower admissions, food, beverage and souvenir revenues. If an event is cancelled, we would incur expenses associated with preparing to conduct the event, as well as losing associated event revenues, including live broadcast revenues, to the extent such losses were not covered by insurance. If a cancelled event is part of the Monster Energy NASCAR Cup, Xfinity or Gander Outdoors Truck Series, amounts we receive from television revenues for all of our NASCAR events in the series that experienced cancellation could be reduced. This would occur if, as a result of cancellation and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues in excess of amounts scheduled to be paid to the promoter of the cancelled event.

Lack of competitiveness in Monster Energy NASCAR Cup Series races or closeness of championship points races, the popularity of race car drivers or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact our operating results.

A lack of competitiveness in Monster Energy Cup Series races or the closeness of the championship points race, race car driver popularity, and the success of NASCAR racing in general, in any particular racing season can significantly impact our operating results. Various performance factors of racing competitors, particularly popular drivers, can affect on-track competition and the appeal of racing. Similar to most sports, from time-to-time, extremely popular and long-standing successful race car drivers (“megastars”) may announce their "retirement" or reduced motorsports racing or other involvement due to age, injuries, health or other considerations. Race car driver popularity and performance abilities can affect on-track competition, the closeness of championship points racing, attendance, corporate interest, media attention and the appeal and success of racing in general. New or changed racing teams could involve drivers that generate less fan interest or race less competitively. As further discussed in “Business – Industry Overview”, NASCAR as a sanctioning body periodically implements new rules or technical and other required changes for race teams and drivers and event promoters to increase safety, racing competition, and fan and media interest, among other things. These and other periodic changes may or may not become more successful or popular with fans. Such factors can affect attendance and other event related revenues for our NASCAR and other racing events, corporate interest, media attention, and promotional marketing appeal, as well as other events surrounding the weekends races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance these factors will not adversely impact our attendance or other event related revenues, or that our operating costs will not be adversely impacted by sanctioning body changes in any particular season.

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

Our business depends on discretionary consumer and corporate spending. High or higher underemployment or unemployment, food and health care costs, income, sales, property and other tax rates, tight credit markets, difficult residential real estate and mortgage markets, and stock market volatility, among other factors, could dampen consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending. The economy or financial and credit markets might destabilize or worsen. Many fans from other countries, such as Canada, travel to our speedways, particularly Las Vegas and New Hampshire. Fluctuations in currency exchange rates or deterioration of foreign economies can impact consumer spending sentiment and travel decisions, particularly when unfavorable relative to US currency such as Canada’s. Such reduced spending may continue to negatively impact our admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows.

Although improving, some uncertainty exists as to the strength and duration of the US economic recovery. The President and his administration, and the outcome of political elections, could change governmental policies, regulatory environments, and spending sentiment. The impact of new tariffs, and higher interest rates, tax rates or inflation could significantly impact consumer and corporate spending, economic recovery and our future results. State and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits or actions by the Federal Reserve Bank could also lead to higher interest rates, inflation increases and difficult borrowing conditions for consumers and corporate customers.

Hurricanes, flooding, and temperature extremes, incidents such as the 2017 Las Vegas shootings or 2013 Boston bombings, or infectious pandemics can affect public concerns regarding large gatherings of people, including travel to large populated venues or locations. Incidents could have a particularly significant negative impact on attendance and other event related spending by individuals or corporate fans and customers who planned to attend one or more of our racing events. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact local, regional and national consumer and corporate spending sentiment of present or potential customers. Each of these aforementioned negative factors, and particularly when combined, may adversely impact corporate and individual customer spending and have a material adverse impact on our future operating results.

We compete with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology - both of which are increasingly influenced by changing demographics and could adversely affect us.

Similar to what other motorsports competitors and many other sporting venues are experiencing, we believe that a portion of the decline in attendance over the past few years can be attributed to changing demographics. While our long-time fans are more important to us than ever, we recognize the importance of capturing the next generation of race fans as the average age of the general population and our traditional fan base increase, and multicultural consumer groups grow. New and expanding entertainment media options and content are continually being developed and marketed to attract the changing demographics, particularly outside of motorsports. And as importantly, we are increasingly competing with improving and expanding non-motorsports related media coverage and content by network and cable broadcasters, and with ongoing improvements in high-definition television technology, particularly for Monster Energy Cup and Xfinity Series racing events.

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

Our success has been, and remains to a significant extent, dependent upon maintaining a good working relationship with organizations that sanction races we promote at our facilities, particularly NASCAR, the sanctioning body for Monster Energy Cup, Xfinity and Gander Outdoors Truck Series races. SMI entered into separate five-year Event Management Agreements with NASCAR whereby our speedways are conducting Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series and the All-Star Race events through 2020. Although we believe our relationship with NASCAR is good, nonrenewal of a NASCAR event license or substantial changes in the associated financial terms could have a material adverse effect on our future financial condition and results of operations. We cannot provide assurance that we will continue to obtain NASCAR licenses to sponsor races, or with acceptable financial terms, at our facilities beyond those currently under contract.

Our NASCAR broadcasting rights revenues are significant and changes could adversely affect our profitability and financial condition.

Our NASCAR broadcasting rights revenues are significant multi-year contracted revenue and cash flow sources for us. Any significant adverse changes to such rights revenues could adversely impact our results. As further discussed in “Business – NASCAR Broadcasting Rights”, NASCAR reached ten-year, multi-platform and media partnership agreements with FOX Sports Media Group and NBC Sports Group through 2024. These ten-year broadcasting agreements are anticipated to provide us annual contracted revenue increases averaging almost 4% per year, with total contracted NASCAR broadcasting revenues of approximately $226 million in 2019. Future changes in race schedules could impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. NASCAR ratings can impact attendance at our events and sponsorship opportunities.

Relocation, failure to relocate, or other scheduling changes in holding our motorsports events could adversely affect us.

We may evaluate or attempt to realign one or more Monster Energy NASCAR Cup Series (or other motorsports series) race dates among our multiple track facilities, or change the quarterly periods in which the same number of race dates are held each year. Many factors and alternatives must be considered when moving races, including the popularity and profitability of various races, relative speedway seating capacity, alternative speedway uses and revenues, costs of any capital expenditures to upgrade or expand facilities, lead times required to complete any upgrades or expansion, alternative uses of capital, existing or potential governmental tax incentives, changing economic conditions for the individual speedway or economy as a whole, as well as various other strategic issues. NASCAR has previously stated it would consider potential track realignment of Monster Energy Cup Series racing events to desirable, potentially more profitable market venues of speedway operators, but is not obligated to do so. For example, we obtained approval from NASCAR to realign annual Monster Energy Cup Series and Gander Outdoors Truck Series racing events from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018. However, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably.

Relocation or changes in calendar periods of our larger events held among our speedways, particularly Monster Energy Cup racing events, could result in lower profitability than anticipated and net decreases in future operating profitability and cash flows. Also, long-lived assets of a speedway from where a Monster Energy Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in any impairment evaluation, could have a material adverse effect on the outcome of our impairment evaluations and future financial condition or results of operations.

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

Our Credit Facility allows for annual capital expenditures of up to $75.0 million, and provides for additional borrowings of up to $99.4 million as of December 31, 2018 subject to meeting specified conditions. We may make material capital improvements over several years in amounts that have not yet been determined. The cost, profitability, timing or success of future capital projects and investments is subject to numerous factors, conditions and assumptions, many of which are beyond our control, including:

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

As of December 31, 2018, we have net property and equipment of $936.6 million, net other intangible assets of $298.4 million and goodwill of $46.2 million. We periodically evaluate property and equipment under certain circumstances and events, and annually evaluate other intangible assets and goodwill, for possible impairment. Our evaluation methodology, assumptions, and results are further described in Note 2 to the Consolidated Financial Statements. We believe no unrecognized impairment exists at December 31, 2018. Different conditions, trends or assumptions or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation. Should our reporting units or their indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges and adversely affect our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

From time to time, we may decide to renovate various seating, suite and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes. Along with generating other facility revenues, removal also reduces depreciation and certain other operating costs. We may incur significant expenditures to demolish or convert such seating, including associated grandstand areas, in years and amounts that have not yet been determined. Such expenditures may or may not increase our future success and profitability, which depends on many factors outside of management’s control. As further described in Note 4 to the Consolidated Financial Statements, we recorded significant non-cash charges for accelerated depreciation and costs of removal related to repurposing of certain seating and other speedway facilities in recent years. Notwithstanding such charges, the depreciable carrying values for our grandstands and suites are material. Depending on management’s plans, we could be required to accelerate or shorten depreciation periods or write off remaining undepreciated net book value of associated assets, or incur significant costs of demolition and disposal, all or some of which could have a material adverse impact on our future financial condition or results of operations.

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

As of December 31, 2018, we had total outstanding long-term debt of approximately $200.9 million as further described in Note 6 to the Consolidated Financial Statements. Our indebtedness and leverage could make it more difficult and costly to borrow money, and may reduce funds available for financing our operations and other business activities and have other important consequences, including the following:

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

Our ability to generate the significant amount of cash needed to service our indebtedness depends on a variety of factors, many of which are beyond our control.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available for other use in our business. In 2018, we paid $12.0 million in interest on our indebtedness. Our ability to make debt service payments depends on our future ability to generate sufficient cash. This, to a certain extent, is subject to general economic, financial, legislative, regulatory, industry, competitive and other factors beyond our control. Our operations are substantially impacted by the success of NASCAR in the promotion and conduct of racing as a sanctioning body, our relationship with NASCAR, the popularity of NASCAR and other motorsports generally, and the impact of competition. Although under our control, our cash outlays for dividends are funded in part with cash that would otherwise be available for capital spending, repurchases of common stock or other liquidity needs. Also, any future dividend increases would further limit cash otherwise available for such uses or needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our business may not be able to generate sufficient cash from operations to pay our existing or any new indebtedness or fund other liquidity needs, and as a result, our financial condition or results of operations could be materially impacted.

Our future borrowing costs on current or future indebtedness could substantially increase, and have a material adverse effect on our financial condition or results of operations.

As of December 31, 2018, we had total outstanding long-term debt of approximately $200.9 million and our revolving Credit Facility permits additional borrowings of up to $99.4 million. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility. Our future capital spending or investments could significantly increase our future outstanding debt. Future interest and borrowing costs under our Credit Facility or any refinanced or new debt could substantially increase and adversely affect our financial condition or profitability. We are unable to predict if, when or how much interest rates could change. Increases in our indebtedness levels and leverage could result in more restrictive financial and other loan covenants under any new credit facility or other borrowing arrangements.

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

As with all entities, our cybersecurity protection measures are subject to third-party security hardware and software soundness, employee and consultant errors or intentional harmful actions and other unforeseen factors or circumstances. Our or third-party networks could be breached and we could be unable to protect sensitive data. A breach of our security networks that results in personal, corporate or other sensitive information being obtained by unauthorized persons could adversely affect our reputation with current or prospective customers, credit and debit card processers, ticket sellers and distributors, and others. Such security breaches could result in litigation against us, adverse regulatory or credit card processer actions, restrictions or imposing substantial penalties or fines. We could be required or need to spend significant additional resources on our information security systems, including engaging third-party consultants or employee hiring and training. Also, a security breach could disrupt our operations, particularly sales and marketing, result in lost customer revenue and create significant negative publicity. Notwithstanding the absence of any security breach, our failure to maintain compliance with PCI security standards could result in significant penalties, fines, increased processing costs or discontinued card acceptance by processors. While we maintain cyber liability insurance, certain losses may not be covered. Any significant breach could have a material adverse impact on our future financial condition or results of operations.

Because the Smith Family owns a majority of our common stock, it is able to control matters submitted to a vote of our stockholders and the Company is eligible for the “controlled company” exemption to the corporate governance rules for New York Stock Exchange listed companies.

As of March 14, 2019, Mr. O. Bruton Smith, our Executive Chairman, Mr. Marcus G. Smith, our Chief Executive Officer, Mr. B. Scott Smith, a director of the Company, and their families beneficially owned, directly and indirectly, an aggregate of approximately 29 million shares or approximately 71% of our common stock. As a result, the Smith Family will continue to control the outcome of issues submitted to our stockholders, including the election of all directors. Furthermore, NYSE rules exempt “controlled companies” from certain corporate governance rules otherwise applicable to NYSE listed companies, including the requirement that a majority of the board of directors be independent, as defined by NYSE rules. Because we qualify as a “controlled company” under NYSE rules, we are not required to comply with this board independence rule.

With the October 2018 appointment of Mr. Scott Smith to our board of directors, our board is now comprised of four independent directors and four directors that do not qualify as independent under our Categorical Standards for Director Independence and applicable NYSE rules. Mr. Scott Smith is the son of Mr. O. Bruton Smith and the brother of Mr. Marcus Smith. In addition, Mr. Scott Smith is Co-Founder of Sonic Automotive, Inc. (‘SAI”) and has held various executive positions with SAI in the past. Mr. O. Bruton Smith is the Executive Chairman of SAI, and SAI is an affiliate of the Company because members of the Smith Family and Sonic Financial Corporation, an entity jointly controlled by members of the Smith Family, maintain voting control over SAI. Effective with the appointment of Mr. Scott Smith as a director, the Company no longer has a majority of independent directors on its board as described above, and as such the Company is relying upon the “controlled company” exemption to the NYSE rule requiring that a majority of the board be independent, unless and until our board of directors determines otherwise in its discretion. The Company currently continues to voluntarily comply with NYSE rules requiring that nominating and corporate governance and compensation committees be composed entirely of independent directors, although it is not obligated to continue to do so.

Our large net deferred tax liabilities, further changes in income tax laws, or changes or revisions to our income tax reporting could adversely affect our financial condition, results of operations and cash flows.

As further described in Notes 2 and 8 to the Consolidated Financial Statements, our income taxes and deferred tax assets and liabilities are material to our current and future financial condition and results of operations. At December 31, 2018, net deferred tax liabilities totaled $201.5 million, including deferred tax assets of $9.6 million, and liabilities for unrecognized tax benefits totaled $11.7 million. At December 31, 2018, valuation allowances of $1.8 million have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not. The associated accounting and reporting for income taxes is complicated and based on significant assumptions, estimates and judgment. Numerous factors are involved in assessing and adjusting deferred tax assets and liabilities, including valuation allowances and reserves for uncertain tax positions. Our accounting for income taxes also involves our best estimate of future events. Should tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in periods such determination is made.

Our deferred tax liabilities associated with our property and equipment are material. Our future capital expenditures, along with further changes in income tax laws, can significantly impact the timing of reversal of deferred tax liabilities and the amount and timing of our future cash paid for income taxes. While management plans to minimize income taxes payable in future years where possible, the amount and timing of cash income taxes ultimately paid are subject to many factors that are subject to change. The reversal of deferred income tax liabilities can, and has, resulted in higher cash paid for income taxes in certain recent periods. While we anticipate our future cash outlays for income taxes under the Tax Cuts and Jobs Act (the "Tax Act") will be relatively lower than under previous tax law, such future payments are expected to remain substantial.

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

The market price of our common stock could be adversely affected by the sale of approximately 223,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans, by the issuance or sale of approximately 3,396,000 shares of our common stock available for grant under our equity compensation plans, or by the sale of approximately 29 million shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held directly or indirectly by Mr. O. Bruton Smith, our Executive Chairman, Mr. Marcus G. Smith, our Chief Executive Officer, and Mr. B. Scott Smith, a member of our Board of Directors. The market price for our common stock could also be adversely affected if there was a default of one of the non-Company loans under which 500,000 shares of our common stock, owned by Mr. O. Bruton Smith and Sonic Financial Corporation, an affiliate through common ownership by Mr. O. Bruton Smith, Mr. Marcus G. Smith and Mr. B. Scott Smith, have been pledged.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. Seating and other facility areas repurposed or in the process of being repurposed are further described in “Business – Operating Strategy” and in Note 4 to the Consolidated Financial Statements. All of our owned and leased properties are used by both of our reportable segments which are further described in Note 13 to the Consolidated Financial Statements. A description of each SMI speedway as of December 31, 2018 follows:

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

Charlotte Motor Speedway – CMS is located on approximately 1,310 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. CMS’s main track is a 1.5-mile banked, lighted, asphalt quad-oval facility, with significant modern hospitality areas and club-style seating offering convenient access to premium restaurant-quality food and beverage service. Some of these areas are close to their restart zone, similar to high end “taverns” or “pubs”, including an outdoor “Sun Deck” with nearby solar panels as part of our “green initiatives". CMS’s main track now also features a new 2.28-mile infield, combined superspeedway and ROVAL™ road course, the industry’s first, that many fans find novel and exciting.

CMS has one of the world’s largest high-definition video boards, 52 condominiums overlooking turn one, and a modern media center with leading-edge technology infrastructure and access. CMS also has an executive office tower adjoining the main grandstand, featuring The Speedway Club at CMS which offers exclusive dining and entertainment and premium restaurant, catering and corporate meeting facilities. CMS owns and operates the zMAX Dragway, which features an exciting, lighted “four lane” racing configuration, with almost 30,000 premium permanent seats, 31 luxury suites and upscale food and beverage concession areas. CMS also has a 4/10-mile, modern, lighted dirt track facility, and several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval). CMS has permanent seating capacity of approximately 79,000, including 75 luxury suites.

Kentucky Speedway – KyS is located in Sparta, Kentucky, south of Cincinnati, Ohio and strategically located between Lexington and Louisville, Kentucky, on approximately 990 acres, featuring a 1.5-mile, asphalt, tri-oval superspeedway. We repaved KyS’s racing surface, and reprofiled turns one and two with increased banking for added racing excitement. KyS has significant modern hospitality areas and club-style seating with convenient access to premium food and beverage service, as well as modern and extensive infield media center, garage and fan-zone entertainment facilities. KyS has permanent seating capacity of approximately 70,000, including 36 luxury suites.

Las Vegas Motor Speedway – LVMS is located on approximately 1,030 acres in Las Vegas, Nevada, and consists of a 1.5-mile, lighted, asphalt, quad-oval superspeedway. LVMS also owns and operates The Strip at Las Vegas Motor Speedway, which features an exciting, lighted “four lane” racing configuration, with permanent grandstand seating, luxury suites and extensive fan amenities. LVMS also has several other on-site paved and dirt race tracks, including 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses.

LVMS has significant modern hospitality and club-style seating in areas close to their restart zone and other outdoor areas, similar to high end “taverns” or “pubs” with convenient access to premium restaurant-quality food and beverage service. LVMS also has one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports, The Neon Garage, and a new high-end clubhouse. LVMS has permanent seating capacity of approximately 75,000, including 102 luxury suites.

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

Sonoma Raceway – SR is located on approximately 1,600 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a 1/4-mile modern dragstrip, and a modern, expansive industrial park. SR is located in a top-ten media market, and is currently one of only two road courses on the Monster Energy NASCAR Cup Series race schedule. SR’s road course can be reconfigured into a 10-turn, 1.99-mile course by creating “The Chute”, which connects Turns 4 and 7 and provides spectators with improved sightlines and expanded viewing areas for certain racing events. SR also has a world-class 16-turn, three-quarter mile karting center.

SR installed a large number of solar panels and a large, solar-powered LED display board as part of their “green initiatives”, which offsets portions of their overall energy needs. SR also has significant modern hospitality areas offering convenient access to premium restaurant-quality food and beverage service. SR has permanent seating capacity of approximately 47,000 (many are hillside terrace seats), including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its road course.

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

TMS has expanded premium hospitality areas, many similar to high end “taverns” or “pubs”, close to their restart zones and other outdoor areas, with convenient access to premium food and beverage service. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway, featuring The Speedway Club at TMS which offers exclusive dining and entertainment, premium restaurant, catering and corporate meeting facilities and a health-fitness membership club. We operate the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority as further described in Note 2 to the Consolidated Financial Statements. TMS has permanent seating capacity of approximately 133,000, including 194 luxury suites.

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

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 12, 2019, 40,809,370 shares of common stock were outstanding and held by approximately 1,814 record holders based on information from our stock transfer agent. The Company had no unregistered sales of equity securities during 2018.

DIVIDENDS

We intend to retain a portion of our future earnings to provide funds for the operation and expansion of our business. Our Board of Directors approved aggregate dividends on common stock in 2018, 2017 and 2016 as follows:

	2018	2017	2016
Cash dividends paid (in thousands)	$24,624	$24,694	$24,759
Dividends per common share	$0.60	$0.60	$0.60

Quarterly dividends were declared in each of the last three fiscal years. All declaration, record and payment dates were in the same fiscal periods. On February 12, 2019, our Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.1 million payable on March 15, 2019 to shareholders of record as of March 1, 2019. These quarterly cash dividends were or will be paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes. Although we plan to continue paying quarterly cash dividends, we may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition, capital expenditure plans, limitations under our debt agreements as further described in Note 6 to the Consolidated Financial Statements, and other factors as our Board of Directors or their designees, in their sole discretion, may consider relevant.

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, operating results, working capital and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of those and other factors, and may be suspended or discontinued at any time. In February 2018, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 6,000,000 shares. The approved increase contains the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. The stock repurchase program is presently funded using available cash and cash equivalents.

We repurchased 246,000, 251,000 and 252,000 shares of common stock for approximately $4.4 million, $5.0 million and $4.7 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, we could repurchase up to an additional 945,000 shares under the current authorization. Also, 53,000 shares of our common stock were delivered to us at an average price per share of $17.95 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2018
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2018	213,000	$18.38	185,000	1,006,000
October 2018	23,000	16.52	23,000	983,000
November 2018	19,000	16.85	19,000	964,000
December 2018	44,000	16.47	19,000	945,000
Fourth Quarter 2018	86,000	16.57	61,000	945,000
Total 2018	299,000	$17.86	246,000	945,000

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding the shares of Common Stock issuable under all of SMI’s equity compensation plans as of December 31, 2018. See Note 11 to the Consolidated Financial Statements for additional information on these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders (1)(2)	223,000	(3)	$15.31	(4)	3,396,000	(5)
Equity compensation plans not approved by security holders	–		–		–
Total	223,000		$15.31		3,396,000

(1)

Includes the 2004 Stock Incentive Plan, the 2013 Stock Incentive Plan, the 2018 Formula Restricted Stock Plan and the Employee Stock Purchase Plan. The 2004 Stock Incentive Plan expired in February 2014, after which no further securities can be granted under that plan. Expiration of the plan did not adversely affect rights under any previously granted outstanding securities.

(2)

Grants under the Employee Stock Purchase Plan may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. Grants under the Employee Stock Purchase Plan have been suspended since December 31, 2004.

(3)

Includes the following outstanding stock options and restricted stock units: 97,000 stock options under the 2004 Stock Incentive Plan and 126,000 restricted stock units under the 2013 Stock Incentive Plan.

(4)

Does not include restricted stock units because they do not have an exercise price. Does not include the exercise price of options under the Employee Stock Purchase Plan because no such options are outstanding.

(5)

Includes the following shares of Common Stock available for future issuance: 2,728,000 under the 2013 Stock Incentive Plan, 229,000 under the 2018 Formula Restricted Stock Plan and 439,000 under the Employee Stock Purchase Plan. As noted above, grants under the Employee Stock Purchase Plan have been suspended since December 31, 2004.

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2013 through 2018. The Russell 2000 Index is included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to ours than the Standard & Poor’s 500 Index. The Peer Group Index consists of International Speedway Corporation and Dover Motorsports, Inc., which are publicly traded companies that conduct NASCAR and other racing events. The graph assumes $100 was invested on December 31, 2013 in each of our common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and all dividends were reinvested.

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

OPERATING STATEMENT DATA

Years Ended December 31:	2018	2017	2016	2015	2014
(in thousands, except per share data)

Revenues:
Admissions	$78,332	$86,949	$90,639	$100,694	$100,798
Event related revenue (Note 2)	140,210	133,632	142,574	152,283	152,359
NASCAR broadcasting revenue	216,592	209,155	201,804	195,722	186,632
Other operating revenue (Note 1)	26,780	28,622	60,390	31,320	29,293
Total revenues	461,914	458,358	495,407	480,019	469,082

Expenses and other:
Direct expense of events (Note 2)	101,876	98,973	108,460	109,606	107,706
NASCAR event management fees	123,212	119,101	115,304	111,935	107,517
Other direct operating expense (Note 1)	18,502	18,782	43,784	19,541	18,513
General and administrative	100,900	97,602	100,144	98,289	96,762
Depreciation and amortization (Note 4)	54,506	64,831	54,368	61,964	78,426
Interest expense, net	11,449	12,241	13,148	16,811	21,237
Impairment of goodwill and other intangible assets (Note 5)	–	1,117	–	98,868	–
Loss on early debt redemption and refinancing	–	–	–	8,372	–
Other (income) expense, net	(1,906)	1,341	(997)	875	(2,305)
Total expenses and other	408,539	413,988	434,211	526,261	427,856
Income (loss) from continuing operations before income taxes	53,375	44,370	61,196	(46,242)	41,226
Income tax (provision) benefit (Note 8)	(12,926)	103,875	(21,651)	11,879	(15,789)
Income (loss) from continuing operations	40,449	148,245	39,545	(34,363)	25,437
Income (loss) from discontinued operation	–	–	–	–	5,710
Net Income (Loss)	$40,449	$148,245	$39,545	$(34,363)	$31,147

Basic earnings (loss) per share:
Continuing operations	$0.99	$3.61	$0.96	$(0.83)	$0.61
Discontinued operation	–	–	–	–	0.14
Net Income (Loss)	$0.99	$3.61	$0.96	$(0.83)	$0.75
Weighted average shares outstanding	40,910	41,025	41,152	41,284	41,377

Diluted earnings (loss) per share:
Continuing operations	$0.99	$3.61	$0.96	$(0.83)	$0.61
Discontinued operation	–	–	–	–	0.14
Net Income (Loss)	$0.99	$3.61	$0.96	$(0.83)	$0.75
Weighted average shares outstanding	40,922	41,041	41,167	41,312	41,400

BALANCE SHEET DATA
Cash and cash equivalents	$80,568	$81,924	$79,342	$82,010	$110,046
Other intangible assets and goodwill (Note 2)	344,608	344,608	345,725	345,826	444,621
Total assets	1,426,360	1,458,191	1,505,918	1,542,693	1,695,475
Long-term debt (including current maturities and discount or premium, Notes 2 and 6):
Revolving credit facility and term loan	–	30,000	66,000	120,000	150,000
Senior notes	200,000	200,000	200,000	200,000	253,372
Other debt	887	1,049	1,206	1,383	1,445
Stockholders’ equity	934,755	919,223	797,783	784,840	847,782
Cash dividends per share of common stock	$0.60	$0.60	$0.60	$0.60	$0.60

Non-GAAP Financial Information and Reconciliation – Net income and diluted earnings per share as adjusted and set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. Non-GAAP income and diluted earnings per share are derived by adjusting GAAP basis amounts as indicated below. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. See the indicated Notes to the Consolidated Financial Statements below for additional information on these non-GAAP adjustments.

We have not reconciled non-GAAP forward-looking earnings per diluted share to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because, as indicated by our relatively wide range of earnings guidance, forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable. Such factors include various economic factors, the seasonal popularity or success of NASCAR, geopolitical factors, as well as others described in our "Cautionary Note Regarding Forward-looking Statements" and "Risk Factors", any or all of which can significantly impact our future results. These components and other factors could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP, does not have standard meaning and may differ from information or measures used by other entities. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss, or diluted earnings or loss per share, earnings or loss per share, determined in accordance with GAAP. Individual quarterly amounts may not be additive due to rounding. Amounts below are in thousands except per share amounts.

Years Ended December 31:	2018	2017	2016	2015	2014
(in thousands, except per share data)

Net income (loss) using GAAP	$40,449	$148,245	$39,545	$(34,363)	$31,147
Non-recurring benefits of income tax law changes and tax restructuring (2018, 2017, 2016 and 2015), and decrease in accrued interest and penalties on estimated income tax liabilities (2015) (Note 8)	(908)	(119,449)	(546)	(610)	(397)
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 4)	2,005	12,362	357	9,664	24,725
Impairment of goodwill (2017) and other intangible assets (2015), pre-tax (Notes 2 and 8)	–	1,117	–	98,868	–
Interim interest expense, pre-tax	–	–	–	1,688	–
Loss on early debt redemption and refinancing, pre-tax	–	–	–	8,372	–
Gains from involuntary property conversion, and insurance recovery net of accelerated depreciation on damaged assets, pre-tax	–	–	–	–	(1,585)
Loss (income) from discontinued operation, and associated income taxes from various adjustments (2015)	–	–	–	1,259	(5,710)
Aggregate income tax effect of non-GAAP adjustments (excluding income tax law changes)	(468)	(5,005)	(132)	(42,791)	(8,870)
Adjusted non-GAAP net income	$41,078	$37,270	$39,224	$42,087	$39,310

Diluted earnings (loss) per share using GAAP	$0.99	$3.61	$0.96	$(0.83)	$0.75
Non-recurring benefits of income tax law changes and tax restructuring (2018, 2017, 2016 and 2015), and decrease in accrued interest and penalties on estimated income tax liabilities (2015)	(0.02)	(2.91)	(0.01)	(0.01)	(0.01)
Accelerated depreciation on retired assets and costs of removal	0.05	0.30	0.01	0.23	0.60
Impairment of goodwill (2017) and other intangible assets (2015)	–	0.03	–	2.39	–
Interim interest expense	–	–	–	0.04	–
Loss on early debt redemption and refinancing	–	–	–	0.20	–
Gains from involuntary property conversion, and insurance recovery net of accelerated depreciation on damaged assets	–	–	–	–	(0.04)
Discontinued operation, and associated income taxes from various adjustments (2015)	–	–	–	0.03	(0.14)
Aggregate income tax effect of non-GAAP adjustments (excluding income tax law changes)	(0.01)	(0.12)	(0.00)	(1.04)	(0.21)
Adjusted non-GAAP diluted earnings per share	$1.00	$0.91	$0.95	$1.02	$0.95

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and “Risk Factors” included in this report. The classification and composition of our revenues and expenses are discussed in Note 2 to the Consolidated Financial Statements, and certain operating and trend information can be found in “Business – General Overview and Operating Strategy” and our “Selected Financial Data”. See Note 13 to the Consolidated Financial Statements for disclosures on our two segments, which consist of "Motorsports Event Related" and "All Other".

RESULTS OF OPERATIONS

Our core business is promoting, marketing and sponsoring motorsports events and activities. We derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. Management believes the comparative financial information below helps in understanding and comparing our results of operations. The following table shows the composition of selected revenues for the three years ended December 31, 2018 (in thousands):

	2018		2017		2016
Admissions	$78,332	17%	$86,949	19%	$90,639	18%
NASCAR broadcasting	216,592	47%	209,155	46%	201,804	41%
Sponsorships and other event related	131,951	29%	125,457	27%	131,720	26%
Souvenir and other merchandise	23,970	5%	24,831	5%	27,742	6%
Other	11,069	2%	11,966	3%	43,502	9%
Total revenue	$461,914	100%	$458,358	100%	$495,407	100%

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results. A brief overview of certain significant and relevant factors is provided below to help understand our various operating factors, which are further discussed throughout this report where indicated.

Significant Multi-Year Revenues

•

Multi-year, multi-platform NASCAR Broadcasting Rights Agreement through 2024 - broadcasting revenues expected to approximate $226 million in 2019 (discussed above in “Business – Multi-year, Multi-Platform NASCAR Broadcasting Rights”)

•	Our aggregate other long-term, multi-year contracted revenues are significant (discussed above in “Business – General Overview”)

SMI, NASCAR and Other Industry Changes and Improvements in Our Sport

•

2018 Realignment of one NASCAR Monster Energy Cup Series, one Xfinity Series and one Gander Outdoors Truck Series racing event to Las Vegas Motor Speedway (discussed in Note 1 to the Consolidate Financial Statements)

•

Charlotte Motor Speedway conducted NASCAR Monster Energy Cup and Xfinity Series racing events on its new 2.28-mile ROVAL™ infield road course in September 2018 (discussed above in “Business – Operating Strategy”)

•	NASCAR’s ongoing changes and improvements in our sport (discussed above in “Business – Industry Overview”)

Other Significant Factors

•	Unusually high number of our event weekends have experienced poor weather (in “Results of Operations – Impact of Poor Weather” below)
•	Income tax benefits from the Tax Cuts and Jobs Act tax law (discussed in Notes 2 and 8 to the Consolidated Financial Statements)
•	Annual impairment assessment of Other Intangible Assets and Goodwill (discussed in Note 2 to the Consolidated Financial Statements)
•	Ongoing reduced interest costs from debt reduction (discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”)
•	Repurchases of common stock, authorization increased by 1,000,000 shares in February 2018 (discussed in Note 6 to the Consolidated Financial Statements)
•	Unrecognized compensation cost for non-vested share based payments (discussed in Note 11 to the Consolidated Financial Statements)

Competing with Evolving Media and Content Consumption, and Changing Demographics

•	Competing with evolving media and content consumption (discussed above in “Business – Industry Overview”)
•	Changing demographics (discussed above in “Business – Industry Overview, and Operating Strategy”)
•	Significant investments in leading-edge technology – appealing to younger fans (discussed above in “Business – Operating Strategy”)
•	Modern, innovative and entertaining facilities (discussed above in “Business – Operating Strategy”)
•

Facility repurposing, accelerated depreciation and other charges in recent years and anticipated in 2019 (discussed above in “Business – Operating Strategy” and Note 4 to the Consolidated Financial Statements)

•	Our numerous marketing and promotional efforts (discussed above in “Business – Operating Strategy”)

General Factors and Current Operating Trends – Our 2018 race season results reflect lower admissions and higher event related revenues, including increased sponsorship and track rental revenues at certain speedways and higher ancillary broadcasting revenues, on a comparable year-over-year basis. As further discussed in “Impact of Poor Weather” below, our admissions and certain event related revenues and operating expenses were negatively impacted by poor weather surrounding NASCAR and other racing events at seven of our eight speedways in 2018. Several of our events also experienced poor weather last year. Consumer demand for successive events in future periods can be negatively impacted by the success or experience of past events.

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

For certain 2019 events, similar to recent years, management has maintained reduced or lowered ticket and food and beverage prices (particularly for families and children) and is offering extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and offset the ongoing impact of somewhat difficult economic conditions. Many of our fans are purchasing tickets closer to event dates. We have promotional campaigns to incentivize earlier ticket purchasing, season ticket package renewal and purchases by families. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles, management believes these are prudent measures in the current operating environment.

Other Market and Economic Considerations – Although improving, some uncertainty exists as to the strength and duration of the US economic recovery. The President and his administration, and the outcome of upcoming political elections, could further change governmental policies, regulatory environments, and spending sentiment. The impact of any possible new tariffs, higher interest rates, higher tax rates, or possible changes in governmental state and local taxing, regulatory, spending and other policies could also significantly impact consumer and corporate spending, economic recovery and our future results.

Local, regional and national consumer and corporate spending sentiment can be negatively impacted by hurricanes, flooding, fires, earthquakes and other natural disasters, elevated terrorism alerts or fear of violence. Heightened concerns over terrorism alerts or fear of violence can affect public concerns regarding air and other travel and attending large populated locations or venues. Ongoing geopolitical events and fluctuations in currency exchange rates can also impact consumer spending sentiment and travel decisions. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers. We believe our financial performance has not been materially affected by inflation.

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

These and other factors, particularly as related to the success of the Monster Energy NASCAR Cup Series, can significantly impact attendance at our events and our operating results. We continue to commit substantial resources to expanding and enhancing our promotional activities to help offset the ongoing impact of these economic and market factors and conditions. Management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the ongoing racing changes and improvements by NASCAR are successful. See our “Business – Industry Overview”, “Business – Operating Strategy”, “Business – Competition” and “Risk Factors” for additional information on the impact that competition, popularity, changing demographics, changing media and content consumption, ongoing NASCAR improvements and other changes, the success of NASCAR racing in general, and ongoing economic conditions and geopolitical risks, can have on our operating results.

2019 Earnings Guidance – In connection with our fourth quarter and full year 2018 earnings release, management provided non-GAAP full year 2019 earnings guidance of $0.90-$1.10 per diluted share, excluding non-recurring and other special items. The range of earnings guidance reflects the lingering effects of uncertain economic conditions, among other factors. Inclement weather, potential higher fuel, health-care and food costs and continuing underemployment could significantly impact our future results, as well as other factors described in our "Risk Factors" and "Cautionary Note Regarding Forward-looking Statements". See our “Non-GAAP Financial Information and Reconciliation” section above for additional information on reconciling non-GAAP and GAAP financial information.

RACING EVENTS

Set forth below are comparative summaries of our NASCAR Monster Energy Cup and Xfinity Series (“major”) racing events by quarter, and other racing events on an annual basis, as scheduled for 2019 and held in 2018, 2017 and 2016:

	Number of Major NASCAR-sanctioned Events
	2019	2018	2017	2016
1st Quarter	6	4	4	4
2nd Quarter	6	8	8	8
3rd Quarter	10	10	8	8
4th Quarter	2	2	4	4
Total	24	24	24	24

	Other Racing Events
	2019	2018	2017	2016
NASCAR Gander Outdoors Truck Series	8	8	8	8
NASCAR K&N Pro Series	6	5	3	3
NASCAR Whelen Modified Tour	2	3	4	4
National Hot Rod Association	6	6	6	6
IndyCar Series	1	2	2	2
World of Outlaws	3	3	3	3
Automobile Racing Club of America	1	1	1	1
Total	27	28	27	27

YEAR OVER YEAR COMPARISONS OF OPERATING RESULTS

Management believes the comparative information below, the non-GAAP financial information in “Selected Financial Data” above, and the various economic and other factors discussed in “Near-term Operating Factors” above, help in understanding and comparing our results of operations. As further discussed below, these results reflect the negative impact of significant poor weather surrounding a high number of our NASCAR and other racing events in 2018. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees, sales commissions and certain other operating costs.

2018 Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series Race Date Realignments to Las Vegas Motor Speedway – We realigned one annual Monster Energy Cup Series and one annual Gander Outdoors Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in September 2018. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market.

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

Impact of Poor Weather – Our admissions and certain event related revenues and operating expenses reflect the negative impact of significant poor weather surrounding NASCAR and other racing weekends at seven of our eight speedways other than KyS in 2018, and several in 2017 and 2016 as well. The impact of poor weather on the profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in seating capacity and demand, media markets and popularity, among other factors.

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

The more significant races affected by poor weather and other racing schedule changes during the last three years include:

In 2018:

•

Poor weather or excessive heat surrounded Monster Energy NASCAR Cup race weekends at AMS and LVMS in the first quarter, at BMS, CMS, SR and TMS in the second quarter, and at BMS, LVMS and NHMS in the third quarter

•

One NASCAR Monster Energy Cup and one annual Gander Outdoors Truck Series racing event from NHMS, and one Xfinity Series racing event from KyS, were realigned to LVMS in 2018 (the “2018 LVMS Race Date Realignments”)

•	TMS held one Red Bull Air Race in 2018 that was not held in 2017 or 2016

In 2017 and 2016:

•	Poor weather surrounded Monster Energy NASCAR Cup race weekends at BMS and CMS in the second quarter, at BMS and NHMS in the third quarter, and at CMS in the fourth quarter 2017
•

Poor weather surrounded Monster Energy NASCAR Cup race weekends at LVMS in the first quarter, at CMS and TMS in the second quarter, at BMS in the third quarter, and at CMS and TMS in the fourth quarter 2016

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total Revenues for 2018 increased by $3.6 million, or 0.7%, over such revenues for 2017 due to the factors discussed below.

Admissions for 2018 decreased by $8.6 million, or 9.9%, from such revenue for 2017. This decrease is due primarily to lower overall admissions revenue at certain NASCAR racing events on a comparable year-over-year basis, including generally poor weather or excessive heat surrounding racing events at seven of our eight speedways in 2018. The decrease also reflects recognized revenue associated with TMS’s 2017 IndyCar race as further described in Note 2 to the Consolidated Financial Statements. The overall decrease was partially offset by higher admissions revenue associated with the 2018 LVMS Race Date Realignments, NASCAR racing events conducted on CMS’s new ROVAL™ road course, and at LVMS’s major NHRA racing events on a comparable year-over-year basis.

Event Related Revenue for 2018 increased by $6.6 million, or 4.9%, over such revenue for 2017. This increase is due primarily to the 2018 LVMS Race Date Realignments and higher sponsorship revenues for certain NASCAR and non-NASCAR racing events in 2018. The increase also reflects higher track rentals, including revenues associated with a TMS airshow held in 2018 that was not held in 2017, and higher ancillary broadcasting revenues on a comparable year-over-year basis. The overall increase was partially offset by certain lower event related revenues associated with the negative impact of lower overall attendance and poor weather at NASCAR and other racing events, on a comparable year-over-year basis.

NASCAR Broadcasting Revenue for 2018 increased by $7.4 million, or 3.6%, over such revenue for 2017. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year basis (the 2018 LVMS Race Date Realignments had no net impact).

Other Operating Revenue for 2018 decreased by $1.8 million, or 6.4%, from such revenue for 2017. This decrease is due primarily to lower Oil-Chem, TMS natural gas mineral rights royalty, and Legend Cars revenues in 2018 as compared to 2017.

Direct Expense of Events for 2018 increased by $2.9 million, or 2.9%, over such expense for 2017. This increase is due primarily to higher costs from the 2018 LVMS Race Date Realignments, the TMS air race held in 2018 that was not held in 2017, and additional operating costs associated with conducting delayed or postponed racing events due to poor weather on a comparable year-over-year basis. The overall increase was partially offset by lower advertising and other operating costs associated with lower attendance and certain event related revenues for NASCAR racing events on a comparable year-over-year basis.

NASCAR Event Management Fees for 2018 increased by $4.1 million, or 3.5%, over such expense for 2017. This increase reflects higher annual contractual race event management fees for NASCAR-sanctioned racing events as compared to last year (the 2018 LVMS Race Date Realignments had no net impact).

Other Direct Operating Expense for 2018 decreased by $280,000, or 1.5%, from such expense for 2017. This decrease is due primarily to decreased operating costs associated with lower Oil-Chem and Legend Cars revenues in 2018 as compared to 2017, and to a combination of individually insignificant items.

General and Administrative Expense for 2018 increased by $3.3 million, or 3.4%, over such expense for 2017. This increase reflects wage cost inflation, and higher property taxes, shared services expense, and utility costs in 2018 as compared to 2017.

Depreciation and Amortization Expense for 2018 decreased by $10.3 million, or 15.9%, from such expense for 2017. This decrease is due primarily to recording pre-tax accelerated depreciation on retired assets of $1.8 million in 2018 compared to $11.1 million in 2017 as further described in Note 4 to the Consolidated Financial Statements. The decrease also reflects, to a much smaller extent, lower depreciation on certain assets now fully depreciated. The overall decrease was partially offset by depreciation on capital expenditures placed into service.

Interest Expense, Net for 2018 was $11.4 million compared to $12.2 million for 2017. This change is due primarily to lower total outstanding debt, partially offset by higher interest rates on Credit Facility borrowings, in 2018 as compared to 2017.

Impairment of Goodwill for 2017 represents a non-cash pre-tax impairment charge of $1.1 million to eliminate goodwill associated with certain souvenir merchandising activities as further described in Note 2 to the Consolidated Financial Statements.

Other Income, Net for 2018 was $1.9 million compared to other expense, net of $1.3 million for 2017. This change is due primarily to higher gains on disposals of certain property and lower removal costs associated with retired assets in 2018 as compared to 2017, as further described in Notes 2 and 4 to the Consolidated Financial Statements. The change also reflects an estimated loss associated with storm damage to certain AMS facilities in 2017, and a combination of individually insignificant items.

Income Tax (Provision) Benefit. As further described in Note 8 to the Consolidated Financial Statements, our effective income tax rate for 2018 was 24.2% and for 2017 was 234.1% (benefit). Our 2018 tax rate reflects the lower US corporate federal tax rate under the Tax Cuts and Jobs Act, and a non-recurring tax benefit of $908,000 resulting from certain state and federal income tax law changes. Our 2017 tax rate reflects a one-time material reduction of our net deferred income tax liabilities, and corresponding income tax benefit, of $119.4 million resulting primarily from re-measurement of our deferred tax assets and liabilities using the lower federal statutory tax rate of 21% under the December 2017 enacted Tax Act. The 2017 tax rate also reflects non-recurring tax benefits to reduce net deferred income tax liabilities for lower state income tax rates associated with race date realignments and certain state income tax law changes, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards.

Net Income for 2018 was $40.4 million compared to $148.2 million for 2017. This change is due to the factors discussed above.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total Revenues for 2017 decreased by $37.0 million, or 7.5%, from such revenues for 2016 due to hosting “the Battle at Bristol” weekend in 2016 and other factors discussed below.

Admissions for 2017 decreased by $3.7 million, or 4.1%, from such revenue for 2016. This decrease is due primarily to lower overall admissions revenue at certain NASCAR racing events on a comparable year-over-year basis. Several of our NASCAR and other racing events were negatively impacted by poor weather as further described above. The overall decrease was partially offset by recognized revenue associated with TMS’s 2017 IndyCar race as further described in Note 2 to the Consolidated Financial Statements, and higher admission revenues associated with certain non-NASCAR racing events held in 2017.

Event Related Revenue for 2017 decreased by $8.9 million, or 6.3%, from such revenue for 2017. This decrease is due to lower overall marketing, luxury suite rental, souvenir merchandising, radio broadcasting and certain other event related revenues for NASCAR racing events on a comparable year-over-year basis. Certain NASCAR and other racing events were negatively impacted by poor weather, including the associated impact on attendance, as further described above. The overall decrease was partially offset by higher track rental revenues at certain Company speedways and, to a lesser degree, higher ancillary broadcasting revenues in 2017 as compared to 2016.

NASCAR Broadcasting Revenue for 2017 increased by $7.4 million, or 3.6%, over such revenue for 2016. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year basis.

Other Operating Revenue for 2017 decreased by $31.8 million, or 52.6%, from such revenue for 2016. Most of this decrease is due to revenues associated with hosting “the Battle at Bristol” weekend in 2016. The decrease is also due, to a much lesser extent, to lower Oil-Chem and TMS natural gas mineral rights royalty revenues in 2017 as compared to 2016.

Direct Expense of Events for 2017 decreased by $9.5 million, or 8.7%, from such expense for 2016. This decrease reflects lower advertising, souvenir merchandising and other operating costs associated with NASCAR racing events on a comparable year-over-year basis. The decrease also reflects lower additional operating costs associated with conducting delayed or postponed racing events due to poor weather in 2017 as compared to 2016. The overall decrease was partially offset by higher pre-race and post-race entertainment costs at certain speedways on a comparable year-over-year event basis.

NASCAR Event Management Fees for 2017 increased by $3.8 million, or 3.3%, over such expense for 2016. This increase reflects higher annual contractual race event management fees for NASCAR-sanctioned racing events as compared to last year.

Other Direct Operating Expense for 2017 decreased by $25.0 million, or 57.1%, from such expense for 2016. Most of this decrease is due to direct expenses associated with hosting “the Battle at Bristol” weekend in 2016. The decrease is also due, to a much lesser extent, to reduced operating costs associated with lower Oil-Chem revenues in 2017 as compared to 2016.

General and Administrative Expense for 2017 decreased by $2.5 million, or 2.5%, from such expense for 2016. This decrease reflects lower overall wage costs in 2017 as compared to 2016, compensation and other indirect costs associated with hosting “the Battle at Bristol” weekend in 2016, and a combination of individually insignificant items. The overall decrease was partially offset by higher legal and other professional fees in 2017 as compared to 2016.

Depreciation and Amortization Expense for 2017 increased by $10.5 million, or 19.2%, over such expense for 2016. This increase is due primarily to recording pre-tax accelerated depreciation of $11.1 million on retired assets in 2017 (as further described in Note 4 to the Consolidated Financial Statements). The increase also reflects depreciation on capital expenditures placed into service, partially offset by lower depreciation on certain assets now fully depreciated.

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

Income Tax Benefit (Provision). As further described in Notes 2 and 8 to the Consolidated Financial Statements, our effective income tax rate for 2017 was 234.1% (benefit) and for 2016 was 35.4% (expense). Our 2017 tax rate reflects a one-time material reduction of our net deferred income tax liabilities, and corresponding income tax benefit, of $119.4 million resulting primarily from re-measurement of our deferred tax assets and liabilities using the new lower federal statutory tax rate of 21% under the December 2017 enacted Tax Act (was previously 35%). The 2017 tax rate also reflects non-recurring tax benefits to reduce net deferred income tax liabilities for lower state income tax rates associated with race date realignments and certain state income tax law changes, partially offset by reduced deferred tax assets associated with certain state net operating loss carryforwards. Our 2016 effective tax rate reflects non-recurring tax benefits of $546,000 resulting from certain state income tax law changes.

Net Income for 2017 was $148.2 million compared to $39.5 million for 2016. This change is due to the factors discussed above.

The table below shows the relationship of our income and expenses relative to total revenue for each of the three years ended December 31, 2018:

	Percentage of Total Revenue
Years Ended December 31:	2018	2017	2016
Revenues:
Admissions	17%	19%	18%
Event related revenue	30	29	29
NASCAR broadcasting revenue	47	46	41
Other operating revenue	6	6	12
Total revenues	100	100	100
Expenses and other:
Direct expense of events	22	22	22
NASCAR event management fees	26	26	23
Other direct operating expense	4	4	9
General and administrative	22	21	20
Depreciation and amortization	12	14	11
Interest expense, net	2	3	3
Impairment of goodwill	–	0	–
Other (income) expense, net	(0)	0	(0)
Total expenses and other	88	90	88
Income before income taxes	12	10	12
Income tax (provision) benefit	(3)	22	(4)
Net income	9%	32%	8%

COMPARISON OF QUARTERLY RESULTS

As further described in Note 2 to the Consolidated Financial Statements, certain event related revenue should have been recognized quarterly in 2018 as performance obligations were satisfied under the new ASC 606 revenue recognition guidance, whereas under prior guidance revenue was recognized when fixed and determinable. We also determined that contracted direct expense of events for track rentals and certain other events that are rebilled to customers should be presented gross rather than netted against event related revenues in 2017 and 2018. These revisions were not material to any of the prior interim financial statements. The combined effects of these revisions on our previously filed Quarterly Reports on Form 10-Q are as follows:

The 2018 quarterly results presented below reflect the effects of these revisions as follows:

●	total revenues increased $1.6 million, $1.0 million and $2.7 million for the 1st, 2nd and 3rd quarters
●	total expenses increased $1.1 million, $2.6 million and $2.1 million for the 1st, 2nd and 3rd quarters
●	net loss decreased $399,000 for the 1st quarter, net income decreased $1.2 million for the 2nd quarter, and net income increased $398,000 for the 3rd quarter
●

basic and diluted loss per share decreased $0.01 for the 1st quarter, basic and diluted earnings per share decreased $0.03 for the 2nd quarter, and basic and diluted earnings per share increased $0.01 for the 3rd quarter

The 2017 quarterly results presented below reflect the effects of these revisions as follows:

●	total revenues and expenses both increased by $488,000, $1.8 million, $1.5 million and $1.0 million for the 1st, 2nd, 3rd and 4th quarters

Except as discussed above, the quarterly information below is derived from our Quarterly Reports on Form 10-Q as filed. See “Racing Events” above for additional comparative information on quarterly changes of our Monster Energy Cup and Xfinity Series racing events. As further described in the indicated Notes to the Consolidated Financial Statements, we recorded certain non-recurring benefits related to state income tax law changes (Note 8) in the first quarter 2018, and accelerated depreciation on retired assets and costs of removal (Notes 2 and 4) in the fourth quarter 2018. We recorded accelerated depreciation on retired assets and costs of removal in the first and fourth quarters 2017 (Notes 2 and 4), an impairment charge on goodwill in the second quarter 2017 (Note 2), and income tax benefits ($119.4 million or $2.91 per diluted share) related to enactment of the Tax Act in the fourth quarter 2017 (Note 2 and 8). Where computations are anti-dilutive, reported basic and diluted per share amounts are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts may not be additive due to rounding.

	2018					2017
	(in thousands, except per share amounts) (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$75,963	$166,855	$162,741	$56,355	$461,914	$76,932	$171,809	$132,205	$77,412	$458,358
Total expenses	79,248	127,472	130,059	71,760	408,539	80,938	129,284	117,554	86,211	413,987
Sub-total	(3,285)	39,383	32,682	(15,405)	53,375	(4,006)	42,525	14,651	(8,799)	44,371
Impairment of goodwill	–	–	–	–	–	–	(1)	–	–	(1)
Income tax benefit (provision)	965	(8,677)	(8,217)	3,003	(12,926)	2,071	(15,218)	(5,440)	122,462	103,875
Net (loss) income	$(2,320)	$30,706	$24,465	$(12,402)	$40,449	$(1,935)	$27,306	$9,211	$113,663	$148,245

Basic (loss) earnings per share	$(0.06)	$0.75	$0.60	$(0.30)	$0.99	$(0.05)	$0.67	$0.22	$2.77	$3.61
Diluted (loss) earnings per share	$(0.06)	$0.75	$0.60	$(0.30)	$0.99	$(0.05)	$0.67	$0.22	$2.77	$3.61

Major NASCAR -sanctioned events	4	8	10	2	24	4	8	8	4	24

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt offerings. Significant changes in our financial condition and liquidity during 2018, 2017 and 2016 resulted primarily from:

(1)	net cash provided by operations amounting to $90.4 million in 2018, $90.6 million in 2017 and $113.5 million in 2016
(2)	repayments of long-term debt amounting to $30.2 million in 2018, $36.2 million in 2017 and $54.2 million in 2016
(3)	payment of quarterly cash dividends amounting to $24.6 million in 2018, $24.7 million in 2017 and $24.8 million in 2016
(4)	repurchases of common stock amounting to $5.3 million in 2018, $6.1 million in 2017 and $5.8 million in 2016
(5)	cash outlays for capital expenditures amounting to $34.1 million in 2018, $25.7 million in 2017 and $34.6 million in 2016
(6)	cash proceeds from sales of property and equipment amounting to $2.4 million in 2018, $3.6 million in 2017 and $2.7 million in 2016

The following is additional information on our accompanying Consolidated Statements of Cash Flows. Changes in cash flows from operating activities reflect: (i) certain accounts receivable and deferred race event and other income are netted under the new revenue recognition guidance, (ii) cash payments for income taxes of $11.8 million in 2018, $19.0 million in 2017 and $867,000 in 2016 and (iii) changes in accounts receivable and deferred race event and other income associated with hosting “the Battle at Bristol” weekend in 2016.

We had the following contractual obligations as of December 31, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:(1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$36,961	$36,961	–	–	–
Long-term debt, bank credit facility and senior notes(2)	200,887	167	$349	$200,371	–
Other liabilities	6,441	–	–	6,441	–
Interest on fixed rate debt obligations(3)	41,911	10,272	20,528	11,111	–
Deferred income taxes(4)	201,486	–	–	–	$201,486
Interest on floating rate credit facility debt(3)	–	–	–	–	–
NASCAR event management fees(5)	258,843	127,574	131,269	–	–
Contracted capital expenditures(1)	366	366	–	–	–
Declared dividends on common stock(6)	6,150	6,150	–	–	–
Operating leases	3,012	1,152	1,359	301	200
Total Contractual Cash Obligations	$756,057	$182,642	$153,505	$218,224	$201,686

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit (2)	$587	$587	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes approximated $11.8 million in 2018); and (b) capital expenditures that may be made although not under contract (cash paid for capital expenditures approximated $34.1 million in 2018).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt. As of December 31, 2018, there were no outstanding borrowings under the Credit Facility, and we had availability for borrowing up to an additional $99.4 million, including up to an additional $49.4 million in letters of credit.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after December 31, 2018. In February 2019, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in March 2019. Quarterly cash dividends paid in 2018 totaled approximately $24.6 million.

LIQUIDITY

The factors described below pertain to our liquidity. Additional information on certain factors can be found where indicated, and is not repeated in this section.

As of December 31, 2018, our cash and cash equivalents totaled $80.6 million, and we had no outstanding borrowings under the Credit Facility (or Term Loan). Our outstanding letters of credit amounted to $587,000, and we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any.

Our Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements through 2024. A substantial portion of our core revenues and profits in recent years has resulted from multi-platform broadcasting rights contracts between NASCAR and various television networks (47% of our total revenues in 2018). As further described above in “Business – NASCAR Broadcasting Rights”, these ten-year broadcasting agreements are anticipated to provide us annual contracted revenue increases of almost four percent, and our total contracted NASCAR broadcasting revenues are expected to approximate $226 million in 2019. SMI has separate five-year Event Management Agreements with NASCAR under which our speedways conduct NASCAR-sanctioned race events through 2020, and contain annual increases of three to four percent.

Many of our sponsorships and corporate marketing contracts are for multiple years. Most of our NASCAR Monster Energy Cup, Xfinity and Gander Outdoors Truck Series event sponsorships for the 2019 racing season, and many for years beyond 2019, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities with entities largely involved in motorsports. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions.

Income Taxes – At December 31, 2018, we had net deferred tax liabilities of approximately $201.5 million and liabilities for uncertain tax benefits of $11.7 million as further described in Note 8 to the Consolidated Financial Statements. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, our net deferred tax liabilities remain material after significant reduction under the Tax Act in 2017. The likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. Such reversal resulted in higher cash paid for income taxes in 2018 and 2017 as compared to recent years ($11.8 million 2018 and $19.0 million in 2017 compared to $867,000 in 2016). While we anticipate our future cash outlays for income taxes under the Tax Act will be relatively lower than under previous tax law, such future payments are expected to remain substantial. See our "Risk Factors" for additional information on our income taxes.

General Debt Overview – We have reduced total long-term debt by approximately $30.2 million in 2018 and $232.0 million in 2014 through 2017, and reduced interest costs through principal repayment and various financing transactions. Interest costs under our Credit Facility have been decreasing each year from repayments and lower outstanding borrowings. The structured repayment of Term Loan borrowings over five years and lower interest costs under the 2023 Senior Notes have reduced our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in increases in interest rates and other borrowing costs. See our "Risk Factors" for other factors related to our debt and general economic conditions.

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100.0 million senior secured revolving credit facility, (ii) provides for a five-year $150.0 million senior secured term loan (which was fully drawn) and a five-year delayed draw term loan of up to $50.0 million (which was fully drawn and repaid); (iii) matures in December 2019; and (iv) contains an accordion feature with specified limits and conditions. The Term Loan required equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis (fully repaid as of December 31, 2018).

2023 Senior Notes – We completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the 2023 Senior Notes), and an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015.

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. The terms and conditions of our debt agreements, including dividend, redemption, right of payment, cross-default acceleration and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements. Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining a consolidated interest coverage ratio of no less than 3.25 to 1.0. Our ability to maintain compliance can be affected by events beyond our control. As further described in our “Risk Factors”, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding. We were in compliance with all debt covenants as of December 31, 2018.

Stock Repurchase Program – Information and activity regarding our stock repurchase program can be found in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K, and is not repeated here.

Dividends – Information regarding permitted and paid dividends can be found in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K, and is not repeated here.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. Our capital expenditures amounted to $34.1 million in 2018, $25.7 million in 2017 and $34.6 million in 2016. At this time, aggregate payments for capital expenditures in 2019 are estimated to approximate $20.0 to $30.0 million. As of December 31, 2018, contractual obligations for capital expenditures are not significant. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

At December 31, 2018, we had various construction projects underway. In 2019, similar to 2018, we continue to modernize various speedway spectator and other gathering areas, similar to high-end sports bars and close to our restart zones at certain speedways, and upgrade luxury suites. These areas include expanded premium “spectator-box” seating, premium hospitality, fan-zone entertainment and other first-class fan amenities. In 2018, we completed enhancement of CMS’s new ROVAL™ road course, a new high-end clubhouse at LVMS, and expansion of “The Strip at Las Vegas Motor Speedway” into a distinctive, lighted “four lane” racing configuration. We continue, similar to 2018, to invest in social media and web application technology to attract and enhance the entertainment experience of our race fans, and upgrade media centers at certain speedways.

In 2017, we repaved and reprofiled TMS’s superspeedway, and continued enhancement of CMS’s ROVAL™ road course. We also repurposed various seating areas at CMS, including an outdoor “Sun Deck” with nearby solar panels as part of our “green initiatives". In 2016, we completed installation of the world’s largest outdoor, center-hung high-definition video board and a new public sound system at BMS, and higher-end leader boards at certain other speedways. We also regraded and repaved KyS’s superspeedway racing surface, continued modernizing and expanding fan-zone entertainment and premium hospitality areas at several speedways, and acquired certain real property surrounding CMS in 2016.

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

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing and other events (Note 2)
•	Accounting for NASCAR broadcasting revenue and event management fees (Note 2)
•	Revenue recognition for: marketing agreements, non-racing event deferred income and non-event souvenir merchandise and other revenues (Note 2)
•	Annual assessment for possible impairment of other intangible assets and goodwill (discussed below and in Note 2)
•	Accelerated depreciation and costs of removal associated with repurposed seating areas and other facilities (discussed below and in Notes 2 and 4)
•	Accounting for income taxes and related uncertainties in income taxes (discussion in “Risk Factors” and Notes 2 and 8)
•	Accounting for leases (Note 2)
•	Interest expense and deferred loan cost amortization (Note 2)
•	Loss contingencies and financial guarantees (Note 2)
•	Accounting for share-based compensation (Note 11)
•	Fair value of financial instruments (Note 2)

Recoverability of Property and Equipment and Impairment of Other Intangible Assets and Goodwill – As of December 31, 2018, we had net property and equipment of $936.6 million, net other intangible assets of $298.4 million and goodwill of $46.2 million. As described in Note 2 to the Consolidated Financial Statements, we follow applicable authoritative guidance which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. The estimated excess of fair value of identified intangible assets associated with NHMS and TMS is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. The methods, assumptions and business factors used in our annual impairment assessment, and factors associated with recoverability and other impairment considerations are described in Note 2 to the Consolidated Financial Statements and our “Risk Factors” above, and are not repeated here.

Depreciable Lives for Property and Equipment – At December 31, 2018, we have net property and equipment of $936.6 million. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation expense, and believes such estimated useful lives are appropriate as of December 31, 2018.

Our accounting policies for recording associated accelerated depreciation and costs of removal and disposal are further described in Notes 2 and 4 to the Consolidated Financial Statements, and are not repeated here. Notwithstanding sizable non-cash charges in recent years, the carrying values for seating and luxury suites at each of our speedways are material. Depending on future management plans, we could record additional accelerated depreciation, change depreciable lives, write off remaining undepreciated net book value of associated assets, or recognize costs of demolition and disposal, all or some of which could have a material adverse impact on our future financial condition or results of operations.

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

Legal Proceedings and Contingencies – We are involved in various legal matters from time to time, and intend to continue defending existing or new legal actions in 2019. We use a combination of insurance and self-insurance to manage various risks associated with our speedways, other properties and motorsports events, and other business risks. See our “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters will have a material adverse effect on our future financial position, results of operations or cash flows. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our future financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of December 31, 2018, there were no outstanding borrowings under our floating interest rate Credit Facility and no interest rate or other swaps. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. As of December 31, 2018, we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility as further described in Note 6 to the Consolidated Financial Statements.

The table below presents floating rate principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2018 and 2017 (in thousands):

	Carrying Value		Fair Value
	2018	2017	2018	2017	Maturity Dates
Floating rate revolving Credit Facility, all Term Loan (1)	–	$30,000	–	$30,000	December 2019
5.125% Senior Notes	$200,000	200,000	$195,000	205,000	February 2023

(1)	The weighted average interest rate on Credit Facility borrowings was 3.1% in 2018 and 2.3% in 2017.

Other Market Risk – Our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of December 31, 2018 and 2017, we had aggregate outstanding letters of credit of $587,000 and $698,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows. Also, we had no instruments or securities with equity price risk as of December 31, 2018 and 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and its subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 14, 2019

We have served as the Company’s auditor since 2007.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31:	2018	2017
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$80,568	$81,924
Accounts receivable, net (Note 2)	19,497	28,459
Prepaid and refundable income taxes	960	2,135
Inventories, net	8,018	7,283
Prepaid expenses and other current assets (Note 2)	11,911	11,044
Total Current Assets	120,954	130,845
Note Receivable	613	799
Other Assets	23,634	23,724
Property and Equipment, Net (Note 4)	936,551	958,215
Other Intangible Assets	298,383	298,383
Goodwill	46,225	46,225
Total	$1,426,360	$1,458,191

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$167	$7,662
Accounts payable	10,376	12,017
Deferred race event and other income (Note 2)	33,868	48,290
Accrued income taxes	689	383
Accrued interest	4,295	4,307
Accrued expenses and other current liabilities	21,601	23,585
Total Current Liabilities	70,996	96,244
Long-term Debt	198,002	219,452
Deferred Income	2,357	3,054
Deferred Income Taxes, Net	201,486	201,760
Other Liabilities	18,764	18,458
Total Liabilities	491,605	538,968
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 40,854,000 in 2018 and 40,992,000 in 2017	463	461
Additional Paid-in Capital	266,366	262,885
Retained Earnings	785,251	767,859
Treasury Stock at cost, shares – 5,436,000 in 2018 and 5,137,000 in 2017	(117,325)	(111,982)
Total Stockholders’ Equity	934,755	919,223
Total	$1,426,360	$1,458,191

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31:	2018	2017	2016
(In thousands, except per share amounts)

Revenues:
Admissions	$78,332	$86,949	$90,639
Event related revenue (Note 2)	140,210	133,632	142,574
NASCAR broadcasting revenue (Note 2)	216,592	209,155	201,804
Other operating revenue (Note 1)	26,780	28,622	60,390
Total Revenues	461,914	458,358	495,407

Expenses and Other:
Direct expense of events (Note 2)	101,876	98,973	108,460
NASCAR event management fees (Note 2)	123,212	119,101	115,304
Other direct operating expense (Note 1)	18,502	18,782	43,784
General and administrative	100,900	97,602	100,144
Depreciation and amortization (Note 4)	54,506	64,831	54,368
Interest expense, net	11,449	12,241	13,148
Impairment of goodwill (Note 2)	–	1,117	–
Other (income) expense, net	(1,906)	1,341	(997)
Total Expenses and Other	408,539	413,988	434,211
Income Before Income Taxes	53,375	44,370	61,196
Income Tax (Provision) Benefit (Note 8)	(12,926)	103,875	(21,651)
Net Income	$40,449	$148,245	$39,545

Basic Earnings Per Share	$0.99	$3.61	$0.96
Weighted Average Shares Outstanding	40,910	41,025	41,152

Diluted Earnings Per Share	$0.99	$3.61	$0.96
Weighted Average Shares Outstanding	40,922	41,041	41,167

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31,	Outstanding Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders’
2018, 2017 and 2016:	Shares	Amount	Capital	Earnings	Stock	Equity
(In thousands)

Balance, January 1, 2016	41,235	$458	$255,294	$629,115	$(100,027)	$784,840
Net income	–	–	–	39,545	–	39,545
Share-based compensation, net of windfall tax benefits adjustment	162	1	3,404	407	–	3,812
Exercise of stock options	11	–	182	–	–	182
Cash dividends of $0.60 per share of common stock	–	–	–	(24,759)	–	(24,759)
Repurchases of common stock at cost	(310)	–	–	–	(5,837)	(5,837)
Balance, December 31, 2016	41,098	459	258,880	644,308	(105,864)	797,783
Net income	–	–	–	148,245	–	148,245
Share-based compensation	160	2	3,364	–	–	3,366
Exercise of stock options	41	–	641	–	–	641
Cash dividends of $0.60 per share of common stock	–	–	–	(24,694)	–	(24,694)
Repurchases of common stock at cost	(307)	–	–	–	(6,118)	(6,118)
Balance, December 31, 2017	40,992	461	262,885	767,859	(111,982)	919,223
Net income	–	–	–	40,449	–	40,449
Adjustment for adoption of revenue recognition standards using modified retrospective method (Note 2)	–	–	–	1,567	–	1,567
Share-based compensation	161	2	3,481	–	–	3,483
Cash dividends of $0.60 per share of common stock	–	–	–	(24,624)	–	(24,624)
Repurchases of common stock at cost	(299)	–	–	–	(5,343)	(5,343)
Balance, December 31, 2018	40,854	$463	$266,366	$785,251	$(117,325)	$934,755

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31: (In thousands)	2018	2017	2016

Cash Flows from Operating Activities:
Net income	$40,449	$148,245	$39,545
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	–	1,117	–
Gain on disposals of property and equipment and other assets	(2,286)	(944)	(1,412)
Deferred loan cost amortization	1,525	1,540	1,520
Depreciation and amortization	54,506	64,831	54,368
Amortization of deferred income	(798)	(905)	(944)
Deferred income tax provision (Note 8)	(124)	(127,722)	19,543
Share-based compensation	3,483	3,366	3,405
Changes in operating assets and liabilities:
Accounts receivable (Note 2)	11,053	881	10,256
Prepaid, refundable and accrued income taxes	1,365	4,597	1,543
Inventories	(735)	929	499
Prepaid expenses and other current assets	(867)	774	2,426
Accounts payable	(382)	(1,256)	101
Deferred race event and other income (Note 2)	(14,430)	(4,261)	(14,891)
Accrued interest	(12)	(4)	20
Accrued expenses and other liabilities	(1,984)	(326)	(2,316)
Deferred income	109	217	138
Other assets and liabilities	(463)	(519)	(281)
Net Cash Provided By Operating Activities	90,409	90,560	113,520

Cash Flows from Financing Activities:
Principal payments on long-term debt	(30,162)	(36,157)	(54,177)
Exercise of common stock options	–	641	182
Dividend payments on common stock	(24,624)	(24,694)	(24,759)
Repurchases of common stock	(5,343)	(6,118)	(5,837)
Net Cash Used By Financing Activities	(60,129)	(66,328)	(84,591)

Cash Flows from Investing Activities:
Payments for capital expenditures	(34,147)	(25,668)	(34,635)
Proceeds from sales of property and equipment and other assets	2,394	3,620	2,742
Repayment of note receivable	176	448	243
Net Cash Used By Investing Activities	(31,577)	(21,600)	(31,650)
Net (Decrease) Increase In Cash and Cash Equivalents	(1,297)	2,632	(2,721)
Cash and Cash Equivalents at Beginning of Year	82,200	79,568	82,289
Cash and Cash Equivalents at End of Year	$80,903	$82,200	$79,568

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$11,995	$12,773	$13,322
Cash paid for income taxes	11,750	18,957	867
Supplemental Non-cash Investing and Financing Activities Information:
(Decrease) increase in accounts payable for capital expenditures	(1,259)	(224)	1,284

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

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

In early 2019, the NASCAR Camping World Truck Series became the NASCAR Gander Outdoors Truck Series and that naming convention is used throughout this document.

2018 Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series Race Date Realignments to Las Vegas Motor Speedway – We realigned one annual Monster Energy Cup Series and one annual Gander Outdoors Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in September 2018. We considered many factors, including the popularity, demand, alternative uses and revenues, and potential net increase in long-term future profitability from conducting additional annual NASCAR racing events in the LVMS market.

Racing Events – As further described in Note 2, we derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. In 2018, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Gander Outdoors Truck Series, five NASCAR K&N Pro Series, three NASCAR Whelen Modified Tour, two IndyCar Series, six major National Hot Rod Association, one Automobile Racing Club of America and three World of Outlaws racing events. In 2017, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Gander Outdoors Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events. In 2016, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Gander Outdoors Truck Series, three NASCAR K&N Pro Series, four NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one ARCA and three WOO racing events.

Our 2018 race season, as well as 2017 and 2016, experienced a high number of event weekends with significant poor weather. Our admissions and certain event related revenues and operating expenses reflect the negative impact of poor weather surrounding NASCAR and other racing events. The more significant races affected by poor weather and other racing schedule changes during the last three years include:

In 2018:

•

Poor weather or excessive heat surrounded Monster Energy NASCAR Cup race weekends at AMS and LVMS in the first quarter, at BMS, CMS, SR and TMS in the second quarter, and at BMS, LVMS and NHMS in the third quarter (7 of our 8 speedways)

•	One NASCAR Monster Energy Cup and one annual Gander Outdoors Truck Series racing event from NHMS, and one Xfinity Series racing event from KyS, were realigned to LVMS in 2018
•	TMS held one Red Bull Air Race in 2018 that was not held in 2017 or 2016

In 2017 and 2016:

•	Poor weather surrounded Monster Energy NASCAR Cup race weekends at BMS and CMS in the second quarter, at BMS and NHMS in the third quarter, and at CMS in the fourth quarter 2017
•

Poor weather surrounded Monster Energy NASCAR Cup race weekends at LVMS in the first quarter, at CMS and TMS in the second quarter, at BMS in the third quarter, and at CMS and TMS in the fourth quarter 2016

Effective August 2018, we announced “The SMI Weather Guarantee” for all NASCAR-sanctioned races held at our eight speedways. If inclement weather postpones a NASCAR race, and ticketholders are unable to attend on a rescheduled date, fans can obtain a credit toward future NASCAR races held at any SMI speedway. Unused paid race tickets may be exchanged for tickets of equal or lesser value within one calendar year of the original event date or for the same race in the following year, subject to certain restrictions and requirements. Cash refunds are not available and the guarantee does not apply to delayed or shortened races. Tickets honored under this program were not significant in 2018.

In 2016, poor weather resulted in postponing and rescheduling an IndyCar race at TMS and we honored unused tickets through exchange for race tickets to TMS’s Monster Energy NASCAR Cup or IndyCar race in 2017. Cash refunds were not offered and tickets exchanged for 2017 race events were not significant. At December 31, 2016, we had deferred race event income of $524,000 for unredeemed tickets associated with TMS’s 2016 IndyCar race, all of which was recognized in 2017.

Seasonality – Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Realignment or concentration of racing or other events in any particular future quarter, particularly NASCAR Cup racing events, may tend to minimize or concentrate operating income in respective future quarters, corresponding with the move of race dates between quarters. The profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors.

Racing schedule changes can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. For example, we realigned one annual Monster Energy NASCAR Cup race and one annual NASCAR Gander Outdoors Truck race from NHMS, and one annual NASCAR Xfinity race from KyS, to LVMS in September 2018. We also moved one annual Monster Energy NASCAR Cup race and one annual NASCAR Xfinity race at CMS to the third quarter 2018 from the fourth quarter 2017. In 2019, we are moving TMS’s spring Monster Energy NASCAR Cup weekend races previously held in the second quarter to the first quarter 2019. Such changes can significantly impact our annual cash flow cycles because we sell many tickets and event related revenues in advance and certain NASCAR broadcasting revenue payments are received after events are held.

The Battle at Bristol in 2016 – In 2016, BMS hosted two collegiate football games, one of which (the “Battle at Bristol”) included a large preceding concert. These events had a material positive effect on our 2016 operating results, and associated revenues and direct expenses are reflected in “other operating revenue” and “other direct operating expense”, and our “all other” reporting segment (see Note 13). Management believes reporting these results separate from our core business of motorsports operations is appropriate as we do not have additional football games scheduled at this time (nor were any held before). Those results are not indicative of future results that can be expected or forecast.

2.	SIGNIFICANT ACCOUNTING POLICIES

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

Revenue and Expense Classification – We classify our revenues, among other categories, as follows:

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
•

Other operating revenue – includes certain merchandising, including screen-printing and embroidery, revenues of SMI Properties and subsidiaries, car and part sales of US Legend Cars, restaurant, catering and membership income from the Speedway Clubs at CMS and TMS, revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®, TMS natural gas mineral rights lease and related revenues, industrial park and office rentals, and revenues associated with the 2016 “Battle at Bristol” (Note 1)

We classify our expenses, among other categories, as follows:

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
•

Other direct operating expense – includes the cost of certain SMI Properties and subsidiaries merchandising, screen-printing and embroidery, US Legend Cars, Speedway Clubs, Oil-Chem, industrial park and office rental revenues, and expenses associated with the 2016 “Battle at Bristol” (Note 1)

We determined that contracted direct expenses for track rentals and certain other events that are rebilled to customers should be presented gross rather than netted against revenues. We revised our previously issued financial statements to increase event related revenues and direct expense of events by $4,769,000 in 2017 and $5,674,000 in 2016 (comparable amounts were $7,729,000 for 2018). These revisions were not material to any of the prior annual financial statements, and had no impact on net income, earnings per share or cash flows.

Accounting Recognition for Event Related Revenues and Associated Deferred Event Income and Deferred Event Expenses – We recognize admissions, NASCAR broadcasting and event related revenues when an event is held. Deferred race event income, and associated deferred direct event expenses, pertain to scheduled events to be held in upcoming periods and are recognized when an event is held. Deferred revenues recognizable in each upcoming fiscal year are reflected as current liabilities in deferred race event and other income. Deferred race event income, and associated deferred direct event expenses, pertain to scheduled events to be held in upcoming periods and are recognized when an event is held. Deferred revenues recognizable in each upcoming fiscal year are reflected as current liabilities in deferred race event and other income. We recognize contracted sponsorship and other marketing arrangement fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. Event souvenir merchandise sales and commission based net revenues from food and beverage sales are recognized at time of sale. Advance revenues and associated direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses often include NASCAR Event Management Fees, race purses and sanction fees for other racing events, sales commissions, event specific advertising, signage and other marketing costs, sales and admission taxes, and credit card processing fees on advance revenues associated with our upcoming events.

If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable, (ii) all deferred direct event expenses would be immediately recognized except for race event management fees which would be refundable from NASCAR or other sanctioning bodies, and (iii) sales and admission taxes would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with our racing events and helps ensure comparability and consistency between our financial statements. Advance revenues, and associated direct expenses, if any, for track rentals, driving schools and similar activities are deferred and recognized when the activities take place. While preparing our annual financial statements, we determined that deferred direct event expense should be presented gross rather than netted against deferred race event income. We revised our previously issued financial statements to reflect deferred event expenses in other current assets and increase deferred race event and other income by $7,511,000 as of December 31, 2017 (comparable amounts were $6,978,000 as of December 31, 2018). These revisions were not material to any of the prior annual or interim financial statements, and had no impact on net income, earnings per share or cash flows.

NASCAR Broadcasting Revenues and NASCAR Event Management Fees – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR-sanctioned racing events. We receive television broadcasting revenues under contractual sanction agreements for each such race. The Company periodically negotiates its sanction fees for individual races with NASCAR. SMI has separate five-year Event Management Agreements with NASCAR under which our speedways will conduct Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series and the All-Star Race events through 2020. Annual increases in broadcast rights revenue and event management fees range from three to four percent annually. Under event management agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their event management fees. We recognize 90% of gross broadcasting revenues as revenue, and 25% of gross revenues for purses awarded to race participants for each race. The remainder represents additional annually negotiated event management fees paid to NASCAR by the Company for each race. The 10% portion of broadcast rights fees retained by NASCAR is netted against broadcasting revenues for presentation purposes.

Food and Beverage Services – Levy Premium Foodservice Limited Partnership, wholly-owned by Compass Group USA, Inc., has exclusive rights to provide on-site food, beverage and hospitality catering services for essentially all Company speedway motorsports and non-motorsports events, catered “hospitality” receptions and private parties under an amended long-term food and beverage management contract through 2028. The long-term agreement provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. Our commission-based net revenues associated with activities provided by Levy are recognized at time of sale, and reported in event related revenue and at times, to a lesser extent, other operating revenue depending on the venue.

Customer Revenues – As further described below in “Recently Issued Accounting Standards”, we adopted Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)” and associated amendments as of January 1, 2018 (ASC 606). Our evaluation under ASC 606 determined that certain accounts receivable should be classified as contract assets, and corresponding deferred revenues should be classified as contract liabilities. Those items include contracted revenues for various event related marketing agreements, and event tickets purchased under extended payment terms that have not yet been paid in full, and related performance obligations have not been satisfied. As of January 1, 2018, such contract assets and contract liabilities are reportable on a net basis under ASC 606, decreasing accounts receivable and deferred revenue balances from that presented under previous accounting guidance. Our main types of revenue contracts and performance obligations are described below.

Disaggregated Revenues – We have disaggregated the composition of our revenues based on economic factors, including their nature, timing and certainty as further described below. The following table presents our disaggregated admissions, NASCAR broadcasting, and sponsorships and other event related revenues which are reported in our Motorsports Event Related segment, and souvenir and other merchandise and other revenues which are reported in that segment and our All Other segment (see Note 13). Management believes there are no unusual or significant uncertainties or conditions regarding our revenues or cash flows, except should uncontrollable circumstances such as poor weather, geopolitical or other adverse events involving large gatherings of people prevent a major NASCAR race from being held during the racing season. All such races have been held within their scheduled calendar year over the years.

Our disaggregated revenues and associated performance obligations are comprised of the following (in thousands):

	2018	2017	2016
Admissions	$78,332	$86,949	$90,639
NASCAR broadcasting	216,592	209,155	201,804
Sponsorships and other event related	131,951	125,457	131,720
Souvenir and other merchandise	23,970	24,831	27,742
Other (Note 1)	11,069	11,966	43,502
Total revenue	$461,914	$458,358	$495,407

Admissions – We sell tickets to individuals, corporate customers and other groups, including contracted admissions and other access, to our motorsport and non-motorsports events.

NASCAR Broadcasting – see above for related discussion.

Sponsorships and Other Event Related – We have various marketing agreements for sponsorships, on-site advertising, hospitality and other promotional activities. Sponsorships generally consist of event and official sponsorship agreements. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. Marketing agreements that are not event specific typically contain stated fiscal year periods. We receive payments based on contracted terms. Sponsors and the terms of sponsorships change from time to time. We have sponsorship contracts with many major manufacturing and consumer products companies and brands, and many include official sponsorship designations at our speedways and exclusive advertising and promotional rights in various sponsor product categories. Our marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or on-site advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on relative fair or stand-alone selling price of the respective multiple elements as such events or activities are conducted each year in accordance with underlying agreement terms.

We derive other event related revenue from various marketing agreements for on-site advertising, hospitality and other promotion related activities. We also derive event related revenue from commissioned food and beverage sales during racing and non-racing events, speedway catered “hospitality” receptions and private parties. Food and beverages are also sold to individual, group, corporate and other customers primarily in concession areas located on or near speedway concourses, other areas surrounding our speedway facilities, and in luxury suites, club-style seating and food court areas located within the speedway facilities. We also derive revenue from luxury suite rentals, parking and other event and speedway related activities. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, concerts, settings for commercials and motion pictures, and other outdoor events. We derive event related revenue from the sale of commercial time and other radio broadcast programming on PRN, and from ancillary broadcasting rights other than NASCAR broadcasting revenue.

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

Accounting Recognition for Non-Event Souvenir Merchandise and Other Revenues – We recognize revenue when associated performance obligations are satisfied (including associated shipping and handling which is insignificant), which includes when products are shipped, title transfers to customers, right of return or cancellation provisions expire, sales prices are final and collection is probable. Product sold on consignment with right of return or cancellation provisions has not been significant.

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

Other – We derive other operating revenue from dining and entertainment facilities at The Speedway Clubs at CMS and TMS. These Speedway Clubs sell memberships that entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years.

We also derive other operating revenue from leasing of SR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, from leasing of office towers located at several of our speedways, TMS natural gas mineral rights, and from sanctioning US Legend Cars circuit races. Other revenue also includes all revenues associated with the 2016 “Battle at Bristol”.

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

We have contracted future revenues representing unsatisfied performance obligations, and the estimated revenue expected to be recognized in the future related to these performance obligations. These contracts contain initial terms typically ranging from one to five years, with some for ten-year periods, excluding renewal options. We have elected to use the following practical expedients under ASC 606 for disclosures related to unsatisfied performance obligations: (i) associated future costs to obtain or fulfill unrecorded performance obligations were not estimated, (ii) unsatisfied performance obligations expected to be satisfied within the next twelve months were excluded, and (iii) time bands, reflecting management’s best estimate of when we will transfer control to customers, are based on calendar years to comport with our seasonal business. We also excluded unsatisfied performance obligations for future NASCAR broadcasting revenue terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2019 and beyond of approximately $155,759,000 at December 31, 2018.

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

Changes in contract assets and liabilities result principally from recognition upon holding associated motorsport and non-motorsports events during the period. At December 31, 2018 and 2017, contract assets aggregated $6,978,000 and $7,511,000, and contract liabilities aggregated $36,225,000 and $51,344,000. For the year ended December 31, 2018, we recognized revenue associated with contract liabilities amounting to $47,855,000. Our contract liabilities consist of current and noncurrent deferred revenue of $33,868,000 and $2,357,000 at December 31, 2018, and we anticipate recognizing current amounts in the upcoming twelve-month period and noncurrent amounts thereafter.

Taxes Collected from Customers – We have elected to report sales, admission and other taxes collected from customers based on our applicable jurisdiction tax reporting requirements. As such, taxes are reported on both a gross and net basis in our operations, and those reported on a gross basis amounted to $4,942,000 in 2018, $5,372,000 in 2017 and $7,642,000 in 2016.

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

We have revised the consolidated statements of cash flows to correctly classify certain activities which resulted in a decrease in net cash provided by operating activities, and a corresponding decrease in net cash used by investing activities, of $1,093,000 in 2017 and $200,000 in 2016. These revisions were not material to any of the prior annual or interim financial statements.

Accounts Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2018	2017	2016
Balance, beginning of year	$1,070	$1,178	$1,287
Bad debt expense	155	258	126
Actual write-offs, net of specific accounts recovered	(226)	(366)	(235)
Balance, end of year	$999	$1,070	$1,178

Deferred Financing Costs are amortized into interest expense over the associated debt terms or remaining terms for loan amendment costs. Deferred financing costs reflected in other noncurrent assets below are associated with our revolving Credit Facility, and are reported net of accumulated amortization of $3,882,000 and $3,525,000 at December 31, 2018 and 2017. Deferred financing costs associated with our 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt, and are reported net of accumulated amortization of $9,708,000 and $8,491,000 at December 31, 2018 and 2017.

Other Noncurrent Assets as of December 31, 2018 and 2017 consist of (in thousands):

	2018	2017
Deferred financing costs, net (Note 6)	$368	$726
Land held for development	12,265	12,265
Cash surrender values of life insurance and other	11,001	10,733
Total	$23,634	$23,724

Noncurrent assets are generally reported at cost except for cash surrender values of life insurance policies which are reported at fair value (see Note 12). Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2018, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

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

When events or circumstances indicate possible impairment may have occurred, we evaluate long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities when assessing impairment. Gains or losses on property and equipment disposals are recognized when disposed. Recording accelerated depreciation, gain or loss on disposal or impairment losses related to property and equipment is based on assessment of the associated facts and circumstances. Management believes there have since been no events or circumstances which indicate possible impairment, and that no unrecognized impairment of property and equipment exists as of December 31, 2018.

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

Other Intangible Assets and Goodwill (Note 5) represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with our motorsports related activities and reporting units. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for NASCAR race event sanctioning and renewal agreements (Event Management Agreements) and, to a lesser extent, goodwill associated with event related motorsports activities. Acquired intangible assets are valued using the direct value method. We have evaluated each of our intangible assets for these agreements and determined that each will extend into the foreseeable future. We have never been unable to renew these race date agreements for any subsequent year and no such agreement has ever been cancelled. Based on these and other factors, such race date agreements are expected to be awarded to the Company in perpetuity. As such, these nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. No direct costs for agreement renewal or extension have been incurred or capitalized. However, we are obligated to conduct events in the manner stipulated under the terms and conditions of the annual sanctioning agreements. We follow applicable authoritative guidance on accounting for goodwill and other intangible assets, which specifies among other things, nonamortization of goodwill and requires testing of intangible assets with indefinite useful lives for possible impairment at least annually.

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

Annual Impairment Assessment. Management's latest annual assessment in the second quarter 2018 considered NASCAR’s approved realignment of one annual Monster Energy Cup Series and one annual Gander Outdoors Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in 2018, and anticipated associated net increases in future long-term cash flows and operating profits. Management also considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements (we had agreements with NASCAR to annually conduct thirteen Monster Energy Cup, eleven Xfinity and eight Gander Outdoors Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, substantially exceeds its current market capitalization. Among other factors, the latest assessment assumes projected cash flow and profitability using minimal or modest annual growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. The assessment also reflects anticipated lower cash federal income taxes under the Tax Act. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management fees, based on historical and anticipated rates which are supported by recently negotiated multi-year contracts. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment.

Management's assessment found the estimated fair value of each reporting unit and each indefinite-lived race date intangible asset substantially exceeded its associated carrying value except for three race date agreements. We recorded sizable impairment charges in 2015 and earlier years to reduce the carrying values for two of those race date agreements to estimated fair values, resulting in nominal excess fair value for future impairment assessments. As such, their adjusted carrying values approximated estimated fair values as of evaluation dates, and which are reflected in our current evaluation. As of December 31, 2018 and 2017, the aggregate carrying value for those non-amortizable race date event sanctioning and renewal agreements was approximately $298.4 million. The estimated excess of fair value of these identified intangible assets is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. The evaluation reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for those three race date intangible assets.

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

There have been no triggering events that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of December 31, 2018. Our future profitability or success associated with any current or future NASCAR race realignments could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Deferred Income (noncurrent) as of December 31, 2018 and 2017 consists of (in thousands):

	2018	2017
Preferred seat license fees	$1,928	$2,185
Multi-year marketing and other arrangements, and deferred membership income	429	869
Total	$2,357	$3,054

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $12,522,000 in 2018, $13,324,000 in 2017 and $17,321,000 in 2016 (includes “the Battle at Bristol”). There were no deferred direct-response advertising costs at December 31, 2018 or 2017.

Operating Leases – The following disclosures are based on accounting guidance in effect prior to our January 1, 2019 adoption of the new lease accounting standards as further discussed in “Recently Issued Accounting Standards” below.

We have various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. Rent expense for operating leases amounted to $5,978,000 in 2018, $6,411,000 in 2017 and $8,730,000 in 2016. We lease various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases, excluding the TMS oil and gas mineral rights lease receipts discussed below, amounted to $5,642,000 in 2018, $5,676,000 in 2017 and $5,625,000 in 2016. Future annual minimum lease payments (where initial terms are one year or more and assuming renewal through contracted periods), and contracted future annual minimum lease revenues, under operating leases at December 31, 2018 are as follows (in thousands):

	Lease Payments	Lease Revenues
2019	$1,152	$5,142
2020	855	2,561
2021	504	1,778
2022	156	1,250
2023	145	888
Thereafter	200	37
Total	$3,012	$11,656

Other (Income) Expense, Net consists of (in thousands):

	2018	2017	2016
Removal costs for retired assets (Note 4)	$338	$1,350	$59
Net gain on disposals of property and equipment and other assets	(2,286)	(944)	(1,412)
Write-off of certain development costs and other	42	935	356
Total	$(1,906)	$1,341	$(997)

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

TMS Mineral Rights Lease Receipts – TMS, in conjunction with the Fort Worth Sports Authority, has a natural gas mineral rights lease agreement and a joint exploration agreement which, among other things, entitles TMS to stipulated stand-alone and shared royalties and provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS in extraction and operating activities. TMS is required to coordinate directly with the lessee on roadway and pipeline logistics to prevent interference of TMS or lessee activities, and monitor regulatory and other contract compliance. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain price levels are met. Under the lease agreement, TMS recognized royalty revenue of $1,385,000 in 2018, $1,916,000 in 2017 and $2,139,000 in 2016.

Such revenues can vary due to associated volatility in natural gas price levels and common diminishing well production, as well as other factors outside of TMS’s control. At this time, while extraction activities continue, no new wells are being explored, and management is unable to determine ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline, remain steady or adequate. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2017, up to specified cumulative amounts. At this time, management believes 2019 revenues will not differ significantly from 2018, and that our infrastructure spending will continue to exceed anticipated future royalties similar to 2018. As of December 31, 2018 and 2017, there was no deferred income associated with these agreements.

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

The following table presents estimated fair values and categorization levels of our financial instruments as of December 31, 2018 and 2017 (in thousands):

			2018		2017
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$80,568	$80,568	$81,924	$81,924
Note receivable	2	NR	613	613	799	799
Cash surrender values	2	NR	10,061	10,061	9,822	9,822

Liabilities (principal)
Floating rate revolving Credit Facility, including Term Loan	2	NR	–	–	30,000	30,000
5.125% Senior Notes Payable due 2023	2	NR	200,000	195,000	200,000	205,000
Other long-term debt	2	NR	887	887	1,049	1,049

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

The FASB issued ASU No. 2016-02 “Leases (Subtopic 842)” which replaces all current US GAAP guidance on this topic, and ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” which clarifies certain transitional and application guidance. Leases are to be recognized on an entity’s balance sheet as right-of-use assets and lease liabilities for the majority of their leases (other than leases meeting the definition of a short-term lease), and expanded disclosures are required. Operating leases may typically result in straight-line expense, with finance leases following a front-loaded expense pattern. The accounting to be applied by lessors is largely unchanged from previous guidance. The FASB also issued ASU No. 2018-20 “Narrow-Scope Improvements for Lessors - Leases (Topic 842)” which, among other things, requires lessors to exclude certain lessor costs paid by lessees directly to third parties from revenue and variable payments in lease contract consideration. Costs paid by lessors and reimbursed by lessees will be recorded as costs and revenue, respectively.

The lease guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We plan to adopt this new guidance as of January 1, 2019 using the modified retrospective transition method, which includes a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are finalizing ongoing analysis of transactional data, underlying contracts and associated accounting policies, and gathering information for required presentation and disclosures. We continue to implement processes, internal controls and technology solutions to help enable timely and accurate reporting. Also, we are finalizing the amounts for right-of-use assets and related lease liabilities to be reflected on our consolidated balance sheet. However, at this time, we believe adoption will not have a significant impact on our consolidated financial statements.

Our lease agreements are principally for office and warehouse space used in operations and equipment used in conducting racing and other events. We plan to use the following practical expedients and other considerations in applying the new lease accounting guidance:

•

Because our operations consist largely of weekend, single day or other short-period seasonal events, most equipment and other personal property lease agreements typically have initial terms of one year or less, involve right-to-use assets with actual use of less than 30 consecutive days or are cancelable with minimal notice, and have lessor substitution and control rights throughout periods of use.

•

Most of our various office and warehouse facilities are leased from an affiliate (as further described in Note 9) that are cancelable with minimal notice, although likely to be renewed annually through specific contract periods.

•

Actual use, right-to-use or ability to cancel with minimal notice was considered, notwithstanding likelihood of renewal or general lease terms. Such considerations under the new lease guidance resulted in significantly reducing the impact of adoption.

•	No reassessment of whether any expired or existing contracts are or contain leases or their previous classification.
•	Our initial direct costs are immaterial for all leases.
•	Continue to apply previous accounting and disclosure guidance for comparative periods presented in the year of adoption.

The FASB issued ASU No. 2018-01 "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842" which provides an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under current lease guidance. Entities that elect this practical expedient should evaluate new or modified land easements at the date of adoption, which should be applied consistently to all existing or expired land easements not previously accounted for as leases. Entities that do not elect this practical expedient should evaluate all existing or expired land easements to assess whether they meet the definition of a lease. This Update affects entities with land easements that existed or expired before adoption, provided the entity does not account for those land easements as leases under current guidance. Once adopted, this Update should be applied prospectively to all new or modified land easements to determine whether any arrangements should be accounted for as a lease. Entities should continue to apply their current accounting policy for accounting for land easements that existed before adoption of this Update. This guidance is effective beginning in the same periods as Update No. 2016-02 described above. We are currently evaluating the potential impact that adoption may have on our financial statements.

As of January 1, 2018, we adopted Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)” and associated amendments, using the modified retrospective method of adoption. We applied, and are continuing to apply, the five-step model provided in this new standard. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services, and expands required financial statement disclosures regarding revenue recognition. Under the newly adopted guidance, certain event related revenue under contract should be recognized quarterly as performance obligations are satisfied, whereas under prior guidance revenue was recognized when fixed and determinable. While preparing our 2018 annual financial statements, we determined that the impact of adoption should have increased accounts receivable by $2,081,000 and retained earnings by $1,567,000 and increased deferred taxes by $398,000 and taxes payable by $116,000, as of January 1, 2018. These revisions were not material to any of the prior interim financial statements, and had no impact on annual net income, earnings per share or cash flows. There was no other impact on the measurement or recognition of revenue of prior periods, and adoption will not materially impact our future timing or classification of revenue recognition. Management believes no unusual or significant estimation was necessary to apply the new revenue guidance to existing customer contracts. Our evaluation under ASC 606 and associated required disclosures are set forth above in “Customer Revenues” and are not repeated here.

3.	INVENTORIES

Inventory costs consist of: (i) souvenirs and apparel, 5/8-scale and similar small-scale finished race cars and parts and accessories determined on a first-in, first-out basis; and (ii) micro-lubricant® product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2018 and 2017 consist of (in thousands):

	2018	2017
Finished race cars, parts and accessories	$5,162	$4,507
Souvenirs and apparel	2,319	2,014
Micro-lubricant® and other	537	762
Total	$8,018	$7,283

All inventories are stated at the lower of cost or realizable value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of lower of cost or realizable value provisions summarized as follows (in thousands):

	2018	2017	2016
Balance, beginning of year	$2,377	$3,076	$2,756
Current year provision	60	48	1,024
Current year sales and write-offs	(922)	(747)	(704)
Balance, end of year	$1,515	$2,377	$3,076

4.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2018 and 2017 is summarized as follows (dollars in thousands):

	Estimated Useful Lives			2018	2017
Land and land improvements	5	-	25	$465,083	$463,031
Racetracks and grandstands	5	-	45	733,082	720,989
Buildings and luxury suites	5	-	40	470,731	463,942
Machinery and equipment	3	-	20	45,433	43,628
Furniture and fixtures	5	-	20	42,175	39,842
Autos and trucks	3	-	10	13,171	12,755
Construction in progress				7,253	3,915
Total				1,776,928	1,748,102
Less accumulated depreciation				(840,377)	(789,887)
Net				$936,551	$958,215

Other Information (Note 2) – Depreciation expense amounted to $54,494,000 in 2018, $64,817,000 in 2017 and $54,344,000 in 2016.

From time to time, we renovate various seating, suite and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes such as offering unique fan zones, expanded premium hospitality and RV camping areas, or wider seating and improved sight lines. We recorded non-cash pre-tax accelerated depreciation aggregating $1,750,000 in 2018 and $11,055,000 in 2017 associated with removal of certain seating at various speedways and expansion of LVMS’s dragway in 2017. We recorded non-cash pre-tax accelerated depreciation aggregating $313,000 associated with removal of certain TMS assets in 2016. Costs of removal are included in “other expense, net” (see Note 2). These charges are included in our "motorsports event related" reporting segment (see Note 13).

5.	OTHER INTANGIBLE ASSETS AND GOODWILL

The composition and accounting for intangible assets are further described in Note 2. Changes in the carrying value of other intangible assets and goodwill are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2018	2017	2018	2017
Balance, beginning of year	$298,383	$298,383	$46,225	$47,342
Decrease from impairment charges (Note 2)	–	–	–	(1,117)
Balance, end of period	$298,383	$298,383	$46,225	$46,225

The 2017 decrease reflects an impairment charge to reduce goodwill associated with certain SMIP merchandising to estimated fair value because of potentially unfavorable merchandising business model developments. These carrying amounts include accumulated impairments of $100.0 million for other intangible assets and $149.7 million for goodwill at December 31, 2018 and 2017. There is no accumulated amortization for either asset class.

6.	LONG-TERM DEBT

Long-term debt at December 31, 2018 and 2017 consists of (in thousands):

	2018	2017
Credit Facility, all Term Loan	$–	$30,000
2023 Senior Notes	200,000	200,000
Other notes payable	887	1,049
Total	200,887	231,049
Less current maturities	(167)	(7,662)
Less deferred financing costs, net of accumulated amortization (Note 2)	(2,718)	(3,935)
Long-term debt, excluding current maturities	$198,002	$219,452

Annual principal maturities of long-term debt at December 31, 2018 are as follows (in thousands):

2019	$167
2020	172
2021	177
2022	183
2023	200,188
Thereafter	–
Total	$200,887

Bank Credit Facility – Our Credit Facility, among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn and repaid) (the Term Loan or Term Loans); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis.

We repaid Term Loan borrowings of $30,000,000 in 2018, $36,000,000 in 2017 and $54,000,000 in 2016. There were no borrowings under the Credit Facility during those periods. At December 31, 2018 and 2017, outstanding letters of credit amounted to $587,000 and $698,000. As of December 31, 2018, we had availability for borrowing up to an additional $99,413,000, including up to an additional $49,413,000 in letters of credit, under the revolving Credit Facility.

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

2023 Senior Notes – We completed a private placement of 5.125% Senior Notes due 2023 in aggregate principal amount of $200,000,000 in 2015 (the 2023 Senior Notes), and an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes were issued at par, and net proceeds after commissions and fees of approximately $196,816,000 were used to partly fund the redemption of previously issued senior notes. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1. The 2023 Senior Notes rank equally in right of payment with all other Company existing and future unsubordinated debt, are senior in right of payment to any future subordinated debt and are effectively subordinated to all existing and future secured debt, including the Credit Facility. The Indenture governing the 2023 Senior Notes permits dividend payments each year of up to approximately $0.80 per share of common stock, increasable subject to meeting certain financial covenants.

Other Notes Payable – At December 31, 2018 and 2017, long-term debt includes a 3% interest bearing debt obligation of $887,000 and $1,049,000 associated with the purchase of real property at BMS, payable in eight annual installments of $194,000 beginning January 2016.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limitations on capital expenditures, speedway or other acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, disposition of property, entering into new lines of business, and contain redemption and change of control provisions and premiums. The Credit Facility and 2023 Senior Notes Indenture also contain cross-default provisions. We were in compliance with all applicable financial covenants under these debt agreements as of December 31, 2018.

Subsidiary Guarantees – Amounts outstanding under the Credit Facility and 2023 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently minor). These guarantees are full and unconditional and joint and several, with the 2023 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as meet debt service and working capital requirements. There are no restrictions on our subsidiaries’ ability to pay dividends, transfer or advance funds to the parent company, SMI or other subsidiaries.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2018	2017	2016
Gross interest costs	$12,372	$13,050	$13,818
Less capitalized interest costs	(389)	(281)	(476)
Interest expense	11,983	12,769	13,342
Interest income	(534)	(528)	(194)
Interest expense, net	$11,449	$12,241	$13,148

Weighted average interest rate on Credit Facility borrowings	3.1%	2.3%	1.9%

7.	CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2018, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by our Board of Directors. No preferred shares were issued or outstanding at December 31, 2018 or 2017.

Per Share Data – The following schedule reconciles basic and diluted earnings per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	2018	2017	2016
Net income applicable to common stockholders and assumed conversions	$40,449	$148,245	$39,545

Weighted average common shares outstanding	40,910	41,025	41,152
Dilution effect of assumed conversions, common stock equivalents – stock awards	12	16	15
Weighted average common shares outstanding and assumed conversions	40,922	41,041	41,167

Basic earnings per share	$0.99	$3.61	$0.96
Diluted earnings per share	$0.99	$3.61	$0.96
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	10	7	120

Declaration of Cash Dividends – Our Board of Directors approved aggregate dividends on common stock as follows (in thousands except per share amounts):

	2018	2017	2016
Cash dividends paid	$24,624	$24,694	$24,759
Dividends per common share	$0.60	$0.60	$0.60

Quarterly dividends were declared in each period and all declaration, record and payment dates were in the same fiscal periods. See Note 6 for annual limitations on dividend payments under our debt agreements. On February 12, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.1 million payable on March 15, 2019 to shareholders of record as of March 1, 2019. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

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

We repurchased 246,000, 251,000 and 252,000 shares of common stock for $4,395,000 in 2018, $5,015,000 in 2017 and $4,667,000 in 2016, respectively. As of December 31, 2018, we could repurchase up to an additional 945,000 shares under the current authorization. In 2018, 2017 and 2016, we repurchased approximately 53,000, 56,000 and 58,000 shares of common stock for $948,000, $1,103,000 and $1,169,000 from management employees to settle income taxes on 140,000, 139,000 and 136,000 restricted shares that vested during the periods, respectively. As of December 31, 2018 and 2017, treasury stock includes 381,000 and 328,000 shares of common stock delivered to the Company for such purposes.

8.	INCOME TAXES

Components of the provision (benefit) for income taxes are as follows (in thousands):

	2018	2017	2016
Current:
Federal	$12,679	$23,327	$12,630
State	1,035	436	262
	13,714	23,763	12,892
Deferred:
Federal	(637)	(127,310)	8,604
State	(151)	(328)	155
	(788)	(127,638)	8,759
Total	$12,926	$(103,875)	$21,651

The reconciliation of statutory federal and effective income tax rates is as follows:

	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	2.4	2.2	1.8
Non-deductible executive compensation	1.3	1.6	–
Change in valuation allowances	–	0.1	0.6
Change in uncertain tax positions, including income tax liabilities for settlements with taxing authorities	0.8	0.1	(0.2)
Change in federal tax rate	(0.4)	(270.8)	–
Change in state tax rates	(1.3)	(3.7)	(0.9)
Other, net	0.4	1.4	(0.9)
Total	24.2%	(234.1%)	35.4%

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2018	2017
Deferred tax liabilities:
Property and equipment	$136,221	$140,463
Goodwill and other intangible assets	70,775	68,752
Expenses deducted for tax purposes and other	2,287	1,707
Subtotal	209,283	210,922
Deferred tax assets:
Income previously recognized for tax purposes	2,189	2,449
Stock option and other deferred compensation expense	1,732	1,838
PSL and other deferred income recognized for tax purposes	506	627
State and federal net operating loss carryforwards	5,167	6,188
Subtotal	9,594	11,102
Less: valuation allowance	(1,797)	(1,940)
Net deferred tax assets	7,797	9,162
Total net deferred tax liabilities	$201,486	$201,760

December 2017 Tax Cuts and Jobs Act Enactment (Note 2) – On December 22, 2017, the Tax Cuts and Jobs Act was enacted which substantially amended the Internal Revenue Code. Effective January 1, 2018, the Tax Act reduces US corporate federal tax rates from 35% to 21%, provides for 100% expensing of certain qualified capital investments through 2022, repeals the corporate Alternative Minimum Tax, eliminates loss carrybacks, limits using future losses, and further limits the deductibility of certain executive compensation, among other provisions. Accounting guidance provided for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects of the Tax Act.

As such, we recorded a provisional one-time material reduction of our net deferred income tax liabilities, and corresponding income tax benefit, of $119,449,000 in the fourth quarter 2017. The reduction resulted from re-measuring our deferred tax assets and liabilities using the new lower tax rates and certain tax expense, and the associated effects on gross deferred tax assets, deferred tax liabilities and valuation allowances, including changes in timing differences, are reflected in the above disclosures. The 2017 reduction consists of: (i) tax benefits of $120,172,000 using the new lower federal tax rates and (ii) provisional tax expense of $723,000 related to non-deductible executive compensation as we anticipated that performance-based compensation would no longer be tax deductible. We finalized the accounting for those provisional amounts in the fourth quarter 2018 upon filing our corporate income tax returns, and recognized $233,000 of additional tax benefit primarily related to the revaluation of deferred tax assets and liabilities. No adjustment was made to our provisional estimate for non-deductible executive compensation.

Effective Tax Rate Comparison for 2016 through 2018 – Our effective income tax rate for 2018 was 24.2%, for 2017 was 234.1% (benefit) and for 2016 was 35.4%. Our 2018 tax rate reflects the lower US corporate federal tax rate under the Tax Act, and a non-recurring tax benefit of $908,000 resulting from certain state and federal income tax law changes. Our 2017 effective tax rate reflects the one-time material tax benefit associated with re-measuring our deferred tax assets and liabilities using the new lower US corporate federal tax rate of 21%, and tax expense related to non-deductible executive compensation as further described above. The 2017 rate also reflects non-recurring tax benefits of $575,000 resulting from certain state income tax law changes, and non-recurring tax benefits of $1,070,000 for lower state income tax rates associated with 2017 race date realignments. Our 2016 effective tax rate reflects non-recurring tax benefits of $546,000 resulting from certain state income tax law changes. Our 2016 tax rate reflects reductions of valuation allowances on deferred tax assets associated with our discontinued operation.

At December 31, 2018, the Company has approximately $168,914,000 of state net operating loss carryforwards expiring in 2018 through 2037. At December 31, 2018 and 2017, valuation allowances of $1,797,000 and $1,940,000 have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not for certain deferred tax assets and state net operating loss carryforwards. The valuation allowances for deferred tax assets decreased by $143,000 in 2018, increased by $192,000 in 2017, and increased by $326,000 in 2016.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $11,711,000 at both December 31, 2018 and 2017, all of which relates to our previously discontinued operation. Of those amounts, $11,534,000 is included in noncurrent other liabilities, all of which would favorably impact our effective tax rate if recognized, and $177,000 is included in deferred tax liabilities, at both December 31, 2018 and 2017. As of December 31, 2018 and 2017, management believes $201,000 and $0 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with uncertain tax benefits amounted to $548,000 in 2018, $188,000 in 2017 and $61,000 in 2016, and derecognized amounts were $0 in 2018, $86,000 in 2017 and $90,000 in 2016. As of December 31, 2018 and 2017, we had $789,000 and $241,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2015 through 2017 by the Internal Revenue Service, and 2014 through 2017 by other state taxing jurisdictions to which we are subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three years ended December 31, 2018 is as follows (in thousands):

	2018	2017	2016
Beginning of period	$11,711	$12,006	$12,280
Increases or decreases for tax positions of current year	–	–	–
Increases for tax positions of prior years	–	–	–
Decreases for tax positions of prior years	–	(295)	(274)
Reductions for lapse of applicable statute of limitations	–	–	–
Increases or decreases for settlements with taxing authorities	–	–	–
End of period	$11,711	$11,711	$12,006

Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. At December 31, 2018 and 2017, liabilities for unrecognized tax benefits totaled $11.7 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

9.	RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, and by a member of our Board of Directors, share various expenses in the ordinary course of business under a shared services agreement. We incurred expenses under the shared services agreement of $1,523,000 in 2018, $845,000 in 2017 and $930,000 in 2016. No amounts were due from or payable to Sonic Financial at December 31, 2018 and 2017.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer, and by a member of our Board of Directors, under annually renewable lease agreements. Rent expense amounted to $725,000 in 2018, $721,000 in 2017 and $721,000 in 2016. Amounts owed to these affiliated companies at December 31, 2018 and 2017 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc., an entity in which our Executive Chairman is a controlling stockholder, and our Chief Executive Officer and a member of our Board of Directors are affiliated through common ownership, for an aggregate of approximately $217,000 in 2018, $238,000 in 2017 and $162,000 in 2016. Vehicles sold to SAI in 2018, 2017 or 2016 were not significant. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling approximately $929,000 in 2018, $866,000 in 2017 and $937,000 in 2016. At December 31, 2018 and 2017, $142,000 and $70,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,621,000 in 2018, $1,940,000 in 2017 and $2,054,000 in 2016. At December 31, 2018 and 2017, $217,000 and $148,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of December 31, 2018 and 2017, and transactions for the three years ended December 31, 2018 are summarized below (in thousands):

	December 31, 2018	December 31, 2017
Accounts receivable	$359	$218

	2018	2017	2016
Merchandise and vehicle purchases	$217	$238	$162
Shared services expense, net of accrued interest	1,523	845	930
Merchandise and vehicle sales and event related commissions	2,550	2,806	2,991
Rent expense	725	721	721

10.	LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, we are party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows.

11.	STOCK COMPENSATION PLANS

2013 Stock Incentive Plan, Amended and Restated as of April 19, 2017 – The 2013 Stock Incentive Plan (the 2013 Plan) allows the Company, among other things, to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2013 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or stock awards. In February 2017, our Board of Directors adopted an amended and restated 2013 Stock Incentive Plan which was approved by the stockholders at the 2017 Annual Meeting. The amendment and restatement did not increase the number of shares reserved for issuance or any of the award limits under the 2013 Plan. The primary changes included: (i) additions to the permissible criteria upon which performance goals for performance-based compensation can be based; and (ii) revisions and additions to the types of items and events that may be used for adjustments in determining whether an objective performance goal for performance-based compensation has been met. To date, we have awarded restricted stock and restricted stock units under the 2013 Plan.

The 2013 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types, purchase prices, and amounts of awards granted and amend the terms, restrictions and conditions of awards. Factors considered, among others, include achievement of financial, business and performance objectives, the occurrence of specific events, time periods of continued service or other time-based restrictions. Under the 2013 Plan, 3,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2013 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options or SARs aggregating more than 300,000 shares of common stock during any calendar year; (iii) in the case of awards other than options or SARs that are intended to be “performance-based compensation”, no individual may be granted an aggregate of more than 100,000 shares of common stock during any calendar year; and (iv) with respect to any cash-based stock award that is intended to be a performance award, the maximum cash payment that may be paid during any one calendar year to an individual is $10,000,000. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. At December 31, 2018, approximately 2,728,000 shares were available for future grant.

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

The Compensation Committee of our Board of Directors approved grants of 35,000 restricted stock units to our Chief Executive Officer and President and 35,000 shares of restricted stock to our Vice Chairman and Chief Financial Officer in 2018. Both grants are under the 2013 Plan, are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. In 2018, 30,864 shares of both performance-based restricted stock and restricted stock units vested, and 5,727 of both restricted stock shares and restricted stock units were forfeited. Forfeitures in any given year result from differences between our actual results for the previous year as compared to the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. As of December 31, 2018, 64,697 restricted stock shares and 125,561 restricted stock units (both performance-based) were outstanding.

In 2018, we also granted to non-executive management employees 83,300 shares of restricted stock that vest in equal installments over three years, and repurchased 24,994 shares of common stock from such employees for $408,000 related to settlement of income taxes on 78,369 shares that vested under the 2013 Plan. In 2018, we also repurchased 27,815 shares of common stock for $540,000 from executive management employees to settle income taxes on 61,728 performance-based shares that vested under the 2013 Plan. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

2018 Formula Restricted Stock Plan – The 2008 Formula Plan described below expired by its terms in February 2018. In March 2018, our Board of Directors adopted the 2018 Formula Restricted Stock Plan (the 2018 Formula Plan) which was approved by stockholders at our 2018 Annual Meeting. The 2018 Formula Plan is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with our stockholders and enhance our ability to attract and retain highly qualified non-employee directors. The 2018 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. The 2018 Formula Plan is administered by the Board of Directors, excluding non-employee directors, who can amend, suspend or terminate the plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the 2018 Formula Plan, 250,000 shares of SMI’s common stock are reserved for issuance and awards are in the form of restricted stock. On the first business day following each annual meeting, each standing non-employee director will receive a grant of restricted stock consisting of the number of shares equaling $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before our next annual meeting following the grant date. Non-employees appointed as a member of the Board of Directors after the annual meeting will receive a restricted stock grant effective as of the date of appointment. The number of shares granted is determined in the same manner as previously described and shares fully vest on the first anniversary of the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. These terms and conditions are similar to those of the expired 2008 Formula Plan. At December 31, 2018, approximately 229,000 shares were available for future grant.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 – The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) expired by its terms in February 2018 and no further awards can be granted under the plan (see the 2018 Formula Restricted Stock Plan above). The 2008 Formula Plan constituted a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2018 Formula Plan, and expiration of the 2008 Formula Plan, did not adversely affect the rights of any outstanding awards previously granted under the 2008 Formula Plan. The 2008 Formula Plan was administered by the Board of Directors, excluding non-employee directors. At December 31, 2018, all restricted stock awards previously granted under the 2008 Formula Plan had vested.

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

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2018, approximately 439,000 shares were available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether participating eligible employees will be granted the right to purchase shares of common stock for the upcoming calendar year and the number of shares available for purchase. All employee grants contain the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in any calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2018, 2017 or 2016.

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

Share-based compensation cost totaled $3,483,000 in 2018, $3,366,000 in 2017 and $3,405,000 in 2016, before income taxes of $843,000, $1,251,000 and $1,205,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at December 31, 2018 or 2017. As of December 31, 2018, there was approximately $3,423,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2013 Plan and the 2018 Formula Plan that is expected to be recognized over a weighted average period of 0.9 year.

No stock options were granted under any of our stock compensation plans in 2018, 2017 or 2016. When stock options are granted, we estimate the fair value of stock option grants on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of our stock and other factors. We use historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant.

There were no significant changes in the characteristics of restricted stock or restricted stock units granted during 2016 through 2018 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. We believe the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

No stock options have been granted under the 2013 Plan. The following is a summary of stock option activity regarding the 2004 Plan (shares and aggregate intrinsic value in thousands):

	2004 Stock Incentive Plan
Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	97	$15.31
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2018	97	$15.31	0.6	$93
Exercisable, December 31, 2018	97	$15.31	0.6	$93

As of December 31, 2018, all stock options were vested and there was no unrecognized compensation cost related to non-vested stock options granted under any of our stock compensation plans. No stock options vested in 2018, 2017 or 2016 and no stock options were exercised in 2018. In 2017 and 2016, 40,500 and 11,500 stock options were exercised with an intrinsic value of $199,000 and $48,000, respectively.

The following is a summary of non-vested restricted stock and restricted stock unit activity regarding the 2013 Plan, 2018 Formula Plan and 2008 Formula Plan for 2018, and grant activity for 2017 and 2016 (shares and aggregate intrinsic value in thousands):

	2013 Stock Incentive Plan					2018 Formula Restricted Stock Plan			2008 Formula Restricted Stock Plan
Non-vested Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant - date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant - date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant - date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	355	$20.97			–				16	$19.47
Granted	153	17.74			21	$17.63			–	–
Vested	(140)	20.69			–				(16)	19.47
Forfeited	(14)	21.12			–				–	–
Outstanding, December 31, 2018	354	$19.68	1.3	$5,759	21	$17.63	0.4	$348	–	$–	–	$–
Granted, 2017	154	20.48			–		–	–	16	19.47
Granted, 2016	151	20.27			–		–	–	16	18.17

As of December 31, 2018, outstanding restricted stock and restricted stock units above for the 2013 Plan include approximately 126,000 restricted stock units with an aggregate intrinsic value of $2,043,000 and a weighted-average remaining contractual term of 1.0 year, all of which are expected to fully vest (subject to forfeiture as described above). No restricted stock or restricted stock units vested under the newly adopted 2018 Formula Plan during 2018. The following is a summary of restricted stock and restricted stock units and their associated fair values on date vested for the 2013 Plan, the 2004 Plan and the 2008 Formula Plan for 2018, 2017 and 2016 (in thousands):

	2013 Stock Incentive Plan		2004 Stock Incentive Plan		2008 Formula Restricted Stock Plan
	Number Vested	Fair Value	Number Vested	Fair Value	Number Vested	Fair Value
Year Ended December 31, 2018:
Restricted Stock	109	$1,887	–	–	16	$279
Restricted Stock Units	31	607	–	–	–	–
Total	140	$2,494	–	–	16	$279
Year Ended December 31, 2017:
Restricted Stock	107	$2,157	–	–	16	$311
Restricted Stock Units	32	627	–	–	–	–
Total	139	$2,784	–	–	16	$311
Year Ended December 31, 2016:
Restricted Stock	71	$1,471	33	$683	13	$233
Restricted Stock Units	22	412	10	199	–	–
Total	93	$1,883	43	$882	13	$233

12.	EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to our employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. Our contributions for the Plan were $424,000 in 2018, $423,000 in 2017 and $406,000 in 2016.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all our employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. Participants can designate one or more investments as the measure of investment return on their participant account, and can elect distributions in lump sum or specified periodic installments. We hold assets consisting principally of Company-owned life insurance (COLI) policies on certain plan participants for funding future participant distributions. Those are general assets of the Company subject to claims of creditors or unsecured claims. Our obligation to pay amounts deferred under this plan is impacted by rates of returns on investments selected by plan participants, is an unsecured obligation and not subject to forfeiture. Our common stock is not an investment option or plan asset. The COLI’s carrying value of $3,964,000 and $4,008,000 is reflected in non-current Other Assets and the associated deferred compensation liability of $3,813,000 and $3,912,000 is reflected in non-current Other Liabilities at December 31, 2018 and 2017, respectively, and associated earnings, losses or other changes are reflected in general and administrative expense. Participants are fully vested in their contributions and associated earnings or losses credited to their individual accounts. We may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2016 through 2018.

13.	SEGMENT DISCLOSURES

Our operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at our various major speedway facilities located in the United States. Our business activities, including those of our subsidiaries, are further described in Notes 1 and 2. All Company assets are located in the United States. Our “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. NASCAR broadcasting, ancillary media rights and radio programming revenues pertain to individual events and are not facility based. These operating segments have been aggregated into the motorsports related reportable segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. Our “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS natural gas mineral rights lease and related revenues, and office rentals at certain Company speedways. Our “all other” operations for 2016 also consist of revenues and direct expenses associated with “the Battle at Bristol” weekend as further discussed in Note 1.

Of our total revenues, approximately 78% in 2018, 79% in 2017 and 74% in 2016 were derived from NASCAR-sanctioned events. Of our total revenues, approximately 47% or $216,592,000 for 2018, 46% or $209,155,000 for 2017, and 41% or $201,804,000 for 2016 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. Segment information as presented below comports with information our chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, income taxes, other income or expense and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following tables present our segment information (in thousands):

	2018			2017			2016
	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$445,111	$16,803	$461,914	$439,656	$18,702	$458,358	$444,561	$50,846	$495,407
Depreciation and amortization (Note 4)	54,326	180	54,506	64,688	143	64,831	54,213	155	54,368
Impairment of goodwill (Note 2)	–	–	–	1,117	–	1,117	–	–	–
Segment operating income	60,969	1,949	62,918	53,894	4,058	57,952	62,120	11,227	73,347
Capital expenditures	33,593	554	34,147	25,582	86	25,668	34,580	55	34,635

	December 31, 2018			December 31, 2017
Other intangibles	$298,383	–	$298,383	$298,383	–	$298,383
Goodwill	46,225	–	46,225	46,225	–	46,225
Total assets	1,402,474	$23,886	1,426,360	1,435,068	$23,123	1,458,191

The following table reconciles segment operating income above to consolidated income before income taxes (in thousands):

	2018	2017	2016
Total segment operating income	$62,918	$57,952	$73,347
Adjusted for:
Interest expense, net	(11,449)	(12,241)	(13,148)
Other income (expense), net	1,906	(1,341)	997
Consolidated income before income taxes	$53,375	$44,370	$61,196

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) or Rule 15d-15(e)). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2018, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

March 14, 2019

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

The management of Speedway Motorsports, Inc. assessed the Company' s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Director-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 23, 2019 (the Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is furnished by incorporation by reference to all information under the captions titled “2018 Executive Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431)).

3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091)).

3.5	Amendment No. 1 to Bylaws of SMI (incorporated by reference to Exhibit 3.5 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.6	Amendment No. 2 to Bylaws of SMI (incorporated by reference to Exhibit 3.1 to SMI’s Current Report on Form 8-K filed February 15, 2019.

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

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

10.9

Amended and Restated Credit Agreement dated as of December 29, 2014 by and among SMI and Speedway Funding, LLC, as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (the “2014 Credit Agreement”) (incorporated by reference to Exhibit 10.9 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”)).

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

*10.25	Form of Performance-Based Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the 2013 Form S-8).

*10.26	Form of Restricted Stock Unit Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the 2013 Form S-8).

*10.27	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the 2013 Form S-8).

*10.28	Form of Stock Appreciation Rights Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.6 to the 2013 Form S-8).

*10.29	Form of Incentive Stock Option Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.7 to the 2013 Form S-8).

*10.30	Form of Nonstatutory Stock Option Agreement pursuant to the Speedway Motorsports, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.8 to the 2013 Form S-8).

*10.31	Speedway Motorsports, Inc. 2018 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 21, 2018).

*10.32	Form of Restricted Stock Agreement pursuant to the Speedway Motorsports, Inc. 2018 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.2 to SMI's Registration Statement on Form S-8) filed April 23, 2018 (file No. 333-224402).

21.1	Subsidiaries of SMI.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

* Management compensation contract, plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	March 14, 2019

BY: /s/ MARCUS G. SMITH
Marcus G. Smith
Chief Executive Officer
(Principal Executive Officer) and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates
/s/ O. BRUTON SMITH	Executive Chairman and Director	March 14, 2019
O. Bruton Smith
/s/ MARCUS G. SMITH	Chief Executive Officer (Principal Executive Officer),	March 14, 2019
Marcus G. Smith	President and Director
/s/ WILLIAM R. BROOKS	Vice Chairman, Chief Financial Officer and Treasurer	March 14, 2019
William R. Brooks	(Principal Financial Officer and Accounting Officer) and Director

/s/ B. SCOTT SMITH	Director	March 14, 2019
B. Scott Smith
/s/ BERNARD C. BYRD, JR.	Director	March 14, 2019
Bernard C. Byrd, Jr.
/s/ MARK M. GAMBILL	Director	March 14, 2019
Mark M. Gambill
/s/ JAMES P. HOLDEN	Director	March 14, 2019
James P. Holden
/s/ TOM E. SMITH	Director	March 14, 2019
Tom E. Smith