Form 10-Q
period 2019-03-31
SPEEDWAY MOTORSPORTS INC
filed 2019-05-02
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 1-13582

SPEEDWAY MOTORSPORTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0363307
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

5555 Concord Parkway South, North Carolina	28027
Address of Principal Executive Offices	Zip Code

                (704) 455-3239

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]    No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	TRK	New York Stock Exchange

As of April 30, 2019, there were 40,837,402 shares of the registrant’s common stock outstanding.

INDEX TO FORM 10-Q

Cautionary Note Regarding Forward-looking Statements - This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2019 and beyond; (v) statements relating to the Company’s future capital expenditures, facility repurposing, hosting of races, broadcasting rights, dividends, common stock repurchases, investments, seating, suite and other asset reduction or removal, income taxes, sponsorships, financing needs and costs, legal proceedings and other contingencies; and (vi) statements on the non-binding proposal related to a proposed acquisition of the Company by Sonic Financial Corporation as described herein. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include the ability of the parties to successfully negotiate a proposed acquisition on the terms proposed or at all, those discussed in our Annual Report on Form 10-K, "Item 1A, Risk Factors”, and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (“SEC”). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

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

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$68,619	$80,568
Accounts receivable, net	56,868	19,497
Prepaid and refundable income taxes	144	960
Inventories, net	9,735	8,018
Prepaid expenses and other current assets (Note 2)	21,987	11,911
Total Current Assets	157,353	120,954
Note Receivable	566	613
Other Assets	25,947	23,634
Property and Equipment, Net (Note 2)	929,813	936,551
Other Intangible Assets	298,383	298,383
Goodwill	46,225	46,225
Total	$1,458,287	$1,426,360

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$172	$167
Accounts payable	16,751	10,376
Deferred race event and other income	61,981	33,868
Accrued income taxes	3,532	689
Accrued interest	1,712	4,295
Accrued expenses and other current liabilities	15,410	21,601
Total Current Liabilities	99,558	70,996
Long-term Debt	198,134	198,002
Deferred Income	3,095	2,357
Deferred Income Taxes, Net	200,682	201,486
Other Liabilities	20,400	18,764
Total Liabilities	521,869	491,605
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 40,829,000 in 2019 and 40,854,000 in 2018	464	463
Additional Paid-in Capital	267,154	266,366
Retained Earnings	787,607	785,251
Treasury Stock at cost, shares – 5,525,000 in 2019 and 5,436,000 in 2018	(118,807)	(117,325)
Total Stockholders’ Equity	936,418	934,755
Total	$1,458,287	$1,426,360

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31:
	2019	2018 (Note 2)
Revenues:
Admissions	$14,350	$10,863
Event related revenue	28,477	20,989
NASCAR broadcasting revenue	57,645	36,741
Other operating revenue	7,416	7,370
Total Revenues	107,888	75,963

Expenses and Other:
Direct expense of events	16,670	13,333
NASCAR event management fees	32,865	20,552
Other direct operating expense	5,245	4,872
General and administrative	25,277	24,393
Depreciation and amortization (Note 2)	13,524	13,090
Interest expense, net	2,768	2,957
Other (income) expense, net	(54)	51
Total Expenses and Other	96,295	79,248
Income (Loss) Before Income Taxes	11,593	(3,285)
Income Tax (Provision) Benefit	(3,039)	965
Net Income (Loss)	$8,554	$(2,320)

Basic Earnings (Loss) Per Share	$0.21	$(0.06)
Weighted Average Shares Outstanding	40,846	40,982

Diluted Earnings (Loss) Per Share	$0.21	$(0.06)
Weighted Average Shares Outstanding	40,847	40,982

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2019	40,854	$463	$266,366	$785,251	$(117,325)	$934,755
Net income	—	—	—	8,554	—	8,554
Share-based compensation	63	1	788	—	—	789
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,198)	—	(6,198)
Repurchases of common stock	(88)	—	—	—	(1,482)	(1,482)
Balance, March 31, 2019	40,829	$464	$267,154	$787,607	$(118,807)	$936,418

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2018 (Note 2)	40,992	$461	$262,885	$769,426	$(111,982)	$920,790
Net loss	—	—	—	(2,320)	—	(2,320)
Share-based compensation	60	1	846	—	—	847
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,224)	—	(6,224)
Repurchases of common stock	(87)	—	—	—	(1,689)	(1,689)
Balance, March 31, 2018	40,965	$462	$263,731	$760,882	$(113,671)	$911,404

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	March 31:
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$8,554	$(2,320)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred loan cost amortization	393	377
(Gain) loss on disposals of property and equipment and other assets	(22)	12
Depreciation and amortization	13,524	13,090
Amortization of deferred income	(569)	(167)
Deferred income tax provision	(621)	622
Share-based compensation	789	847
Changes in operating assets and liabilities:
Accounts receivable (Note 2)	(37,369)	(12,230)
Prepaid, refundable and accrued income taxes	3,659	(1,557)
Inventories	(1,717)	(829)
Prepaid expenses and other current assets	(10,076)	(13,901)
Accounts payable	4,681	664
Deferred race event and other income (Note 2)	26,403	26,179
Accrued interest	(2,583)	(2,587)
Accrued expenses and other liabilities	(7,166)	(8,583)
Deferred income	3,017	34
Other assets and liabilities	(61)	(214)
Net Cash Provided (Used) By Operating Activities	836	(563)
Cash Flows from Financing Activities:
Principal payments on long-term debt	(167)	(3,162)
Dividend payments on common stock	(6,198)	(6,224)
Repurchases of common stock	(1,482)	(1,689)
Net Cash Used By Financing Activities	(7,847)	(11,075)
Cash Flows from Investing Activities:
Payments for capital expenditures	(5,117)	(11,291)
Proceeds from sales of property and equipment	50	9
Repayment of note receivable	45	43
Net Cash Used By Investing Activities	(5,022)	(11,239)
Net Decrease in Cash and Cash Equivalents	(12,033)	(22,877)
Cash and Cash Equivalents at Beginning of Period	80,903	82,200
Cash and Cash Equivalents at End of Period	$68,870	$59,323

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$5,516	$5,635
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	1,694	2,643

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operating subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Speedway Sonoma LLC (Sonoma Raceway or SR), Texas Motor Speedway, Inc. (TMS), SMISC Holdings LLC d/b/a SMI Properties (SMI Properties or SMIP), US Legend Cars International, Inc. (Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. See Notes 1 and 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Annual Report) for further description of our business operations, properties and scheduled events.

Recent Development – As previously announced, our Board of Directors received a non-binding proposal on April 23, 2019 from Sonic Financial Corporation, a company owned and controlled by O. Bruton Smith and his family (“Sonic Financial”), to acquire all of the outstanding shares of common stock of the Company, other than the shares held by Sonic Financial, O. Bruton Smith, his family and entities controlled by Mr. Smith and his family (collectively, the “Smith Group”), for cash consideration of $18.00 per share. Our Board of Directors has formed a special committee (the “Special Committee”) comprised of independent and disinterested directors to consider the proposal by Sonic Financial and advised by independent legal and financial advisors. No decisions have been made by the Special Committee with respect to the Company’s response to the proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed, or that this or any other transaction will be approved or consummated. The proposal by Sonic Financial is expressly subject to (i) a non-waivable condition requiring the approval of the holders of a majority of the shares of common stock that are not owned by the Smith Group and (ii) the approval of any transaction by a special committee consisting of independent and disinterested directors. Unless and until the transactions contemplated thereby have been consummated, SMI will continue to operate in the same manner as it operated prior to the receipt of the proposal letter. On April 24, 2019, the Company suspended its stock repurchase program. There can be no assurance that the Company will resume repurchases under the program.

Racing Events – In 2019, we plan to hold 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, six NASCAR K&N Pro Series, two NASCAR Whelen Modified Tour, one IndyCar Series, six major National Hot Rod Association (NHRA), one NASCAR Automobile Racing Club of America (ARCA) and three World of Outlaws (WOO) racing events. In 2018, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Camping World Truck Series, five NASCAR K&N Pro Series, three NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one NASCAR ARCA and three WOO racing events.

Seasonality and Quarterly Reporting – Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Racing schedule changes, particularly realigned NASCAR Cup racing events, can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business, corresponding with the move of race dates between quarters. Such changes can also significantly impact our annual cash flow cycles because we sell many tickets and event related revenues in advance and certain NASCAR broadcasting revenue payments are received after events are held.

The more significant races affected by poor weather and other racing schedule changes for the three months ended March 31, 2019 as compared to 2018 include:

•

TMS held one NASCAR Monster Energy Cup and one Xfinity Series racing event in the first quarter 2019 that were held in the second quarter 2018, and one Gander Outdoors Truck Series racing event in the first quarter 2019 that was held in the fourth quarter 2018

•	Poor weather surrounded Monster Energy NASCAR Cup weekends at AMS, LVMS and TMS in the first quarter 2019, and at AMS and LVMS in the first quarter 2018

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2018 Annual Report. In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair statement at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company's motorsports business. See Note 2 to the Consolidated Financial Statements in our 2018 Annual Report for further discussion of significant accounting policies.

Customer Revenues – As further described in Note 2 to the Consolidated Financial Statements in our 2018 Annual Report, we adopted Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)” and associated amendments, using the modified retrospective method of adoption as of January 1, 2018 (descriptions of disaggregated revenues, contract balances and performance obligations, and associated required annual disclosures are not repeated here).

Under the adopted guidance, certain event related revenue under contract should be recognized quarterly as performance obligations are satisfied, whereas under prior guidance revenue was recognized when fixed and determinable. While preparing our 2018 annual financial statements, we determined that the impact of adoption should have increased accounts receivable by $2,081,000 and retained earnings by $1,567,000 and increased deferred taxes by $398,000 and taxes payable by $116,000, as of January 1, 2018. We also determined that contracted direct expenses for track rentals and certain other events that are rebilled to customers should be presented gross rather than netted against revenues. These revisions to previously issued interim financial statements were reflected in our 2018 Annual Report, and increased event related revenues by $1,599,000 and direct expense of events by $1,079,000, and decreased the net loss by $394,000 and basic and diluted loss per share by $0.01, for the three months ended March 31, 2018. The revisions were not material to any prior interim financial statements.

Disaggregated Revenues – Our disaggregated admission, NASCAR broadcasting, sponsorship and other event related revenues are reported in our Motorsports Event Related segment, and our souvenir and other merchandise and other revenues are reported in that segment and our All Other segment (see Note 10), and are comprised of the following (in thousands):

	Three Months Ended March 31:
	2019	2018
Admissions	$14,350	$10,863
NASCAR broadcasting	57,645	36,741
Sponsorships and other event related	24,677	19,545
Souvenir and other merchandise	8,336	6,023
Other	2,880	2,791
Total Revenue	$107,888	$75,963

Unsatisfied Performance Obligations - We have contracted revenues representing unsatisfied performance obligations that are expected to be recognized in the future. These contracts contain initial terms typically ranging from one to five years, with some for ten-year periods, excluding renewal options. We anticipate recognizing unsatisfied performance obligations, excluding future NASCAR broadcasting revenues, for the calendar year ending 2020 and beyond of approximately $109,557,000 at March 31, 2019.

Deferred Event Expenses – Deferred event expenses pertain to scheduled events to be held in upcoming periods and are recognized, along with associated deferred event income, in the calendar quarter in which conducted. Deferred event expenses are reflected in other current assets, and amounted to $19,066,000 and $6,978,000 as of March 31, 2019 and December 31, 2018.

Contract Balances – Our contract assets are comprised of accounts receivable and deferred event expenses, and our contract liabilities are comprised of deferred event income and noncurrent deferred income. Costs to obtain and fulfill contracts (performance obligations) are comprised principally of such deferred event expenses. Changes in contract assets and liabilities result principally from recognition upon holding associated motorsport and non-motorsports events during the period. At March 31, 2019 and December 31, 2018, contract assets aggregated $19,066,000 and $6,978,000, and contract liabilities aggregated $65,076,000 and $36,225,000. For the three months ended March 31, 2019 and 2018, we recognized revenue associated with contract liabilities amounting to $12,902,000 and $10,320,000. At March 31, 2019 and December 31, 2018, our contract liabilities consist of current deferred revenue of $61,981,000 and $33,868,000, and noncurrent deferred revenue of $3,095,000 and $2,357,000, and we anticipate recognizing current amounts in the upcoming twelve-month period and noncurrent amounts thereafter.

Taxes Collected from Customers – We have elected to report sales, admission and other taxes collected from customers based on our applicable jurisdiction tax reporting requirements. As such, taxes are reported on both a gross and net basis in our operations, and those reported on a gross basis amounted to $661,000 and $294,000 in the three months ended March 31, 2019 and 2018.

SMI Weather Guarantee - Effective August 2018, we announced “The SMI Weather Guarantee” for all NASCAR-sanctioned races held at our eight speedways. If inclement weather postpones a NASCAR race, and ticketholders are unable to attend on a rescheduled date, fans can obtain a credit toward future NASCAR races held at any SMI speedway. Unused paid race tickets may be exchanged for tickets of equal or lesser value within one calendar year of the original event date or for the same race in the following year, subject to certain restrictions and requirements. Cash refunds are not available and the guarantee does not apply to delayed or shortened races. Tickets honored under this program were not significant in the first quarter 2019.

Income Taxes – We provide for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to our annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. Cash paid for income taxes excludes any previous overpayments the Company may have elected to apply to income tax liabilities. The Company has no undistributed foreign earnings or cash or cash equivalents held outside of the US. See Notes 2 and 8 to the Consolidated Financial Statements in our 2018 Annual Report for additional information on our accounting for income taxes.

The effective income tax rate for the three months ended March 31, 2019 and 2018 was 26.2% and 29.4% (benefit in 2018), respectively. There was no cash paid for income taxes in the three months ended March 31, 2019 or 2018.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $11,711,000 at both March 31, 2019 and December 31, 2018, all of which relates to our previously discontinued operation. Of those amounts, $11,534,000 is included in noncurrent other liabilities, all of which would favorably impact our effective tax rate if recognized, and $177,000 is included in deferred tax liabilities at both March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, management believes $201,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with unrecognized tax benefits were insignificant for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, we had $973,000 and $789,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2015 through 2017 by the Internal Revenue Service, and 2014 through 2017 by other state taxing jurisdictions to which we are subject.

Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. At March 31, 2019 and December 31, 2018, liabilities for unrecognized tax benefits totaled $11.7 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $2,210,000 and $1,735,000 in the three months ended March 31, 2019 and 2018. There were no deferred direct-response advertising costs at March 31, 2019 or December 31, 2018.

TMS Mineral Rights Lease Receipts – We recognized royalty revenue of $390,000 and $396,000 in the three months ended March 31, 2019 and 2018 under a natural gas mineral rights lease agreement and a joint exploration agreement entitling TMS to stipulated stand-alone and shared royalties. Such revenues can vary from associated volatility in natural gas price levels and common diminishing well production, as well as other factors outside of TMS’s control. At this time, while extraction activities continue, no new wells are being explored, and management is unable to determine ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline, remain steady or adequate. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain price levels are met. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2018, up to specified cumulative amounts. At this time, management believes 2019 revenues will not differ significantly from 2018, and that our infrastructure spending will continue to exceed anticipated future royalties similar to 2018. As of March 31, 2019 and December 31, 2018, there was no deferred income associated with these agreements.

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

The following table presents estimated fair values and categorization levels of our financial instruments as of March 31, 2019 and December 31, 2018 (in thousands):

			2019		2018
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$68,619	$68,619	$80,568	$80,568
Note receivable	2	NR	566	566	613	613
Cash surrender values	2	NR	10,627	10,627	10,061	10,061

Liabilities (principal)
5.125% Senior Notes Payable due 2023	2	NR	200,000	199,000	200,000	195,000
Other long-term debt	2	NR	720	720	887	887

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Property and Equipment – From time to time, we may decide to renovate various seating, suites and other areas at our speedways for modernizing our facilities, alternative marketing or development purposes such as offering expanded premium hospitality, RV camping and advertising areas, or wider seating and improved sight lines. When management decides on renovation and removal, accelerated depreciation is recorded prospectively over shortened estimated remaining useful lives of the assets, and accounted for as a change in estimate, beginning when management contracts and begins removal. Associated estimated costs of removal and disposal are also recorded at that time in “other expense”.

In the first quarter 2019, we contracted and began removing certain seating at LVMS for replacing every other seating row with drink rails in certain areas, offering our fans more leg room, easier mobility and expanded comfort for consuming food and beverages. As such, we recorded a non-cash pre-tax charge for accelerated depreciation of $360,000, before income tax benefits of $94,000, in the first quarter 2019. This charge is included in our "motorsports event related" reporting segment (see Note 10).

Consolidated Statements of Cash Flows – We revised the consolidated statements of cash flows for the three months ended March 31, 2018 to comport with full year classifications in our 2018 Annual Report. These revisions resulted in an immaterial decrease in net cash provided by operating activities and a corresponding decrease in net cash used by investing activities.

The following is additional information on our consolidated statements of cash flows: The changes in cash flows from operating activities in the three months ended March 31, 2019 compared to 2018 reflect an increase in accounts receivable for NASCAR broadcasting revenues associated with events held at TMS in March 2019 and collected in April 2019 (such revenues are scheduled due within approximately 30 days after events are held - similar events were held in April 2018).

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued ASU No. 2016-02 “Leases (Subtopic 842)” which replaces all current US GAAP guidance on this topic, and ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” which clarifies certain transitional and application guidance. Leases that meet the guidance criteria are to be recognized on an entity’s balance sheet as right-of-use assets and lease liabilities, and expanded disclosures are required. The accounting to be applied by lessors is largely unchanged from previous guidance. The FASB also issued ASU No. 2018-20 “Narrow-Scope Improvements for Lessors - Leases (Topic 842)” which, among other things, requires lessors to exclude certain lessor costs paid by lessees directly to third parties from revenue and variable payments in lease contract consideration. Costs paid by lessors and reimbursed by lessees will be recorded as costs and revenue, respectively. We implemented processes, internal controls and technology solutions to help enable proper accounting and accurate reporting of our leasing activities.

We adopted this new guidance as of January 1, 2019 using the modified retrospective transition method, with no restatement of prior periods. No cumulative-effect adjustment was recognized as the amount was not material, and adoption had an insignificant impact on our statement of operations and cash flows. All of our leases are operating leases under the new guidance. Adoption resulted in recording right-of-use assets and lease liabilities of $1,935,000 as of January 1, 2019. Our evaluation under the new lease accounting guidance, practical expedients and associated required disclosures are set forth below. All amounts and disclosures for our leasing activities before January 1, 2019 are based on previous accounting guidance.

The FASB issued ASU No. 2018-01 "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842" which, among other things, provides an optional transition practical expedient to not evaluate existing or expired land easements that were not accounted for as leases under previous guidance. Once adopted, this Update should be applied prospectively to all new or modified land easements to determine whether any arrangements should be accounted for as a lease. We elected this practical expedient, including not reassessing existing land easements as lease contracts, and adoption of this new guidance as of January 1, 2019 had no significant impact on our financial statements.

Operating Leases – As lessee, our lease agreements are principally for office and warehouse space used in operations and equipment used in conducting racing and other events. As lessor, we lease various office, warehouse and industrial park space and certain other speedway facilities under operating leases to various entities largely involved in motorsports, and leases typically contain initial terms of one year or more and are noncancelable. Certain property and building lease agreements obligate us to pay real estate taxes, insurance and certain maintenance costs (non-lease components). Our lease agreements do not contain any significant residual value guarantees, buy-out options or variable costs, no significant lease costs are capitalized, and our sub-leases are not significant. Operating lease expense is generally recognized on a straight-line basis over the lease term, and recorded in our various expense categories based on the nature of the associated lease.

We elected the following practical expedients:

•	Lease agreements with lease and non-lease components are generally accounted for as a single lease component.
•	No reassessment of whether any expired or existing contracts are or contain leases or their previous classification.
•	Our initial direct costs are immaterial for all leases.

We also used the following considerations in applying the new lease accounting guidance:

•

Because our operations consist largely of weekend, single day or other short-period seasonal events, most equipment and other personal property lease agreements typically have initial terms of one year or less, involve right-to-use assets with actual use of less than 30 consecutive days or are cancelable with minimal notice, and have lessor substitution and control rights throughout periods of use. As such, our short-term lease costs as defined under the new guidance are not significant.

•	Most of our various office and warehouse non-speedway facilities are leased from an affiliate, which are cancelable with minimal notice.
•	Actual use, right-to-use or ability to cancel with minimal notice was considered. Contracted renewal options did not significantly impact adoption.
•	Such considerations under the new lease guidance significantly reduced the impact of adoption and quantitative disclosures.

We determined the present value of lease payments over the respective lease terms using an estimated weighted average incremental borrowing rate of 4% based on available information, and a weighted-average lease term of 2.2 years. Total lease cost amounted to $343,000 for the three months ended March 31, 2019. Operating lease right-of-use assets and associated lease liabilities as of March 31, 2019 are as follows (in thousands):

March 31, 2019
Operating lease right-of-use assets (reflected in non-current Other Assets)	$1,933

Current operating lease liabilities (reflected in Accrued Expenses and Other Current Liabilities)	975
Noncurrent operating lease liabilities (reflected in non-current Other Liabilities)	971
Total present value of lease liabilities	1,946
Imputed interest	85
Total gross lease payments	$2,031

Lease revenue for operating leases, excluding TMS oil and gas mineral rights lease receipts that are not subject to the new lease guidance, amounted to $2,464,000 in the three months ended March 31, 2019. Future contracted annual lease payments, and minimum lease revenues, under operating leases with terms in excess of twelve months at March 31, 2019 were as follows (in thousands):

	Lease Payments	Lease Revenues
2019 (remainder of the year)	$833	$7,092
2020	758	6,861
2021	348	6,051
2022	48	2,953
2023	44	2,208
Thereafter	—	5,656
Total	$2,031	$30,821

Disclosures under Previous Lease Accounting Guidance – The following disclosures are based on accounting guidance in effect prior to our January 1, 2019 adoption of the new lease accounting standards. At December 31, 2018, future annual minimum lease payments under operating leases amounted to $1,152,000 in 2019, $855,000 in 2020, $504,000 in 2021, $156,000 in 2022, $145,000 in 2023, and $200,000 thereafter. At December 31, 2018, future annual minimum lease revenues under operating leases amounted to $5,142,000 in 2019, $2,561,000 in 2020, $1,778,000 in 2021, $1,250,000 in 2022, $888,000 in 2023, and $37,000 thereafter.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	March 31,	December 31,
	2019	2018
Finished race cars, parts and accessories	$5,475	$5,162
Souvenirs and apparel	3,444	2,319
Micro-lubricant® and other	816	537
Total	$9,735	$8,018

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Annual Impairment Assessment – We evaluate goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Other intangible assets are comprised of nonamortizable race event sanctioning and renewal agreements. See Notes 2 and 5 to the Consolidated Financial Statements in our 2018 Annual Report for additional information on our goodwill and other intangible assets, and the methods, assumptions and business factors used in our annual impairment assessment.

Management's latest annual assessment in the second quarter 2018 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units. The impairment evaluation considered NASCAR’s approved realignment of one annual Monster Energy Cup Series and one annual Gander Outdoors Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in September 2018, and anticipated associated net increases in future long-term cash flows and operating profits. Among other factors, the latest assessment assumes projected cash flow and profitability using minimal or modest annual growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. The assessment also reflects anticipated lower cash federal income taxes under the Tax Cuts and Jobs Act. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management fees, based on historical and anticipated rates which are supported by current negotiated multi-year contracts. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment.

Management's assessment found the estimated fair value of each reporting unit and each indefinite-lived race date intangible asset substantially exceeded its associated carrying value except for three race date agreements. We recorded sizable impairment charges in 2015 and earlier years to reduce the carrying values for two of those race date agreements to then estimated fair values. These charges resulted in nominal excess fair value over adjusted carrying values for future impairment assessments and are reflected in our current evaluation. As of March 31, 2019 and December 31, 2018, the aggregate carrying value for those non-amortizable race date event sanctioning and renewal agreements was approximately $298.4 million. The estimated excess of fair value of these identified intangible assets is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. The evaluation reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing race driver “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for those three race date intangible assets.

There have been no triggering events that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of March 31, 2019. Our future profitability or success associated with any current or future NASCAR race realignments could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information – There were no changes in the gross carrying value of other intangible assets or goodwill during the three months ended March 31, 2019. Those carrying amounts include accumulated impairments of $100.0 million for other intangible assets and $149.7 million for goodwill at both March 31, 2019 and December 31, 2018. There is no accumulated amortization for either asset class.

5. LONG-TERM DEBT

Bank Credit Facility – Our Amended and Restated Credit Agreement, dated December 29, 2014 (the Credit Facility), among other things: (i) provides for a five-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a five-year $150,000,000 senior secured term loan (which was fully drawn and repaid) and a five-year delayed draw term loan of up to $50,000,000 (which was fully drawn and repaid) (the Term Loan or Term Loans); (iii) matures in December 2019; (iv) contains an accordion feature allowing the Company to increase revolving commitments or establish a term loan up to an aggregate additional $100,000,000 or $200,000,000, respectively (or a combined aggregate additional amount of up to $250,000,000) with certain lender commitment conditions; (v) allows for annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (vi) limits annual capital expenditures to $75,000,000 and provides for motor speedway acquisitions and related businesses. Term Loans require equal minimum quarterly principal payments of at least 5% of initial amounts drawn on an annualized basis.

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

At March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the Credit Facility, and outstanding letters of credit amounted to $587,000 at both dates. During the three months ended March 31, 2018, the Company repaid $3,000,000 of Term Loan borrowings. As of March 31, 2019, we had availability for borrowing up to an additional $99,413,000, including up to an additional $49,413,000 in letters of credit, under the revolving Credit Facility.

2023 Senior Notes – We completed a private placement of 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the 2023 Senior Notes), and an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes were issued at par, and net proceeds were used to redeem a portion of our former 2019 Senior Notes as further described in Note 6 to the Consolidated Financial Statements in our 2018 Annual Report. The 2023 Senior Notes mature in February 2023 and interest payments are due semi-annually on February 1 and August 1.

Other Notes Payable – At March 31, 2019 and December 31, 2018, long-term debt includes a 3% interest bearing debt obligation of $720,000 and $887,000 associated with the 2016 purchase of real property at BMS, payable in eight annual installments of $194,000.

Deferred Financing Costs – Deferred financing costs associated with our revolving Credit Facility are reported in other noncurrent assets, and those associated with our 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt. As of March 31, 2019 and December 31, 2018, long-term debt reflects deferred financing costs, net of accumulated amortization, of $2,414,000 and $2,718,000.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. We were in compliance with all applicable covenants under these debt agreements as of March 31, 2019. See Note 6 to the Consolidated Financial Statements included in our 2018 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended March 31:
	2019	2018
Gross interest costs	$2,962	$3,177
Less: capitalized interest costs	(29)	(129)
Interest expense	2,933	3,048
Interest income	(165)	(91)
Interest expense, net	$2,768	$2,957
Weighted-average interest rate on Credit Facility borrowings	—	2.9%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings or loss per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended March 31:
	2019	2018
Net income (loss) applicable to common stockholders and assumed conversions	$8,554	$(2,320)

Weighted average common shares outstanding	40,846	40,982
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	1	—
Weighted average common shares outstanding and assumed conversions	40,847	40,982

Basic earnings (loss) per share	$0.21	$(0.06)
Diluted earnings (loss) per share	$0.21	$(0.06)
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	—	30

Stock Repurchase Program – Our Board of Directors has approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 6,000,000 shares (increased from 5,000,000 shares with Board of Director approval on February 12, 2018) of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program has been funded using available cash and cash equivalents and may be suspended or discontinued at any time (see Note 1).

During the three months ended March 31, 2019 and 2018, we repurchased 61,000 and 59,000 shares of common stock for $1,014,000 and $1,148,000, respectively. As of March 31, 2019, we could repurchase up to an additional 884,000 shares under the current authorization. During the three months ended March 31, 2019, we also repurchased 28,000 shares of common stock for $468,000 from management employees to settle income taxes on 62,000 restricted shares that vested during the period. As of and through March 31, 2019, treasury stock includes 409,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – On February 12, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6,198,000, which was paid on March 15, 2019 to shareholders of record as of March 1, 2019. On April 23, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 5, 2019 to shareholders of record as of May 15, 2019. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, and by a member of our Board of Directors, share various expenses in the ordinary course of business under a shared services agreement. For the three months ended March 31, 2019 and 2018, we incurred expenses of $407,000 and $275,000 under the shared services agreement. No amounts were due from or payable to Sonic Financial at March 31, 2019 and December 31, 2018.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer, and by a member of our Board of Directors, under annually renewable lease agreements. Rent expense amounted to $183,000 and $182,000 in the three months ended March 31, 2019 and 2018. Amounts owed to these affiliated companies at March 31, 2019 or December 31, 2018 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc., an entity in which our Executive Chairman is a controlling stockholder, and our Chief Executive Officer and a member of our Board of Directors are affiliated through common ownership, for an aggregate of $165,000 and $159,000 in the three months ended March 31, 2019 and 2018. There were no vehicles sold to SAI in the three months ended March 31, 2019 and 2018. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $235,000 and $221,000 in the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, approximately $94,000 and $142,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $347,000 and $438,000 in the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, approximately $114,000 and $217,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of March 31, 2019 and December 31, 2018, and transactions for the three months ended March 31, 2019 and 2018, are summarized below (in thousands):

	2019	2018
Accounts receivable	$208	$359
Merchandise and vehicle purchases	165	159
Shared services expense	407	275
Merchandise sales	582	659
Rent expense	183	182

8. LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, we are party to routine litigation incidental to our business. We believe that the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows.

9. STOCK COMPENSATION PLANS

See Note 11 to the Consolidated Financial Statements in our 2018 Annual Report for additional information and terms of the Company’s stock compensation plans.

2013 Stock Incentive Plan, Amended and Restated as of April 19, 2017 – The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the three months ended March 31, 2019 and 2018. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the 2013 Stock Incentive Plan for the indicated periods (shares in thousands):

	Three Months Ended March 31:
	2019		2018
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	65	126	66	127
Granted	35	35	35	35
Vested	(31)	(31)	(31)	(31)
Forfeited	(3)	(3)	(5)	(5)
Outstanding, end of period	66	127	65	126

During each of the three months ended March 31, 2019 and 2018, the Company repurchased 28,000 shares of common stock for $468,000 and $540,000, respectively, from executive management employees to settle income taxes on 62,000 shares that vested in each respective period.

2018 Formula Restricted Stock Plan – In March 2018, our Board of Directors adopted the 2018 Formula Restricted Stock Plan which was approved by our stockholders at the 2018 Annual Meeting. The Company awarded 5,286 shares of restricted stock to each of the Company’s five non-employee directors in April 2019 under this plan. The Company awarded an aggregate of 16,904 shares of restricted stock to the Company’s non-employee directors in April 2018, all of which vested in April 2019, and 4,459 shares of restricted stock to a non-employee director appointed to the Board of Directors in October 2018, under this plan. All restricted stock awards were granted and vested in accordance with plan provisions.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012 – The 2008 Formula Restricted Stock Plan expired by its terms in February 2018 (see the 2018 Formula Restricted Stock Plan above). An aggregate of 15,572 shares granted under this plan in April 2017 vested in April 2018. No further shares can be granted under this plan.

Share-Based Payments – There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2019 or 2018 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted or exercised under any of the Company’s stock compensation plans during the three months ended March 31, 2019 or 2018.

Share-based compensation cost for the three months ended March 31, 2019 and 2018 totaled $789,000 and $847,000, before income taxes of $207,000 and $249,000, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2019 or December 31, 2018. As of March 31, 2019, there was approximately $3,647,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the Company's stock compensation plans that is expected to be recognized over a weighted average period of 0.9 year. As of March 31, 2019, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

10. SEGMENT DISCLOSURES

Our operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at our various major speedway facilities located in the United States. Our business activities, including those of our subsidiaries, are further described in Notes 1 and 2 to the Consolidated Financial Statements in our 2018 Annual Report. All Company assets are located in the United States. Our “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties and SMI Trackside motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reportable segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. Our “all other” operations consist of SMIP subsidiary non-event motorsports and non-motorsports merchandising, Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, TMS natural gas mineral rights lease and related revenues, and office rentals at certain Company speedways.

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

	Three Months Ended March 31:
	2019			2018
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$102,658	$5,230	$107,888	$71,393	$4,570	$75,963
Depreciation and amortization (Note 2)	13,469	55	13,524	13,053	37	13,090
Segment operating income (loss)	13,565	742	14,307	(961)	684	(277)
Capital expenditures	5,086	31	5,117	11,111	180	11,291

	March 31, 2019			December 31, 2018
Other intangibles	$298,383	–	$298,383	$298,383	–	$298,383
Goodwill	46,225	–	46,225	46,225	–	46,225
Total assets	1,433,738	$24,549	1,458,287	1,402,474	$23,886	1,426,360

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (in thousands):

	Three Months Ended March 31:
	2019	2018
Total segment operating income (loss)	$14,307	$(277)
Adjusted for:
Interest expense, net	(2,768)	(2,957)
Other expense, net	54	(51)
Consolidated income (loss) before income taxes	$11,593	$(3,285)

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
•

Event related revenue – includes amounts received from sponsorship, luxury suite rentals, event souvenir merchandise sales, commissions from food and beverage sales, advertising and other promotional revenues, radio programming, hospitality revenues, track rentals, driving school and karting revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, rebilled contracted expenses for track rentals and certain other events to customers, and other event and speedway related revenues

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

•

Direct expense of events – principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of event related employees, advertising, sales and admission taxes, sales commissions, credit card processing fees, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies, contracted direct expenses for track rentals and certain other events rebilled to customers, and outside event support services

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

Impact of Poor Weather – We promote outdoor motorsports events. Our admissions and certain event related revenues and operating expenses reflect the negative impact of poor weather surrounding certain NASCAR and other racing weekends at our speedways. Weather conditions surrounding these events can significantly affect sales of tickets, concessions and souvenirs, among other things. Due to inclement weather conditions, we may be required to reschedule a race event to the next or another raceable day. Although we sell many tickets in advance of our events, poor weather conditions can have a material effect on our results of operations. Poor weather leading up to, or forecast for a weekend that surrounds, a race can negatively impact our advance sales and walk-up admissions. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

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

Seasonality and Quarterly Results – The impact of seasonality on reporting our quarterly results, and our scheduled racing events for 2019 and as compared to 2018, is further described in Note 1 to the Consolidated Financial Statements.

Our business has been, and is expected to remain, somewhat seasonal. At TMS, we realigned annual NASCAR Monster Energy Cup and Xfinity Series racing events held in the second quarter 2018 to the first quarter 2019, and an annual Gander Outdoors Truck Series racing event in the fourth quarter 2018 to the first quarter 2019. Racing schedule changes can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The profitability of similar series events, particularly Monster Energy NASCAR Cup events, can vary substantially because of differences in broadcasting revenues, seating capacity and demand, media markets and popularity, and weather conditions surrounding our events among other factors. Our quarterly operating results are not indicative of results that may be expected for future periods because of such seasonality.

The following table presents comparative information on our scheduled major NASCAR-sanctioned racing events (Monster Energy Cup and Xfinity Series) for 2019 and 2018:

	Number of scheduled major NASCAR-sanctioned events
	2019	2018
1st Quarter	6	4
2nd Quarter	6	8
3rd Quarter	10	10
4th Quarter	2	2
Total	24	24

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results. A brief overview of certain significant and relevant factors is provided below to help understand our various operating factors, which are further discussed throughout this report where indicated.

Significant Multi-Year Revenues

•	Multi-year, multi-platform NASCAR Broadcasting Rights Agreement through 2024 - broadcasting revenues expected to approximate $226 million in 2019 (in “Liquidity” below)
•	Our aggregate other long-term, multi-year contracted revenues are significant (in “Liquidity” below)

Other Significant Factors

•	Non-binding proposal received from the "Smith Group" to acquire Company common stock (in Note 1 to the Consolidated Financial Statements)
•	Certain event weekends have experienced poor weather (in “Impact of Poor Weather” and “Seasonality and Quarterly Results” above)
•	Facility modernization, accelerated depreciation and other charges in recent years and anticipated in 2019 (in “Capital Expenditures" below and Note 2 to the Consolidated Financial Statements)
•	Annual impairment assessment of Other Intangible Assets and Goodwill (in Note 2 to the Consolidated Financial Statements)
•	Ongoing reduced interest costs from debt reduction (in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”)
•	Repurchases of common stock (in Note 6 to the Consolidated Financial Statements)
•	Unrecognized compensation cost for non-vested share based payments (in Note 9 to the Consolidated Financial Statements)

SMI, NASCAR and Other Industry Changes and Improvements in Our Sport (discussed in indicated sections of our 2018 Annual Report and not repeated in this Quarterly Report):

•	NASCAR’s ongoing changes and improvements in our sport (in “Business – Industry Overview”)
•	Significant investments in leading-edge technology – appealing to younger fans (in “Business – Operating Strategy”)
•	Modern, innovative and entertaining facilities (in “Business – Operating Strategy”)
•	Our numerous marketing and promotional efforts (in “Business – Operating Strategy”)

Competing with Evolving Media and Content Consumption, and Changing Demographics (discussed in indicated sections of our 2018 Annual Report and not repeated in this Quarterly Report)

•	Competing with evolving media and content consumption (in “Business – Industry Overview”)
•	Changing demographics (in “Business – Industry Overview, and Operating Strategy”)
•	Significant investments in leading-edge technology – appealing to younger fans (in “Business – Operating Strategy”)
•	Modern, innovative and entertaining facilities (in “Business – Operating Strategy”)

General Factors and Current Operating Trends – Our year-to-date 2019 race season results reflect holding TMS's spring NASCAR Monster Energy Cup racing weekend in the first quarter 2019 that was held in the second quarter 2018. These results also reflect lower admissions and event related revenues for certain racing events on a comparable year-over-year basis, and the negative impact of poor weather surrounding certain NASCAR racing events at AMS, LVMS and TMS this period.

Many entertainment companies, including most sporting venues, are facing challenging admissions, event related revenue and viewership trends similar to SMI and motorsports in general. Management believes many of our revenue categories continue to be negatively impacted by changing demographics and evolving media content consumption, as well as the lingering effects of lower consumer and corporate spending, and underemployment in certain demographic groups. Those and other factors such as high local lodging prices and minimum stay requirements, increasing highway congestion, and high food and health-care costs, are believed to be resulting in less travel and spending by certain fans and customers. Management also believes admissions and viewership trends have been negatively impacted by the retirement or reduced motorsports racing of extremely popular and long-standing successful race car drivers (“megastars”) such as Dale Earnhardt Jr, Jeff Gordon, Tony Stewart, Carl Edwards, Matt Kenseth and Danica Patrick. While the popularity of “newer drivers” continues to increase, similar to most sports, driver popularity and performance abilities can affect on-track competition, the closeness of championship points racing, attendance, corporate interest, media attention and the appeal and success of racing in general. At this time, we are unable to determine if these trends will reverse in 2019 or beyond.

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

Other Market and Economic Considerations – Although continuing to improve, some uncertainty exists as to the strength and duration of the US economic recovery. The President and his administration, and the outcome of upcoming political elections, could further change governmental policies, regulatory environments, and spending sentiment. The impact of any possible new tariffs, higher interest rates, higher tax rates, or possible changes in governmental state and local taxing, regulatory, spending and other policies could also significantly impact consumer and corporate spending, economic recovery and our future results.

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

These and other factors, particularly as related to the success of the Monster Energy NASCAR Cup Series, can significantly impact attendance at our events and our operating results. We continue to commit substantial resources to expanding and enhancing our promotional activities to help offset the ongoing impact of these economic and market factors and conditions. Management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the ongoing racing changes and improvements by NASCAR are successful. See our “Business – Industry Overview”, “Business – Operating Strategy”, “Business – Competition” and “Risk Factors” in our 2018 Annual Report for additional information on the impact that competition, popularity, ongoing NASCAR improvements and other changes, the success of NASCAR racing in general, and ongoing economic conditions and geopolitical risks, can have on our operating results.

RESULTS OF OPERATIONS

Management believes the comparative information and non-GAAP financial information presented below, and the various economic and other factors discussed in “Near-term Operating Factors” above, help in understanding and comparing our results of operations. As further discussed below, our first quarter results reflect:

•

TMS held one NASCAR Monster Energy Cup and one Xfinity Series racing event in the first quarter 2019 that were held in the second quarter 2018, and one Gander Outdoors Truck Series racing event in the first quarter 2019 that was held in the fourth quarter 2018 (the “2019 TMS Race Date Realignments”)

•	Poor weather surrounded Monster Energy NASCAR Cup weekends at AMS, LVMS and TMS in the first quarter 2019, and at AMS and LVMS in the first quarter 2018

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

We have not reconciled non-GAAP forward-looking earnings per diluted share to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because, as indicated by our relatively wide range of earnings guidance, forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable. Such factors include various economic factors, the seasonal popularity or success of NASCAR, geopolitical factors, as well as others described in our "Cautionary Note Regarding Forward-looking Statements" and "Risk Factors" in our 2018 Annual Report, any or all of which can significantly impact our future results. These components and other factors could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP, does not have standard meaning and may differ from information or measures used by other entities. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss, or diluted earnings or loss per share, determined in accordance with GAAP. Individual quarterly amounts may not be additive due to rounding. Amounts below are in thousands except per share amounts.

	Three Months Ended
	March 31:
	2019	2018
Net income (loss) using GAAP	$8,554	$(2,320)
Accelerated depreciation on retired assets and costs of removal, pre-tax (Note 2)	360	–
Income tax effect of non-GAAP adjustment	(94)	–
Non-GAAP net income (loss)	$8,820	$(2,320)

Consolidated diluted earnings (loss) per share using GAAP	$0.21	$(0.06)
Accelerated depreciation on retired assets and costs of removal, pre-tax	0.01	–
Income tax effect of non-GAAP adjustment	(0.00)	–
Non-GAAP diluted earnings (loss) per share	$0.22	$(0.06)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Total Revenues for the three months ended March 31, 2019 increased by $31.9 million, or 42.0%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2019 increased by $3.5 million, or 32.1%, over such revenue for the same period last year. This increase is due primarily to the 2019 TMS Race Date Realignments. The overall increase was partially offset by lower overall admissions revenue from certain NASCAR racing events held at LVMS on a comparable year-over-year basis, and poor weather surrounding certain NASCAR racing events held at AMS, LVMS and TMS in the current period.

Event Related Revenue for the three months ended March 31, 2019 increased by $7.5 million, or 35.7%, over such revenue for the same period last year. This increase is due primarily to the 2019 TMS Race Date Realignments, and higher event souvenir merchandise revenues associated with third-party venues in the current period as compared to the same period last year. The overall increase was partially offset by lower track rentals at certain Company speedways, and lower event related revenues associated with reduced attendance and poor weather at certain NASCAR racing events, on a comparable year-over-year basis.

NASCAR Broadcasting Revenue for the three months ended March 31, 2019 increased by $20.9 million, or 56.9%, over such revenue for the same period last year. This increase reflects the 2019 TMS Race Date Realignments, and higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year basis.

Other Operating Revenue for the three months ended March 31, 2019 increased by $46,000, or 0.6%, over such revenue for the same period last year. This increase is due primarily to higher Legend Cars revenues, partially offset by lower non-event souvenir merchandise sales, in the current period as compared to the same period last year.

Direct Expense of Events for the three months ended March 31, 2019 increased by $3.3 million, or 25.0%, over such expense for the same period last year. This increase is due primarily to costs associated with the 2019 TMS Race Date Realignments, and higher event souvenir merchandise revenues from third-party venues in the current period as compared to the same period last year. The overall increase was partially offset by lower operating costs associated with reduced attendance and event related revenues for certain NASCAR racing events on a comparable year-over-year basis.

NASCAR Event Management Fees for the three months ended March 31, 2019 increased by $12.3 million, or 59.9%, over such expense for the same period last year. This increase reflects the 2019 TMS Race Date Realignments, and higher contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year basis.

Other Direct Operating Expense for the three months ended March 31, 2019 increased by $373,000, or 7.7%, from such expense for the same period last year. This increase is due primarily to higher operating costs associated with higher Legend Cars revenues, partially offset by decreased costs associated with lower non-event souvenir merchandise sales, in the current period as compared to the same period last year.

General and Administrative Expense for the three months ended March 31, 2019 increased by $884,000, or 3.6%, over such expense for the same period last year. This increase reflects compensation and other indirect costs associated with the 2019 TMS Race Date Realignments, higher property taxes in the current period as compared to last year, and a combination of individually insignificant items.

Depreciation and Amortization Expense for the three months ended March 31, 2019 increased by $434,000, or 3.3%, over such expense for the same period last year. This increase is due primarily to recording pre-tax accelerated depreciation of $360,000 on retired assets in the current period as further described in Note 2 to the Consolidated Financial Statements. The overall increase was partially offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for the three months ended March 31, 2019 was $2.8 million compared to $3.0 million for the same period last year. This change is due primarily to lower total outstanding debt in the current period as compared to the same period last year (there were no Credit Facility borrowings at March 31, 2019 or December 31, 2018).

Other Income, Net for the three months ended March 31, 2019 was $54,000 compared to other expense, net of $51,000 for the same period last year. This change is due to a combination of individually insignificant items.

Income Tax (Provision) Benefit. Our effective income tax rate for the three months ended March 31, 2019 and 2018 was 26.2% and 29.4% (benefit in 2018), respectively.

Net Income for the three months ended March 31, 2019 was $8.6 million compared to a net loss of $2.3 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the three months ended March 31, 2019 and 2018 resulted primarily from:

(1)	net cash provided (used) by operations amounting to $836,000 in 2019 and ($563,000) in 2018
(2)	repayments of long-term debt amounting to $167,000 in 2019 and $3.2 million in 2018
(3)	payment of quarterly cash dividends amounting to $6.2 million in both 2019 and 2018
(4)	repurchases of common stock amounting to $1.5 million in 2019 and $1.7 million in 2018
(5)	cash outlays for capital expenditures amounting to $5.1 million in 2019 and $11.3 million in 2018

The following is additional information on our accompanying Consolidated Statements of Cash Flows: The changes in cash flows from operating activities in the three months ended March 31, 2019 compared to 2018 reflect an increase in accounts receivable for NASCAR broadcasting revenues associated with events held at TMS in March 2019 and collected in April 2019 (such revenues are scheduled due within approximately 30 days after events are held - similar events were held in April 2018).

We had the following contractual obligations as of March 31, 2019 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations: (1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$37,405	$37,405	–	–	–
Long-term debt, senior notes (2)	200,720	172	$360	$200,188	–
Other liabilities	7,893	–	–	7,893	–
Interest on fixed rate debt obligations (3)	39,343	10,271	20,526	8,546	–
Deferred income taxes (4)	200,682	–	–	–	$200,682
Interest on floating rate credit facility debt (3)	–	–	–	–	–
NASCAR event management fees (5)	226,866	128,599	98,267	–	–
Contracted capital expenditures (1)	1,784	1,784	–	–	–
Declared dividends on common stock (6)	6,150	6,150	–	–	–
Operating leases	3,323	1,434	1,401	288	200
Total Contractual Cash Obligations	$724,166	$185,815	$120,554	$216,915	$200,882

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit (2)	$587	$587	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was $0 in the three months ended March 31, 2019 and $11.8 million in the full year 2018); and (b) capital expenditures that may be made although not under contract (cash paid for capital expenditures in the three months ended March 31, 2019 was approximately $5.1 million).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt. As of March 31, 2019, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.4 million, including up to an additional $49.4 million in letters of credit.

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

(5)

Reflects SMI’s separate five-year Event Management Agreements with NASCAR for racing events through 2020 using an average annual increase of 3.5%. Fees for years after 2020 have not yet been negotiated and could change substantially should future race schedules change.

(6)

Dividends on common stock reflect estimated amounts payable for declarations after March 31, 2019. In April 2019, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in June 2019. Quarterly cash dividends paid in 2018 totaled approximately $24.6 million.

LIQUIDITY

The factors described below pertain to our liquidity. Additional information on certain factors can be found where indicated, and is not repeated in this section.

As of March 31, 2019, our cash and cash equivalents totaled $68.6 million, and we had no outstanding borrowings under the Credit Facility (or Term Loan). Our outstanding letters of credit amounted to $587,000, and we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any.

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

Income Taxes – At March 31, 2019, we had net deferred tax liabilities of approximately $200.7 million and liabilities for uncertain tax benefits of $11.7 million as further described in Note 8 to the Consolidated Financial Statements in our 2018 Annual Report. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, our net deferred tax liabilities remain material after significant reduction under the Tax Cuts and Jobs Act of 2017. The likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. Such reversal resulted in higher cash paid for income taxes in 2018 as compared to recent years ($11.8 million in 2018). While we anticipate our future cash outlays for income taxes under the Tax Cuts and Jobs Act will be relatively lower than under previous tax law, such future payments are expected to remain substantial. See "Item 1A, Risk Factors" in our 2018 Annual Report for additional information on our income taxes.

General Debt Overview – We have reduced total long-term debt by approximately $30.2 million in 2018 and $232.0 million in 2014 through 2017, and reduced interest costs through principal repayment and various financing transactions. There are no outstanding borrowings under the Credit Facility (including the Term Loan) at March 31, 2019, and associated interest costs have been decreasing in past years from repayments and lower outstanding borrowings. The structured repayment of Term Loan borrowings over five years and lower interest costs under the 2023 Senior Notes have reduced our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. See "Item 1A, Risk Factors" in our 2018 Annual Report for other factors related to our debt and general economic conditions.

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

2023 Senior Notes – We completed a private placement of new 5.125% Senior Notes due 2023 in aggregate principal amount of $200.0 million in January 2015 (the 2023 Senior Notes), and an exchange offer for substantially identical 2023 Senior Notes registered under the Securities Act in the second quarter 2015. The 2023 Senior Notes were issued at par, mature in February 2023 and interest payments are due semi-annually on February 1 and August 1.

Other General Debt Agreement Terms and Conditions – Our Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants, and limit or prohibit various financial and transactional activities. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain defined consolidated total leverage ratios and consolidated interest coverage ratios. The terms and conditions of our debt agreements, including dividend, redemption, right of payment, cross-default acceleration and other provisions, and security pledges are further described in Note 6 to the Consolidated Financial Statements in our 2018 Annual Report.

Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining a consolidated interest coverage ratio of no less than 3.25 to 1.0. Our ability to maintain compliance can be affected by events beyond our control. As further described in "Item 1A, Risk Factors” in our 2018 Annual Report, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding. We were in compliance with all debt covenants as of March 31, 2019.

Multi-year, Multi-platform NASCAR Broadcasting Revenues and Event Management (formerly purse and sanction) Fees - Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from revenues received under ten-year broadcasting rights contracts between NASCAR and various television networks (47% of our total revenues in 2018). We participate in these multi-platform and media partnership agreements with NASCAR, FOX Sports Media Group and NBC Sports Group for the broadcasting and digital rights to all (on a combined basis) Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series racing events, as well as certain NASCAR K&N Pro Series and Whelen Modified Tour events, through 2024. NASCAR announcements have valued the industry broadcasting contracts at more than $8.2 billion over ten years, representing approximately $820 million in gross average annual rights fees for the industry and an approximate 46% increase over the previous contract annual average of $560 million. These ten-year broadcasting agreements are anticipated to provide us contracted revenue increases of almost four percent annually. Our total contracted NASCAR broadcasting revenues are expected to approximate $226 million in 2019. SMI has separate five-year Event Management Agreements with NASCAR under which our speedways conduct Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series and the All-Star Race events through 2020. These agreements contain annual increases in event management fees of three to four percent.

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

Stock Repurchase Program – Information and activity regarding our stock repurchase program can be found in Note 6 to the Consolidated Financial Statements.

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. Our capital expenditures amounted to $5.1 million in the three months ended March 31, 2019, and $34.1 million in the full year 2018 as further described in our 2018 Annual Report. At this time, aggregate payments for capital expenditures in 2019 are estimated to approximate $20.0 to $30.0 million. As of March 31, 2019, we had contractual obligations for capital expenditures of approximately $1.8 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

At March 31, 2019, we had various construction projects underway. In 2019, we plan to modernize seating at certain speedways by replacing every other seating row with drink rails in certain areas, offering our fans more leg room, easier mobility and expanded comfort for consuming food and beverages. Also in 2019, similar to 2018, we continue to modernize various speedway spectator and other gathering areas, similar to high-end sports bars and close to our restart zones at certain speedways, and upgrade luxury suites. These areas include expanded premium “spectator-box” seating, premium hospitality, fan-zone entertainment and other first-class fan amenities. In 2018, we completed enhancement of CMS’s new ROVAL™ road course, a new high-end clubhouse at LVMS, and expansion of “The Strip at Las Vegas Motor Speedway” into a distinctive, lighted “four lane” racing configuration. We continue, similar to 2018, to invest in social media and web application technology to attract and enhance the entertainment experience of our race fans, and upgrade media centers at certain speedways.

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

On February 12, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6.2 million, which was paid on March 15, 2019 to shareholders of record as of March 1, 2019. On April 23, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 5, 2019 to shareholders of record as of May 15, 2019. These 2019 quarterly cash dividends are being paid using available cash, which would otherwise be available for repurchases of common stock or other general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of March 31, 2019, we had aggregate outstanding letters of credit of $587,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings under our floating interest rate Credit Facility and no interest rate or other swaps. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. As of March 31 2019, we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2019 and December 31, 2018 (in thousands):

	Carrying Value		Fair Value
	2019	2018	2019	2018	Maturity Dates
Floating rate revolving Credit Facility (1)	–	–	–	–	December 2019
5.125% Senior Notes	$200,000	$200,000	$199,000	195,000	February 2023

(1)

The weighted average interest rate on Credit Facility borrowings in the three months ended March 31, 2018 was 2.9%. There were no outstanding borrowings under the facility at March 31, 2019 or December 31, 2018.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $587,000, and no instruments or securities with equity price risk, as of both March 31, 2019 and December 31, 2018.

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective as of March 31, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to routine litigation incidental to our business. We believe the resolution of any or all of such litigation will not have a material effect on our financial condition, results of operations or cash flows. New or material developments on our more significant lawsuits, if any, are described in Note 8 to the Consolidated Financial Statements. See "Item 1A, Risk Factors” of our 2018 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended March 31, 2019.

In April 2005, our Board of Directors approved and publicly announced a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, December 2009, February 2014, and February 2018, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 6,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. As of March 31, 2019, we could repurchase up to an additional 884,000 shares under the current authorization.

During the three months ended March 31, 2019, we repurchased 61,000 shares of common stock on the open market for approximately $1.0 million, and 28,000 shares of our common stock were delivered to us at an average price per share of $16.97 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of March 31, 2019
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	21,000	$16.46	21,000	924,000
February 2019	28,000	17.40	19,000	905,000
March 2019	40,000	16.39	21,000	884,000
First Quarter 2019	89,000	$16.73	61,000	884,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

3.1

Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431)).
3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091)).
3.4

Amended and Restated Credit Agreement dated as of December 29, 2014 by and among SMI and Speedway Funding, LLC, as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (the “2014 Credit Agreement”) (incorporated by reference to Exhibit 10.9 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2014).

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

SPEEDWAY MOTORSPORTS, INC.

Date: May 2, 2019	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer) and President

Date: May 2, 2019	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)