Form 10-Q
period 2019-06-30
SPEEDWAY MOTORSPORTS INC
filed 2019-08-01
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 31, 2019, there were 40,853,902 shares of the registrant’s common stock outstanding.

INDEX TO FORM 10-Q

Cautionary Note Regarding Forward-looking Statements - This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2019 and beyond; (v) statements relating to the Company’s future capital expenditures, facility repurposing, hosting of races, broadcasting rights, dividends, common stock repurchases, investments, seating, suite and other asset reduction or removal, income taxes, sponsorships, financing needs and costs, legal proceedings and other contingencies; and (vi) statements related to the proposed merger of the Company with a subsidiary Sonic Financial Corporation as described herein. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. Such risks include (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined below); (ii) the inability of Sonic Financial Corporation to complete the proposed tender offer or merger due to the failure to obtain the minimum percentage of the Company’s stockholders tendering their shares in the Offer or the failure to satisfy other conditions to completion of the proposed tender offer and merger; (iii) the failure of Sonic Financial Corporation to obtain the necessary financing arrangements as set forth in the debt commitment letter delivered pursuant to the Merger Agreement, or the failure of the proposed tender offer or merger to close for any other reason; (iv) risks related to disruption of management’s attention from the Company’s ongoing business operations due to these transactions; (v) the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against the Company and others relating to the Merger Agreement; (vi) the risk that the pendency of the proposed tender offer and merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the proposed tender offer and merger; (vii) the effect of the announcement of the proposed tender offer and merger on the Company’s relationships with its customers, operating results and business generally; and (viii) the amount of the costs, fees, expenses and charges related to the proposed transactions under the Merger Agreement.  No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include the ability of the parties to successfully negotiate a proposed acquisition on the terms proposed or at all, those discussed in our Annual Report on Form 10-K, "Item 1A, Risk Factors”, in this Quarterly Report, “Item 1A. Risk Factors,” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (“SEC”). Forward-looking statements included in this report are based on information available as of the date filed, and we assume no obligation to update any such forward-looking information contained in this report.

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

FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$104,710	$80,568
Accounts receivable, net	39,181	19,497
Prepaid and refundable income taxes	5,949	960
Inventories, net	9,870	8,018
Prepaid expenses and other current assets (Note 2)	16,392	11,911
Total Current Assets	176,102	120,954
Note Receivable	517	613
Other Assets	25,938	23,634
Property and Equipment, Net (Note 2)	921,658	936,551
Other Intangible Assets	298,383	298,383
Goodwill	46,225	46,225
Total	$1,468,823	$1,426,360

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$172	$167
Accounts payable	15,868	10,376
Deferred race event and other income	58,064	33,868
Accrued income taxes	386	689
Accrued interest	4,280	4,295
Accrued expenses and other current liabilities	20,581	21,601
Total Current Liabilities	99,351	70,996
Long-term Debt	198,438	198,002
Deferred Income	3,010	2,357
Deferred Income Taxes, Net	199,066	201,486
Other Liabilities	20,449	18,764
Total Liabilities	520,314	491,605
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, outstanding – 40,854,000 in 2019 and 40,854,000 in 2018	464	463
Additional Paid-in Capital	268,253	266,366
Retained Earnings	798,857	785,251
Treasury Stock at cost, shares – 5,543,000 in 2019 and 5,436,000 in 2018	(119,065)	(117,325)
Total Stockholders’ Equity	948,509	934,755
Total	$1,468,823	$1,426,360

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2019	2018 (Note 2)
Revenues:
Admissions	$19,223	$25,412
Event related revenue	44,830	48,600
NASCAR broadcasting revenue	70,905	86,131
Other operating revenue	6,910	6,712
Total Revenues	141,868	166,855

Expenses and Other:
Direct expense of events	32,482	35,581
NASCAR event management fees	37,327	46,276
Other direct operating expense	4,867	4,566
General and administrative	27,126	27,255
Depreciation and amortization (Note 2)	13,852	13,138
Interest expense, net	2,731	2,953
Other expense (income), net	77	(2,297)
Total Expenses and Other	118,462	127,472

Income Before Income Taxes	23,406	39,383
Provision for Income Taxes	(6,031)	(8,677)
Net Income	$17,375	$30,706

Basic Earnings Per Share	$0.43	$0.75
Weighted Average Shares Outstanding	40,850	40,946

Diluted Earnings Per Share	$0.43	$0.75
Weighted Average Shares Outstanding	40,854	40,956

The accompanying notes are an integral part of these consolidated financial statements.

 SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2019	2018 (Note 2)
Revenues:
Admissions	$33,573	$36,275
Event related revenue	73,307	69,589
NASCAR broadcasting revenue	128,550	122,872
Other operating revenue	14,326	14,082
Total Revenues	249,756	242,818

Expenses and Other:
Direct expense of events	49,152	48,914
NASCAR event management fees	70,192	66,828
Other direct operating expense	10,112	9,438
General and administrative	52,403	51,648
Depreciation and amortization (Note 2)	27,376	26,228
Interest expense, net	5,499	5,910
Other expense (income) expense, net	23	(2,246)
Total Expenses and Other	214,757	206,720

Income Before Income Taxes	34,999	36,098
Provision for Income Taxes	(9,070)	(7,712)
Net Income	$25,929	$28,386

Basic Earnings Per Share	$0.63	$0.69
Weighted Average Shares Outstanding	40,848	40,964

Diluted Earnings Per Share	$0.63	$0.69
Weighted Average Shares Outstanding	40,851	40,979

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2019	40,854	$463	$266,366	$785,251	$(117,325)	$934,755
Net income	—	—	—	8,554	—	8,554
Share-based compensation	63	1	788	—	—	789
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,198)	—	(6,198)
Repurchases of common stock	(88)	—	—	—	(1,482)	(1,482)
Balance, March 31, 2019	40,829	464	267,154	787,607	(118,807)	936,418
Net income	—	—	—	17,375	—	17,375
Share-based compensation	27	0	838	—	—	838
Exercise of stock options	17	—	261	—	—	261
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,125)	—	(6,125)
Repurchases of common stock	(19)	—	—	—	(258)	(258)
Balance, June 30, 2019	40,854	$464	$268,253	$798,857	$(119,065)	$948,509

	Outstanding Common Stock		Additional			Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2018 (Note 2)	40,992	$461	$262,885	$769,426	$(111,982)	$920,790
Net loss	—	—	—	(2,320)	—	(2,320)
Share-based compensation	60	1	846	—	—	847
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,224)	—	(6,224)
Repurchases of common stock	(87)	—	—	—	(1,689)	(1,689)
Balance, March 31, 2018	40,965	462	263,731	760,882	(113,671)	911,404
Net income	—	—	—	30,706	—	30,706
Share-based compensation	17	0	865	—	—	865
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,142)	—	(6,142)
Repurchases of common stock	(63)	—	—	—	(1,108)	(1,108)
Balance, June 30, 2018	40,919	$462	$264,596	$785,446	$(114,779)	$935,725

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended June 30:
	2019	2018
Cash Flows from Operating Activities:
Net income	$25,929	$28,386
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred loan cost amortization	786	752
Gain on disposals of property and equipment and other assets	(18)	(2,352)
Depreciation and amortization	27,376	26,228
Amortization of deferred income	(1,618)	(455)
Deferred income tax provision	(2,049)	(394)
Share-based compensation	1,627	1,712
Changes in operating assets and liabilities:
Accounts receivable	(19,680)	(7,680)
Prepaid, refundable and accrued income taxes	(5,292)	7,637
Inventories	(1,852)	(1,357)
Prepaid expenses and other current assets	(4,481)	(4,971)
Accounts payable	5,338	3,191
Deferred race event and other income	23,413	14,509
Accrued interest	(15)	(24)
Accrued expenses and other liabilities	(1,898)	(3,400)
Deferred income	3,054	73
Other assets and liabilities	(350)	(313)
Net Cash Provided By Operating Activities	50,270	61,542

Cash Flows from Financing Activities:
Principal payments on long-term debt	(167)	(23,162)
Exercise of common stock options	261	-
Dividend payments on common stock	(12,323)	(12,366)
Repurchases of common stock	(1,740)	(2,797)
Net Cash Used By Financing Activities	(13,969)	(38,325)

Cash Flows from Investing Activities:
Payments for capital expenditures	(12,355)	(19,072)
Proceeds from sales of property and equipment	50	2,375
Repayment of note receivable	92	87
Net Cash Used By Investing Activities	(12,213)	(16,610)

Net Increase in Cash and Cash Equivalents	24,088	6,607
Cash and Cash Equivalents at Beginning of Period	80,903	82,200
Cash and Cash Equivalents at End of Period	$104,991	$88,807

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$5,875	$6,138
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	154	929

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

Recent Developments – On July 24, 2019, we announced that Sonic Financial Corporation, and a wholly owned acquisition subsidiary of Sonic Financial, entered into a definitive merger agreement for that subsidiary to acquire all of the outstanding shares of Company common stock for cash consideration of $19.75 per share as further described in Note 11.

Racing Events – In 2019, we plan to hold 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also plan to hold eight NASCAR Gander Outdoors Truck Series, six NASCAR K&N Pro Series, two NASCAR Whelen Modified Tour, one IndyCar Series, six major National Hot Rod Association (NHRA), one NASCAR Automobile Racing Club of America (ARCA) and three World of Outlaws (WOO) racing events. In 2018, we held 24 major annual racing events sanctioned by NASCAR, including 13 Monster Energy Cup and 11 Xfinity Series racing events. We also held eight NASCAR Gander Outdoors Truck Series, five NASCAR K&N Pro Series, three NASCAR Whelen Modified Tour, two IndyCar Series, six major NHRA, one NASCAR ARCA and three WOO racing events.

Seasonality and Quarterly Reporting – Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Racing schedule changes, particularly for NASCAR Cup racing events, can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business, corresponding with the move of race dates between quarters. Such changes can also significantly impact our annual cash flow cycles because we sell many tickets and event related revenues in advance and certain NASCAR broadcasting revenue payments are received after events are held.

The more significant races affected by poor weather and other racing schedule changes for the three and six months ended June 30, 2019 as compared to 2018 include:

•

TMS held one NASCAR Monster Energy Cup and one Xfinity Series racing event in the first quarter 2019 that were held in the second quarter 2018, and one Gander Outdoors Truck Series racing event in the first quarter 2019 that was held in the fourth quarter 2018

•

Poor weather surrounded Monster Energy NASCAR Cup weekends at AMS, LVMS and TMS in the first quarter 2019, at AMS and LVMS in the first quarter 2018, and at BMS, CMS, SR and TMS in the second quarter 2018

•	Poor weather also surrounded major NHRA racing events at CMS in the second quarter 2019, and certain smaller non-NASCAR events at CMS and TMS in the second quarters of 2019 and 2018

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

Under the adopted guidance, certain event related revenue under contract should be recognized quarterly as performance obligations are satisfied, whereas under prior guidance revenue was recognized when fixed and determinable. While preparing our 2018 annual financial statements, we determined that the impact of adoption should have increased accounts receivable by $2,081,000 and retained earnings by $1,567,000 and increased deferred taxes by $398,000 and taxes payable by $116,000, as of January 1, 2018. We also determined that contracted direct expenses for track rentals and certain other events that are rebilled to customers should be presented gross rather than netted against revenues. These revisions to previously issued interim financial statements were reflected in our 2018 Annual Report, and increased event related revenues by $1,007,000 and $2,606,000 and direct expense of events by $2,568,000 and $3,647,000, and decreased the net income by $1,177,000 and $783,000, and basic and diluted loss per share by $0.03 and $0.02, respectively, for the three and six months ended June 30, 2018. The revisions were not material to any prior interim financial statements.

Disaggregated Revenues – Our disaggregated admission, NASCAR broadcasting, sponsorship and other event related revenues are reported in our Motorsports Event Related segment, and our souvenir and other merchandise and other revenues are reported in that segment and our All Other segment (see Note 10), and are comprised of the following (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2019	2018	2019	2018
Admissions	$19,223	$25,412	$33,573	$36,275
NASCAR broadcasting	70,905	86,131	128,550	122,872
Sponsorships and other event related	40,690	46,007	65,367	65,553
Souvenir and other merchandise	8,350	6,346	16,686	12,369
Other	2,700	2,959	5,580	5,749
Total Revenue	$141,868	$166,855	$249,756	$242,818

Unsatisfied Performance Obligations - We have contracted revenues representing unsatisfied performance obligations that are expected to be recognized in the future. These contracts contain initial terms typically ranging from one to five years, with some for ten-year periods, excluding renewal options. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2020 and beyond of approximately $114,046,000 at June 30, 2019. Such amount excludes NASCAR broadcasting revenues through 2024, with estimated total revenues approximating $225.6 million in 2019 and $234.6 million in 2020 (the last year of the current five-year NASCAR Event Management Agreements).

Deferred Event Expenses – Deferred event expenses pertain to scheduled events to be held in upcoming periods and are recognized, along with associated deferred event income, in the calendar quarter in which conducted. Deferred event expenses are reflected in other current assets, and amounted to $12,279,000 and $6,978,000 as of June 30, 2019 and December 31, 2018.

Contract Balances – Our contract assets are comprised of accounts receivable and deferred event expenses, and our contract liabilities are comprised of deferred event income and noncurrent deferred income. Costs to obtain and fulfill contracts (performance obligations) are comprised principally of such deferred event expenses. Changes in contract assets and liabilities result principally from recognition upon holding associated motorsport and non-motorsports events during the period. At June 30, 2019 and December 31, 2018, contract assets aggregated $12,279,000 and $6,978,000, and contract liabilities aggregated $61,074,000 and $36,225,000. For the six months ended June 30, 2019 and 2018, we recognized revenue associated with contract liabilities amounting to $20,969,000 and $28,150,000. At June 30, 2019 and December 31, 2018, our contract liabilities consist of current deferred revenue of $58,064,000 and $33,868,000, and noncurrent deferred revenue of $3,010,000 and $2,357,000, and we anticipate recognizing current amounts in the upcoming twelve-month period and noncurrent amounts thereafter.

Taxes Collected from Customers – We have elected to report sales, admission and other taxes collected from customers based on our applicable jurisdiction tax reporting requirements. As such, taxes are reported on both a gross and net basis in our operations, and those reported on a gross basis amounted to $1,525,000 and $2,094,000 in the three months ended June 30, 2019 and 2018, and $2,186,000 and $2,388,000 in the six months ended June 30, 2019 and 2018.

SMI Weather Guarantee - Effective August 2018, we announced “The SMI Weather Guarantee” for all NASCAR-sanctioned races held at our eight speedways. If inclement weather postpones a NASCAR race, and ticketholders are unable to attend on a rescheduled date, fans can obtain a credit toward future NASCAR races held at any SMI speedway. Unused paid race tickets may be exchanged for tickets of equal or lesser value within one calendar year of the original event date or for the same race in the following year, subject to certain restrictions and requirements. Cash refunds are not available and the guarantee does not apply to delayed or shortened races. Tickets honored under this program were not significant in the three or six months ended June 30, 2019.

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

Our effective income tax rate for the three months ended June 30, 2019 and 2018 was 25.8% and 22.0%, and for the six months ended June 30, 2019 and 2018 was 25.9% and 21.4%, respectively. The 2018 tax rates reflect a second quarter non-recurring tax benefit of $1,110,000 resulting from certain state income tax law changes. We paid cash of $16,410,000 and $500,000 for income taxes in the six months ended June 30, 2019 and 2018.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $11,711,000 at both June 30, 2019 and December 31, 2018, all of which relates to our previously discontinued operation. Of those amounts, $11,534,000 is included in noncurrent other liabilities, all of which would favorably impact our effective tax rate if recognized, and $177,000 is included in deferred tax liabilities at both June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, management believes $201,000 of unrecognized tax benefits will be recognized within the next twelve months. Interest and penalties associated with unrecognized tax benefits were insignificant for the three and six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, we had $1,161,000 and $789,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. The tax years that remain open to examination include 2015 through 2017 by the Internal Revenue Service, and 2012 through 2017 by other state taxing jurisdictions to which we are subject.

Income Tax Benefits – Applicable accounting guidance may require establishing valuation allowances for certain deferred tax assets or income tax liabilities for unrecognized tax benefits, notwithstanding management believes associated tax filing positions are sustainable and are or will be reflected in its tax filings. At June 30, 2019 and December 31, 2018, liabilities for unrecognized tax benefits totaled $11.7 million. Should those tax positions not be fully sustained if examined, an acceleration of material income taxes payable could occur. Where no net income tax benefit had been previously reflected because of providing a valuation allowance on related deferred tax assets, our future results of operations might not be significantly impacted. However, resulting cash required for payments of income taxes could be material in the period in which such determination is made.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $3,215,000 and $4,695,000 for the three months ended June 30, 2019 and 2018, and $5,425,000 and $6,430,000 for the six months ended June 30, 2019 and 2018. There were no deferred direct-response advertising costs at June 30, 2019 or December 31, 2018.

TMS Mineral Rights Lease Receipts – We recognized royalty revenue of $246,000 and $347,000 in the three months ended June 30, 2019 and 2018, and $636,000 and $743,000 in the six months ended June 30, 2019 and 2018, under a natural gas mineral rights lease agreement and a joint exploration agreement entitling TMS to stipulated stand-alone and shared royalties. Such revenues can vary from associated volatility in natural gas price levels and common diminishing well production, as well as other factors outside of TMS’s control. At this time, while extraction activities continue, no new wells are being explored, and management is unable to determine ongoing volumes of production if any or for how long (including common diminishing well production over time), or if natural gas price levels will further decline, remain steady or adequate. The long-term lease remains enforceable as long as drilling or extraction related activities continue or certain price levels are met. The agreements stipulate that TMS distribute 25% of production royalty revenues to the lessee, and obligate TMS to spend amounts equal to royalties received on TMS facility and road infrastructure improvements beginning in 2018, up to specified cumulative amounts. At this time, management believes that our infrastructure spending will continue to exceed anticipated future royalties similar to 2018. As of June 30, 2019 and December 31, 2018, there was no deferred income associated with these agreements.

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

The following table presents estimated fair values and categorization levels of our financial instruments as of June 30, 2019 and December 31, 2018 (in thousands):

			2019		2018
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$104,710	$104,710	$80,568	$80,568
Note receivable	2	NR	517	517	613	613
Cash surrender values	2	NR	10,870	10,870	10,061	10,061

Liabilities (principal)
5.125% Senior Notes Payable due 2023	2	NR	200,000	200,500	200,000	195,000
Other long-term debt	2	NR	720	720	887	887

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

In 2019, we contracted and began removing certain seating at CMS, NHMS and LVMS for replacing every other seating row with drink rails in certain areas, offering our fans more legroom, easier mobility and expanded comfort for consuming food and beverages. As such, we recorded non-cash pre-tax charges for accelerated depreciation of $552,000 and $912,000, before income tax benefits of $143,000 and $237,000, in the three and six months ended June 30, 2019, respectively. These charges are included in our "motorsports event related" reporting segment (see Note 10).

Consolidated Statements of Cash Flows – We revised the consolidated statements of cash flows for the six months ended June 30, 2018 to comport with full year classifications in our 2018 Annual Report. These revisions resulted in an immaterial decrease in net cash provided by operating activities and a corresponding decrease in net cash used by investing activities.

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

We determined the present value of lease payments over the respective lease terms using an estimated weighted average incremental borrowing rate of 4% based on available information, and a weighted-average lease term of 2.5 years. Total lease cost amounted to $344,000 and $687,000 for the three and six months ended June 30, 2019. Operating lease right-of-use assets and associated lease liabilities as of June 30, 2019 are as follows (in thousands):

June 30, 2019
Operating lease right-of-use assets (reflected in non-current Other Assets)	$1,759

Current operating lease liabilities (reflected in Accrued Expenses and Other Current Liabilities)	877
Noncurrent operating lease liabilities (reflected in non-current Other Liabilities)	894
Total present value of lease liabilities	1,771
Imputed interest	66
Total gross lease payments	$1,837

Lease revenue for operating leases, excluding TMS oil and gas mineral rights lease receipts that are not subject to the new lease guidance, amounted to $2,446,000 and $4,910,000 in the three and six months ended June 30, 2019. Future contracted annual lease payments, and minimum lease revenues, under operating leases with terms in excess of twelve months at June 30, 2019 were as follows (in thousands):

	Lease Payments	Lease Revenues
2019 (remainder of the year)	$536	$4,941
2020	740	7,371
2021	462	6,479
2022	59	3,000
2023	40	2,229
Thereafter	—	5,781
Total	$1,837	$29,801

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

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	June 30,	December 31,
	2019	2018
Finished race cars, parts and accessories	$5,215	$5,162
Souvenirs and apparel	3,791	2,319
Micro-lubricant® and other	864	537
Total	$9,870	$8,018

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

Management's latest annual assessment in the second quarter 2019 was based predominately on management's best estimate of future discounted operating cash flows and profitability attributable to such assets for all individual reporting units. The impairment evaluation considered NASCAR’s approved realignment of one annual Monster Energy Cup Series and one annual Gander Outdoors Truck Series racing event from NHMS, and an annual Xfinity Series racing event from KyS, to LVMS beginning in September 2018, and anticipated associated net increases in future long-term cash flows and operating profits. Among other factors, the latest assessment assumes projected cash flow and profitability using minimal or modest annual growth rates for projected revenue streams and operating costs (other than NASCAR broadcasting revenues and event management fees), and strategic amounts of planned capital expenditures. The assessment also reflects anticipated lower cash federal income taxes under the Tax Cuts and Jobs Act. Management projected annual increases in contracted NASCAR broadcasting rights revenues, and associated NASCAR event management fees, based on historical and anticipated rates which are supported by current negotiated multi-year contracts. NASCAR event management fees for years after 2020 have not been negotiated, and future annual fees could differ substantially from those assumed in management’s impairment assessment.

Management also considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements (we had agreements with NASCAR to annually conduct thirteen Monster Energy Cup, eleven Xfinity and eight Gander Outdoors Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, substantially exceeds its current market capitalization. Management also considered the proposed financial terms of the definitive merger agreement described in Note 11, and control premiums and other market information related to our common stock from historical and forward-looking perspectives. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Management believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value.

Management's assessment found the estimated fair value of each reporting unit and each indefinite-lived race date intangible asset exceeded its associated carrying value except for three race date agreements. We recorded sizable impairment charges in 2015 and earlier years to reduce the carrying values for two of those race date agreements to then estimated fair values. These charges resulted in nominal excess fair value over adjusted carrying values for future impairment assessments and are reflected in our current evaluation. As of June 30, 2019 and December 31, 2018, the aggregate carrying value for those non-amortizable race date event sanctioning and renewal agreements was approximately $298.4 million. The estimated excess of fair value of these identified intangible assets is relatively nominal at this time, heightening sensitivity to management’s assumptions used in estimating future discounted cash flows and profitability and associated risk of failing impairment testing. The evaluation reflects, similar to challenges faced by many major sports, reduced visibility on profit recovery due to factors such as changing demographics, evolving entertainment choices for fans, appealing “at-home viewing” experiences and retirement of popular long-standing race driver “megastars”. We have lowered our expectations for forecasted growth rates for certain revenues and profit recovery. However, those expectations and forecasts are based on many factors out of our control, and could be found unachievable. Such ultimate outcome could adversely impact our estimates of fair values, particularly for those three race date intangible assets.

There have been no triggering events that indicate possible impairment, and management believes our operational and cash flow forecasts support our conclusions that no unrecognized impairment exists as of June 30, 2019. Our future profitability or success associated with any current or future NASCAR race realignments could significantly differ from management expectations and estimates, and are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Other Information – There were no changes in the gross carrying value of other intangible assets or goodwill during the six months ended June 30, 2019. Those carrying amounts include accumulated impairments of $100.0 million for other intangible assets and $149.7 million for goodwill at both June 30, 2019 and December 31, 2018. There is no accumulated amortization for either asset class.

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

At June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the Credit Facility, and outstanding letters of credit amounted to $587,000 at both dates. During the three and six months ended June 30, 2018, the Company repaid $20,000,000 and $23,000,000 of Term Loan borrowings. As of June 30, 2019, we had availability for borrowing up to an additional $99,413,000, including up to an additional $49,413,000 in letters of credit, under the revolving Credit Facility.

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

Other Notes Payable – At June 30, 2019 and December 31, 2018, long-term debt includes a 3% interest bearing debt obligation of $720,000 and $887,000 associated with the 2016 purchase of real property at BMS, payable in eight annual installments of $194,000.

Deferred Financing Costs – Deferred financing costs associated with our revolving Credit Facility are reported in other noncurrent assets, and those associated with our 2023 Senior Notes and bank Term Loan are reflected as a reduction of long-term debt. As of June 30, 2019 and December 31, 2018, long-term debt reflects deferred financing costs, net of accumulated amortization, of $2,110,000 and $2,718,000.

Other General Terms and Conditions – The Credit Facility and 2023 Senior Notes contain specific requirements and restrictive financial covenants and limits or prohibits various financial and transactional activities, and also contain cross-default and change of control provisions. We were in compliance with all applicable covenants under these debt agreements as of June 30, 2019. See Note 6 to the Consolidated Financial Statements included in our 2018 Annual Report for additional information on these debt agreements, including dividend, redemption, and right of payment provisions, pledged security and financial and restrictive covenants.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2019	2018	2019	2018
Gross interest costs	$2,962	$3,185	$5,924	$6,362
Less: capitalized interest costs	(35)	(119)	(64)	(248)
Interest expense	2,927	3,066	5,860	6,114
Interest income	(196)	(113)	(361)	(204)
Interest expense, net	$2,731	$2,953	$5,499	$5,910
Weighted-average interest rate on Credit Facility borrowings	—	3.2%	—	3.0%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2019	2018	2019	2018
Net income applicable to common stockholders and assumed conversions	$17,375	$30,706	$25,929	$28,386

Weighted average common shares outstanding	40,850	40,946	40,848	40,964
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	4	10	3	15
Weighted average common shares outstanding and assumed conversions	40,854	40,956	40,851	40,979

Basic earnings per share	$0.43	$0.75	$0.63	$0.69
Diluted earnings per share	$0.43	$0.75	$0.63	$0.69
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	—	13	—	11

Stock Repurchase Program – Our Board of Directors previously approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 6,000,000 shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our debt agreements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program has been funded using available cash and cash equivalents. We suspended our stock repurchase program on April 24, 2019 (see Note 11). There can be no assurance that we will resume repurchases under the program.

During the three and six months ended June 30, 2019, we repurchased 18,000 and 79,000 shares of common stock for $258,000 and $1,272,000. During the three and six months ended June 30, 2018, we repurchased 63,000 and 122,000 shares of common stock for $1,109,000 and $2,257,000. As of June 30, 2019, we could repurchase up to an additional 866,000 shares under the current authorization. During the six months ended June 30, 2019, we also repurchased 28,000 shares of common stock for $468,000 from management employees to settle income taxes on 62,000 restricted shares that vested during the period. As of and through June 30, 2019, treasury stock includes 409,000 shares of common stock delivered to the Company for such purposes.

Declaration of Cash Dividends – On February 12, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6,198,000, which was paid on March 15, 2019 to shareholders of record as of March 1, 2019. On April 23, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6,125,000, which was paid on June 5, 2019 to shareholders of record as of May 15, 2019. On July 23, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.1 million payable on September 6, 2019 to shareholders of record as of August 15, 2019. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

The Company and Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by our Executive Chairman and our Chief Executive Officer, and by a member of our Board of Directors, share various expenses in the ordinary course of business under a shared services agreement. We incurred expenses of $329,000 and $460,000 in the three months ended June 30, 2019 and 2018, and $736,000 and $735,000 in the six months ended June 30, 2019 and 2018 under the shared services agreement. No amounts were due from or payable to Sonic Financial at June 30, 2019 and December 31, 2018.

The Company and certain SMI subsidiaries lease office and warehouse facilities from companies affiliated through common ownership by our Executive Chairman and Chief Executive Officer, and by a member of our Board of Directors, under annually renewable lease agreements. Rent expense amounted to $181,000 and $180,000 in the three months ended June 30, 2019 and 2018, and $364,000 and $362,000 in the six months ended June 30, 2019 and 2018. Amounts owed to these affiliated companies at June 30, 2019 or December 31, 2018 were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc., an entity in which our Executive Chairman is a controlling stockholder, and our Chief Executive Officer and a member of our Board of Directors are affiliated through common ownership, for an aggregate of $19,000 and $26,000 in the three months ended June 30, 2019 and 2018, and $184,000 and $185,000 in the six months ended June 30, 2019 and 2018. There were no vehicles sold to SAI in the three or six months ended June 30, 2019 and 2018. Also, SMI sold through certain speedways and its SMIP merchandising subsidiary various event related inventory and merchandise to SAI totaling $167,000 and $231,000 in the three months ended June 30, 2019 and 2018, and $451,000 and $452,000 in the six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, approximately $167,000 and $142,000 was due from SAI and is reflected in current assets.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships were $422,000 and $392,000 in the three months ended June 30, 2019 and 2018, and $769,000 and $830,000 in the six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, approximately $123,000 and $217,000 was due from SAI and is reflected in current assets.

The foregoing related party balances as of June 30, 2019 and December 31, 2018, and transactions for the three months ended June 30, 2019 and 2018, are summarized below (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$290	$359

	Three Months Ended June 30:		Six Months Ended June 30:
	2019	2018	2019	2018
Merchandise and vehicle purchases	$19	$26	$184	$185
Shared services expense	329	460	736	735
Merchandise sales	638	623	1,220	1,282
Rent expense	181	180	364	362

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

2013 Stock Incentive Plan, Amended and Restated as of April 19, 2017 – The Compensation Committee of the Company’s Board of Directors approved grants of 35,000 restricted stock units to the Company’s Chief Executive Officer and President and 35,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer in each of the six months ended June 30, 2019 and 2018. These grants are to be settled in shares of common stock, vest in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Forfeitures in any given year result from differences between the Company’s actual results for the previous year as compared to the defined full year earnings target.

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

During each of the six months ended June 30, 2019 and 2018, the Company repurchased 28,000 shares of common stock for $468,000 and $540,000, respectively, from executive management employees to settle income taxes on 62,000 shares that vested in each respective period.

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

Share-Based Payments – There were no significant changes in the characteristics of restricted stock or restricted stock units granted in 2019 or 2018 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. No stock options were granted under any of the Company’s stock compensation plans during the six months ended June 30, 2019 or 2018. A total of 16,500 stock options previously granted under the 2004 Plan were exercised in the six months ended June 30, 2019 at an exercise price of $15.83. No stock options were exercised in the six months ended June 30, 2018.

Share-based compensation cost for the three months ended June 30, 2019 and 2018 totaled $838,000 and $865,000, before income taxes of $216,000 and $191,000, and for the six months ended June 30, 2019 and 2018 totaled $1,627,000 and $1,712,000, before income taxes of $421,000 and $368,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at June 30, 2019 or December 31, 2018. As of June 30, 2019, there was approximately $3,300,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the Company's stock compensation plans that is expected to be recognized over a weighted average period of 0.8 year. As of June 30, 2019, all stock options were vested and there was no unrecognized compensation cost related to stock options granted under any of the Company’s stock compensation plans.

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

	Three Months Ended June 30:
	2019			2018
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$137,096	$4,772	$141,868	$162,817	$4,038	$166,855
Depreciation and amortization (Note 2)	13,796	56	13,852	13,104	34	13,138
Segment operating income	25,647	567	26,214	39,345	694	40,039

	Six Months Ended June 30:
	2019			2018
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$239,754	$10,002	$249,756	$234,210	$8,608	$242,818
Depreciation and amortization (Note 2)	27,265	111	27,376	26,157	71	26,228
Segment operating income	39,212	1,309	40,521	38,384	1,378	39,762
Capital expenditures	12,310	45	12,355	18,809	263	19,072

	June 30, 2019			December 31, 2018
Other intangibles	$298,383	–	$298,383	$298,383	–	$298,383
Goodwill	46,225	–	46,225	46,225	–	46,225
Total assets	1,443,865	$24,958	1,468,823	1,402,474	$23,886	1,426,360

The following table reconciles segment operating income above to consolidated income before income taxes for the periods indicated (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2019	2018	2019	2018
Total segment operating income	$26,214	$40,039	$40,521	$39,762
Adjusted for:
Interest expense, net	(2,731)	(2,953)	(5,499)	(5,910)
Other income (expense), net	(77)	2,297	(23)	2,246
Consolidated income before income taxes	$23,406	$39,383	$34,999	$36,098

11. SUBSEQUENT EVENT

On July 24, 2019, we announced that Sonic Financial Corporation, and a wholly owned acquisition subsidiary of Sonic Financial, entered into a definitive merger agreement (the Merger Agreement) for that subsidiary to acquire all of the outstanding shares of Company common stock for cash consideration of $19.75 per share. Sonic Financial, O. Bruton Smith, his family and related entities (the "Smith Group") beneficially own, directly or indirectly, approximately 29 million shares of the Company, and control over 71% of the voting power of the Company. The Merger Agreement was unanimously approved by the Company’s Board of Directors upon the unanimous recommendation of the Special Committee comprised solely of independent and disinterested members of the Company’s Board of Directors. Sonic Financial’s subsidiary will, pursuant to the terms of the Merger Agreement, commence a tender offer to acquire all of the outstanding shares of the Company’s common stock at a price of $19.75 per share in cash. The closing of the tender offer will be subject to several conditions, including tender by more than 50% of the outstanding shares not held by the Smith Group and certain other related parties and other customary conditions.

After completion of the tender offer, Sonic Financial will acquire all remaining shares of Company stock not held by Sonic Financial or its subsidiary for $19.75 per share through a statutory merger of Sonic Financial’s subsidiary and the Company in which the Company will be the surviving corporation and will become a wholly owned subsidiary of Sonic Financial. Under Delaware law, stockholders are not required to approve this statutory merger. The closing of the tender offer and merger transaction is expected to take place in the third quarter 2019. As further described in the Merger Agreement, if that agreement is terminated or abandoned (i) by Sonic Financial, the Company could be required to pay Sonic Financial a termination fee of $24,000,000, or (ii) by the Company, Sonic Financial could be required to pay the Company a termination fee of $40,000,000. There can be no assurance that the tender offer or merger will be consummated. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which was filed July 24, 2019 as Exhibit 2.1 to the Company’s Current Report on Form 8-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read along with the accompanying unaudited Consolidated Financial Statements and Notes, and with the "Cautionary Note Regarding Forward-looking Statements" and "Risk Factors" in this Quarterly Report and in our 2018 Annual Report, any or all of which can significantly impact our future results.

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

Seasonality and Quarterly Results – The impact of seasonality on reporting our quarterly results, and our scheduled racing events for 2019 and as compared to 2018, are further described in Note 1 to the Consolidated Financial Statements.

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

Significant Multi-Year Revenues

•	Multi-year, multi-platform NASCAR Broadcasting Rights Agreement through 2024 - broadcasting revenues expected to approximate $226 million in 2019 (in “Liquidity” below)
•	Our aggregate other long-term, multi-year contracted revenues are significant (in “Liquidity” below)

Other Significant Factors

•	SMI and Sonic Financial Corporation (the “Smith Group”) enter into a Definitive Merger Agreement (in Note 11 to the Consolidated Financial Statements)
•	Certain event weekends have experienced poor weather (in “Impact of Poor Weather” and “Seasonality and Quarterly Results” above)
•	Facility modernization, accelerated depreciation and other charges in recent years and 2019 (in “Capital Expenditures" below and Note 2 to the Consolidated Financial Statements)
•	Annual impairment assessment of Other Intangible Assets and Goodwill (in Note 2 to the Consolidated Financial Statements)
•	Ongoing reduced interest costs from debt reduction (in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”)
•	Repurchases of common stock suspended (in Note 6 to the Consolidated Financial Statements)
•	Unrecognized compensation cost for non-vested share based payments (in Note 9 to the Consolidated Financial Statements)

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

General Factors and Current Operating Trends – Our second quarter 2019 race season results reflect holding TMS's spring NASCAR Monster Energy Cup racing weekend in the first quarter 2019 that was held in the second quarter 2018. These results also reflect lower admissions and event related revenues for certain racing events on a comparable year-over-year basis, and the negative impact of poor weather surrounding certain NASCAR and non-NASCAR events as further discussed in “Results of Operations” below.

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

Recent Developments – On July 24, 2019, we announced that Sonic Financial Corporation, and a wholly owned acquisition subsidiary of Sonic Financial, entered into a definitive merger agreement for that subsidiary to acquire all of the outstanding shares of Company common stock for cash consideration of $19.75 per share. See Note 11 to the Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Management believes the comparative information and non-GAAP financial information presented below, and the various economic and other factors discussed in “Near-term Operating Factors” above, help in understanding and comparing our results of operations. As further discussed below, our first and second quarter results reflect:

•

TMS held one NASCAR Monster Energy Cup and one Xfinity Series racing event in the first quarter 2019 that were held in the second quarter 2018, and one Gander Outdoors Truck Series racing event in the first quarter 2019 that was held in the fourth quarter 2018 (the “2019 TMS Race Date Realignments”)

•

Poor weather surrounded Monster Energy NASCAR Cup weekends at AMS, LVMS and TMS in the first quarter 2019, at AMS and LVMS in the first quarter 2018, and at BMS, CMS, SR and TMS in the second quarter 2018

•	Poor weather also surrounded major NHRA racing events at CMS in the second quarter 2019, and certain smaller non-NASCAR events at CMS and TMS in the second quarters of 2019 and 2018

Non-GAAP Financial Information and Reconciliation – Net income and diluted earnings per share, as adjusted and set forth below, are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to their individual corresponding GAAP basis amounts. Non-GAAP income and diluted earnings per share are derived by adjusting GAAP basis amounts as indicated below. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately adjusts for and presents transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations for the periods presented. See the indicated Notes to the Consolidated Financial Statements for additional information on these non-GAAP adjustments.

We have not reconciled non-GAAP forward-looking earnings per diluted share to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because, as indicated by our relatively wide range of earnings guidance, forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable. Such factors include various economic factors, the seasonal popularity or success of NASCAR, geopolitical factors, as well as others described in our "Cautionary Note Regarding Forward-looking Statements", and "Risk Factors" in this Quarterly Report and our 2018 Annual Report, any or all of which can significantly impact our future results. These components and other factors could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

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

	Three Months Ended June 30:		Six Months Ended June 30:
	2019	2018	2019	2018
Net income using GAAP	$17,375	$30,706	$25,929	$28,386
Non-recurring benefit of state income tax law change (Note 2)	–	(1,110)	–	(1,110)
Accelerated depreciation on retired assets, pre-tax (Note 2)	552	–	912	–
Income tax effect of non-GAAP adjustment	(143)	–	(237)	–
Non-GAAP net income	$17,784	$29,596	$26,604	$27,276

Diluted earnings per share using GAAP	$0.43	$0.75	$0.63	$0.69
Non-recurring benefit of state income tax law change	–	(0.03)	–	(0.03)
Accelerated depreciation on retired assets, pre-tax	0.01	–	0.02	–
Income tax effect of non-GAAP adjustment	(0.00)	–	(0.01)	–
Non-GAAP diluted earnings per share	$0.44	$0.72	$0.65	$0.67

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Total Revenues for the three months ended June 30, 2019 decreased by $25.0 million, or 15.0%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2019 decreased by $6.2 million, or 24.4%, from such revenue for the same period last year. This decrease is due primarily to the 2019 TMS Race Date Realignments. The decrease also reflects lower admissions revenue associated with certain NASCAR racing events on a comparable year-over-year basis, and poor weather surrounding major NHRA racing events at CMS and certain smaller non-NASCAR events at CMS and TMS in the current period. Admissions for LVMS’s major NHRA racing event were lower on a comparable year-over-year basis, reflecting the inaugural racing event on its “four lane” racing configuration at “The Strip at Las Vegas Motor Speedway” in the same period last year.

Event Related Revenue for the three months ended June 30, 2019 decreased by $3.8 million, or 7.8%, from such revenue for the same period last year. This decrease is due primarily to the 2019 TMS Race Date Realignments. The decrease also reflects lower event related revenues associated with reduced attendance and poor weather at certain NASCAR and non-NASCAR racing events on a comparable year-over-year basis. The overall decrease was partially offset by higher event souvenir merchandise revenues associated with third-party venues, higher track rental revenues at certain Company speedways, and higher food and beverage commission revenues in the current period as compared to the same period last year.

NASCAR Broadcasting Revenue for the three months ended June 30, 2019 decreased by $15.2 million, or 17.7%, from such revenue for the same period last year. This decrease reflects the 2019 TMS Race Date Realignments, partially offset by higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year basis.

Other Operating Revenue for the three months ended June 30, 2019 increased by $198,000, or 2.9%, over such revenue for the same period last year. This increase is due primarily to higher Legend Cars revenues, partially offset by lower non-event souvenir merchandise sales, in the current period as compared to the same period last year.

Direct Expense of Events for the three months ended June 30, 2019 decreased by $3.1 million, or 8.7%, from such expense for the same period last year. This decrease is due primarily to costs associated with the 2019 TMS Race Date Realignments. The decrease also reflects lower sanction and purse fees associated with non-NASCAR racing events, and lower operating costs associated with certain NASCAR racing events, on a comparable year-over-year basis. The overall decrease was partially offset by higher operating costs associated with higher event souvenir merchandise revenues from third-party venues in the current period as compared to the same period last year.

NASCAR Event Management Fees for the three months ended June 30, 2019 decreased by $8.9 million, or 19.3%, from such expense for the same period last year. This decrease reflects the 2019 TMS Race Date Realignments, partially offset by higher contractual race event management (purse and sanction) fees for NASCAR-sanctioned racing events on a comparable year-over-year basis.

Other Direct Operating Expense for the three months ended June 30, 2019 increased by $301,000, or 6.6%, over such expense for the same period last year. This increase is due primarily to higher operating costs associated with higher Legend Cars revenues, partially offset by decreased costs associated with lower non-event souvenir merchandise sales, in the current period as compared to the same period last year.

General and Administrative Expense for the three months ended June 30, 2019 decreased by $129,000, or 0.5%, from such expense for the same period last year. This decrease primarily reflects compensation and other indirect costs associated with the 2019 TMS Race Date Realignments. The overall decrease was partially offset by a combination of individually insignificant items.

Depreciation and Amortization Expense for the three months ended June 30, 2019 increased by $714,000, or 5.4%, over such expense for the same period last year. This increase is due primarily to recording pre-tax accelerated depreciation of $552,000 on retired assets in the current period as further described in Note 2 to the Consolidated Financial Statements. The overall increase was partially offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for the three months ended June 30, 2019 was $2.7 million compared to $3.0 million for the same period last year. This change is due primarily to lower total outstanding debt in the current period as compared to the same period last year (there were no Credit Facility borrowings at June 30, 2019 or December 31, 2018).

Other Expense, Net for the three months ended June 30, 2019 was $77,000 compared to other income, net of $2.3 million for the same period last year. This change is due primarily to higher gains on disposals of certain property in the same period last year, and reflects a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the three months ended June 30, 2019 and 2018 was 25.8% and 22.0%, respectively. The 2018 tax rate reflects a non-recurring tax benefit of $1.1 million resulting from certain state income tax law changes.

Net Income for the three months ended June 30, 2019 was $17.4 million compared to $30.7 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Total Revenues for the six months ended June 30, 2019 increased by $6.9 million, or 2.9%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2019 decreased by $2.7 million, or 7.4%, from such revenue for the same period last year. The decrease reflects lower admissions revenue associated with certain NASCAR racing events on a comparable year-over-year basis, and poor weather surrounding certain NASCAR racing events held at AMS, LVMS and TMS, major NHRA racing events at CMS, and certain smaller non-NASCAR events at CMS and TMS in the current period. The decrease is also due to lower admissions for LVMS’s major NHRA racing event on a comparable year-over-year basis, reflecting the inaugural racing event on its “four lane” racing configuration at “The Strip at Las Vegas Motor Speedway” in the same period last year.

Event Related Revenue for the six months ended June 30, 2019 increased by $3.7 million, or 5.3%, over such revenue for the same period last year. This increase is due primarily to higher event souvenir merchandise revenues associated with third-party venues and, to a lesser extent, higher food and beverage commission revenues and higher track rental revenues at certain Company speedways in the current period as compared to the same period last year. The overall increase was partially offset by lower event related revenues associated with reduced attendance and poor weather at certain NASCAR and non-NASCAR racing events on a comparable year-over-year basis.

NASCAR Broadcasting Revenue for the six months ended June 30, 2019 increased by $5.7 million, or 4.6%, over such revenue for the same period last year. This increase reflects higher contractual broadcast rights fees for NASCAR-sanctioned racing events on a comparable year-over-year basis.

Other Operating Revenue for the six months ended June 30, 2019 increased by $244,000, or 1.7%, over such revenue for the same period last year. This increase is due primarily to higher Legend Cars revenues, partially offset by lower non-event souvenir merchandise sales, in the current period as compared to the same period last year.

Direct Expense of Events for the six months ended June 30, 2019 increased by $238,000, or 0.5%, over such expense for the same period last year. This increase is due primarily to operating costs associated with higher event souvenir merchandise revenues from third-party venues in the current period as compared to the same period last year. The overall increase was partially offset by lower advertising and other operating costs associated with certain NASCAR and non-NASCAR racing events, and lower sanction and purse fees associated with non-NASCAR racing events, on a comparable year-over-year basis.

NASCAR Event Management Fees for the six months ended June 30, 2019 increased by $3.4 million, or 5.0%, over such expense for the same period last year. This increase reflects higher contractual race event management fees for NASCAR-sanctioned racing events on a comparable year-over-year basis.

Other Direct Operating Expense for the six months ended June 30, 2019 increased by $674,000, or 7.1%, from such expense for the same period last year. This increase is due primarily to higher operating costs associated with higher Legend Cars revenues, partially offset by decreased costs associated with lower non-event souvenir merchandise sales, in the current period as compared to the same period last year.

General and Administrative Expense for the six months ended June 30, 2019 increased by $755,000, or 1.5%, over such expense for the same period last year. This increase reflects higher property and other taxes and costs for certain non-legal professional services in the current period as compared to last year. The overall increase was partially offset by lower wage and utility costs in the current period, and a combination of individually insignificant items.

Depreciation and Amortization Expense for the six months ended June 30, 2019 increased by $1.1 million, or 4.4%, over such expense for the same period last year. This increase is due primarily to recording pre-tax accelerated depreciation of $912,000 on retired assets in the current period as further described in Note 2 to the Consolidated Financial Statements. The overall increase was partially offset by lower depreciation on certain assets now fully depreciated.

Interest Expense, Net for the six months ended June 30, 2019 was $5.5 million compared to $5.9 million for the same period last year. This change is due primarily to lower total outstanding debt in the current period as compared to the same period last year (there were no Credit Facility borrowings at June 30, 2019 or December 31, 2018).

Other Expense, Net for the six months ended June 30, 2019 was $23,000 compared to other income, net of $2.2 million for the same period last year. This change is due primarily to higher gains on disposals of certain property in the same period last year, and reflects a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the six months ended June 30, 2019 and 2018 was 25.9% and 21.4%, respectively. The 2018 tax rate reflects a non-recurring tax benefit of $1.1 million resulting from certain state income tax law changes.

Net Income for the six months ended June 30, 2019 was $25.9 million compared to $28.4 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the six months ended June 30, 2019 and 2018 resulted primarily from:

(1)	net cash provided by operations amounting to $50.3 million in 2019 ($61.5 million in 2018)
(2)	repayments of long-term debt amounting to $167,000 in 2019 ($23.2 million in 2018)
(3)	payment of quarterly cash dividends amounting to $12.3 million in 2019 ($12.4 million in 2018)
(4)	repurchases of common stock amounting to $1.7 million in 2019 ($2.8 million in 2018)
(5)	cash outlays for capital expenditures amounting to $12.4 million in 2019 ($19.1 million in 2018)

We had the following contractual obligations as of June 30, 2019 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations: (1)
Current liabilities, excluding deferred race event and other income and current portion of long-term debt	$41,115	$41,115	–	–	–
Long-term debt, senior notes (2)	200,720	172	$360	$200,188	–
Other liabilities	7,754	–	–	7,754	–
Interest on fixed rate debt obligations (3)	36,775	10,269	20,523	5,983	–
Deferred income taxes (4)	199,066	–	–	–	$199,066
Interest on floating rate credit facility debt (3)	–	–	–	–	–
NASCAR event management fees (5)	190,087	129,696	60,391	–	–
Contracted capital expenditures (1)	1,387	1,387	–	–	–
Declared dividends on common stock (6)	6,130	6,130	–	–	–
Operating leases	3,080	1,295	1,304	281	200
Total Contractual Cash Obligations	$686,114	$190,064	$82,578	$214,206	$199,266

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments, Letters of Credit (2)	$587	$587	–	–	–

(1)

Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued income taxes or deferred income taxes (cash paid for income taxes was $16.4 million in the six months ended June 30, 2019 and $11.8 million in the full year 2018); and (b) capital expenditures that may be made although not under contract (cash paid for capital expenditures in the six months ended June 30, 2019 was approximately $12.4 million).

(2)

Long-term debt reflects principal payments under the 2023 Senior Notes and other long-term debt. As of June 30, 2019, there were no outstanding revolving Credit Facility borrowings, and we had availability for borrowing up to an additional $99.4 million, including up to an additional $49.4 million in letters of credit.

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

(6)

Dividends on common stock reflect estimated amounts payable for declarations after June 30, 2019. In July 2019, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock payable in September 2019. Quarterly cash dividends paid in 2018 totaled approximately $24.6 million.

LIQUIDITY

The factors described below pertain to our liquidity. Additional information on certain factors can be found where indicated, and is not repeated in this section.

As of June 30, 2019, our cash and cash equivalents totaled $104.7 million, and we had no outstanding borrowings under the Credit Facility (or Term Loan). Our outstanding letters of credit amounted to $587,000, and we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility. We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs through at least the next twelve months, including estimated planned capital expenditures, income tax liabilities, and repurchases of common stock or payment of future declared dividends, if any.

Long-term, Multi-year Contracted Revenues Are Significant – Many of our future revenues are already contracted, including the ten-year NASCAR television broadcast agreements through 2024 as further described below. Many of our sponsorships and corporate marketing contracts are for multiple years. All of our NASCAR Monster Energy Cup, Xfinity and Gander Outdoors Truck Series event sponsorships for the 2019 racing season, and many for years beyond 2019, are already sold. We also have significant contracted revenues under long-term operating leases for various office, warehouse and industrial park space, track rentals and driving school activities. We believe the substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions.

Income Taxes – At June 30, 2019, we had net deferred tax liabilities of approximately $199.1 million and liabilities for uncertain tax benefits of $11.7 million as further described in Note 8 to the Consolidated Financial Statements in our 2018 Annual Report. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, our net deferred tax liabilities remain material after significant reduction under the Tax Cuts and Jobs Act of 2017. The likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in years in which reversal occurs. Such reversal resulted in higher cash paid for income taxes in 2018 as compared to recent years ($16.4 million in the six months ended June 30, 2019 and $11.8 million in 2018). While we anticipate our future cash outlays for income taxes under the Tax Cuts and Jobs Act will be relatively lower than under previous tax law, such future payments are expected to remain substantial. See "Item 1A - Risk Factors" in our 2018 Annual Report for additional information on our income taxes.

General Debt Overview – We have reduced total long-term debt by approximately $30.2 million in 2018 and $232.0 million in 2014 through 2017, and reduced interest costs through principal repayment and various financing transactions. There are no outstanding borrowings under the Credit Facility (including the Term Loan) at June 30, 2019, and associated interest costs have been decreasing in past years from repayments and lower outstanding borrowings. The structured repayment of Term Loan borrowings over five years and lower interest costs under the 2023 Senior Notes have reduced our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. Our operating results have benefited from relatively lower interest rates under our Credit Facility. See "Item 1A - Risk Factors" in our 2018 Annual Report for other factors related to our debt and general economic conditions.

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

Management believes the most restrictive financial covenant is the amended Credit Facility requirement for maintaining a consolidated interest coverage ratio of no less than 3.25 to 1.0. Our ability to maintain compliance can be affected by events beyond our control. As further described in "Item 1A - Risk Factors” in our 2018 Annual Report, possible material adverse effects from non-compliance include cross-default under any or all of our debt agreements and acceleration of all amounts outstanding. We were in compliance with all debt covenants as of June 30, 2019.

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

CAPITAL EXPENDITURES

We continually evaluate new opportunities that may increase stockholder value. Our capital expenditures amounted to $12.4 million in the six months ended June 30, 2019, and $34.1 million in the full year 2018 as further described in our 2018 Annual Report. At this time, aggregate payments for capital expenditures in 2019 are estimated to approximate $20.0 to $30.0 million. As of June 30, 2019, we had contractual obligations for capital expenditures of approximately $1.4 million. Management plans to fund these capital expenditures with available cash, working capital or borrowings under our Credit Facility as needed.

At June 30, 2019, we had various construction projects underway. In 2019, we plan to continue modernizing seating at certain speedways by replacing every other seating row with drink rails in certain areas, offering our fans more legroom, easier mobility and expanded comfort for consuming food and beverages. Also in 2019, similar to 2018, we continue to modernize various speedway spectator and other gathering areas, similar to high-end sports bars and close to our restart zones at certain speedways, and upgrade luxury suites. These areas include expanded premium “spectator-box” seating, premium hospitality, fan-zone entertainment and other first-class fan amenities. In 2018, we completed enhancement of CMS’s new ROVAL™ road course, a new high-end clubhouse at LVMS, and expansion of “The Strip at Las Vegas Motor Speedway” into a distinctive, lighted “four lane” racing configuration. We continue, similar to 2018, to invest in social media and web application technology to attract and enhance the entertainment experience of our race fans, and upgrade media centers at certain speedways.

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

On February 12, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6.2 million, which was paid on March 15, 2019 to shareholders of record as of March 1, 2019. On April 23, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.1 million which was paid on June 5, 2019 to shareholders of record as of May 15, 2019. On July 23, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.1 million payable on September 6, 2019 to shareholders of record as of August 15, 2019. These 2019 quarterly cash dividends are being paid using available cash, which would otherwise be available for general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of June 30, 2019, we had aggregate outstanding letters of credit of $587,000. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents and our Credit Facility. As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings under our floating interest rate Credit Facility and no interest rate or other swaps. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. As of June 30, 2019, we had availability for borrowing up to an additional $99.4 million, including $49.4 million in letters of credit, under the revolving Credit Facility as further described in Note 5 to the Consolidated Financial Statements.

The table below presents principal debt balances outstanding, fair values, interest rates and maturity dates as of June 30, 2019 and December 31, 2018 (in thousands):

	Carrying Value		Fair Value
	2019	2018	2019	2018	Maturity Dates
Floating rate revolving Credit Facility (1)	–	–	–	–	December 2019
5.125% Senior Notes	$200,000	$200,000	$200,500	195,000	February 2023

(1)

The weighted average interest rate on Credit Facility borrowings in the six months ended June 30, 2018 was 3.0%. There were no outstanding borrowings under the credit facility at June 30, 2019 or December 31, 2018.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $587,000, and no instruments or securities with equity price risk, as of both June 30, 2019 and December 31, 2018.

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures - Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective as of June 30, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our 2018 Annual Report a number of risks which may materially adversely affect our business or cause our actual results to differ materially from results contemplated by forward-looking statements contained in this report or other public statements we may make. You should carefully consider those Risk Factors and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. However, many of these factors are beyond our ability to control or foresee, and undue reliance should not be put on forward-looking statements. Risk and other forward-looking factors, including future or forecasted results or events, may or may not ultimately be found correct. These risk factors may change from time to time and may be amended, supplemented or superseded by updates contained in future periodic reports on Form 10-Q, Form 10-K or other forms we file with the SEC.

Risks Related to the Merger Agreement

We may not complete the pending transaction with Sonic Financial within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On July 23, 2019, we entered into a definitive merger agreement (the “Merger Agreement”) with Sonic Financial and a wholly owned acquisition subsidiary of Sonic Financial. Sonic Financial’s subsidiary will, pursuant to the terms of the Merger Agreement, commence a tender offer to acquire all of the outstanding shares of the Company’s common stock at a price of $19.75 per share in cash. The closing of the tender offer will be subject to several conditions, including tender by more than 50% of the outstanding shares not held by the Smith Group and certain other related parties and other customary conditions. After completion of the tender offer, Sonic Financial will acquire all remaining shares of Company stock not held by Sonic Financial or its subsidiary for $19.75 per share through a statutory merger of Sonic Financial’s subsidiary and the Company in which the Company will be the surviving corporation and will become a wholly owned subsidiary of Sonic Financial (the “Merger”).

The obligation of Sonic Financial’s subsidiary to purchase shares tendered in the tender offer is subject to a non-waivable condition that there will have been validly tendered (and not validly withdrawn) a number of shares greater than 50% of the outstanding shares not owned by Sonic Financial, its affiliates and certain individuals specified in the Merger Agreement immediately before the expiration of the tender offer and is subject to the satisfaction or waiver of other conditions set forth in the Merger Agreement, including, (a) the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the tender offer or the Merger; (b) the accuracy of the representations and warranties of the Company and compliance by the Company with the covenants contained in the Merger Agreement, subject to a Company Material Adverse Effect (as defined in the Merger Agreement) and other materiality qualifiers; (c) there not having been a Company Material Adverse Effect since the date of the Merger Agreement; and (d) the completion of a specified marketing period for the debt financing being obtained by Sonic Financial to fund the payment of the aggregate offer price and merger consideration. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our board of directors. As a result, we cannot assure you that the transaction with Sonic Financial will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed. In addition, the Company has expended and will continue to expend significant management time and resources and has incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Merger. A substantial portion of these expenses must be paid regardless of whether the Merger is consummated. Even if the Merger is completed, delay in its completion could result in additional transaction expenses, loss of revenue or other effects associated with uncertainty about the Merger. We could be required to pay Sonic Financial a termination fee of $24 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Sonic Financial’s prior consent. These limitations are described in the Merger Agreement and include, among other things, restrictions on our ability to amend our organizational documents, declare dividends, issue securities, make certain capital expenditures, dispose of our assets, enter into certain contracts and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

The Merger Agreement limits the Company’s ability to pursue an alternative acquisition proposal and requires it to pay to Sonic Financial a termination fee of $24 million under certain circumstances, which could require us to use available cash that would have otherwise been available for general corporate purposes.

The Merger Agreement prohibits the Company from, directly or indirectly, soliciting, initiating, or taking any action to knowingly assist, facilitate or encourage certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides that the Company must pay a termination fee in the amount of $24 million in the event that the Merger Agreement is terminated for certain reasons, including circumstances involving the failure of the Company’s board of directors to recommend that the Company’s stockholders tender their shares. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition. If the Merger Agreement is nevertheless terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Sonic Financial.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. These costs could affect our financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended June 30, 2019.

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

In each of February 2007, December 2008, December 2009, February 2014, and February 2018, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 6,000,000 shares. All approved increases contain the same terms and conditions as previous share repurchase authorizations. As of June 30, 2019, we could repurchase up to an additional 866,000 shares under the current authorization. The program currently has no scheduled expiration date. However, we suspended our stock repurchase program on April 24, 2019 (see Note 11 to the Consolidated Financial Statements).

During the six months ended June 30, 2019, we repurchased 79,000 shares of common stock on the open market for approximately $1.3 million, and 28,000 shares of our common stock were delivered to us at an average price per share of $16.97 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the period. These shares are reflected in the following table.

	Issuer Purchases of Equity Securities as of June 30, 2019
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	21,000	$16.46	21,000	924,000
February 2019	28,000	17.40	19,000	905,000
March 2019	40,000	16.39	21,000	884,000
First Quarter 2019	89,000	$16.73	61,000	884,000
April 2019	18,000	14.33	18,000	866,000
May 2019	–	–	–	866,000
June 2019	–	–	–	866,000
Second Quarter 2019	18,000	14.33	18,000	866,000
Total 2019	107,000	$16.32	79,000	866,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of July 23, 2019, by and among Speedway Motorsports, Inc. (“SMI”), Sonic Financial Corporation and Speedco, Inc. (incorporated by reference to Exhibit 2.1 to SMI’s Current Report on Form 8-K filed July 24, 2019).

3.1

Certificate of Incorporation of Speedway Motorsports, Inc. (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431)).
3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091)).
3.4	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).
3.5	Amendment No. 1 to Bylaws of SMI (incorporated by reference to Exhibit 3.5 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2007).
3.6	Amendment No. 2 to Bylaws of SMI (incorporated by reference to Exhibit 3.1 to SMI’s Current Report on Form 8-K filed February 15, 2019).
3.7	Amendment No. 3 to Bylaws of SMI (incorporated by reference to Exhibit 3.1 to SMI’s Current Report on Form 8-K filed July 24, 2019).
31.1	Certification of Mr. Marcus G. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Marcus G. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

Date: August 1, 2019	By:	/s/ Marcus G. Smith
Marcus G. Smith
Chief Executive Officer (Principal Executive Officer) and President

Date: August 1, 2019	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)